Form 10QSB
period 2000-03-31
B2BSTORES COM INC
filed 2000-05-15
CIK 1095858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

                  For the Quarterly Period ended March 31, 2000

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

     For the transition period from __________________ to __________________


                         Commission File number 1-14798

                               b2bstores.com Inc.
             (Exact name of registrant as specified in its charter)


               Delaware                                   11-3500746
----------------------------------------       ------------------------------
(State or other jurisdiction of                   I.R.S. Employer ID No.
incorporation or organization)

                            249 East Ocean Boulevard
                                    Suite 620
                          Long Beach, California 90802
                         -----------------------------
                    (Address of principal executive offices)

                                 (562) 491-7180
                           (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES     X           NO
                            ----              ----


As of May 11, 2000, 8,621,643 shares of the Issuer's Common Stock were outstanding.

           Transitional Small Business Disclosure Format (check one):

                         YES                NO      X
                              -----              ------

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

---------------------------------------------------------------------------

Financial Statements (Unaudited and Condensed):

         Balance Sheets                                                   2

         Statements of Loss                                               3

         Statements of Stockholders' Equity (Deficit)                     4

         Statements of Cash Flows                                         5

         Notes to Financial Statements                                   6-10
                               b2bstores.com Inc.
                                  Balance Sheets

                                                              March 31,      December 31,
                                                                2000             1999
                                   ASSETS                    (unaudited)
Current:
     Cash and cash equivalents                               $ 11,404,078   $     72,629
     Marketable securities                                     13,426,681             --
     Finance proceeds receivable                                4,320,000             --
     Prepaid expenses and other current assets                    198,144         38,915
                                                             ---------------------------
Total current assets                                           29,348,903        111,544
Deposits                                                           51,813         20,796
Deferred offering costs                                                --        320,367
Property and equipment, net                                     2,010,911        362,874
                                                             ---------------------------
                                                             $ 31,411,627   $    815,581
                                                             ===========================

                 LIABILITIES AND STOCKHOLDERS'  EQUITY (DEFICIT)

Current Liabilities
     Accounts payable                                        $    706,478   $     72,129
     Accrued expenses and other current liabilities                 3,913         93,936
     Deferred revenue                                                  --            987
     Due to principal stockholder                                      --        824,836
                                                            ----------------------------
Total current liabilities                                         710,391        991,888
                                                            ----------------------------

Commitments
Stockholders' equity
     Preferred stock, $.01 par value - shares authorized
     5,000,000; none issued                                            --             --
     Common stock, $.01 par value - shares authorized
     25,000,000; issued 8,621,643 and 4,021,643                    86,216         40,216
     Additional paid-in capital                                35,261,266      2,713,714
     Deficit accumulated during the development stage          (4,646,246)    (2,930,237)
                                                             ---------------------------
Total stockholders' equity (deficit)                           30,701,236       (176,307)
                                                             ---------------------------
                                                             $ 31,411,627   $    815,581
                                                             ===========================


See accompanying notes to financial statements.

                               b2bstores.com Inc.
                                Statements of Loss


                                           Cumulative, period from                                 Period from
                                           June 28, 1999 (Inception)    Three months Ended   June 28, 1999 (inception)
                                              to March 31, 2000           March 31,2000        to December 31, 1999
                                                 (unaudited)               (unaudited)
                                           -------------------------    ------------------   -------------------------
Sales                                          $     6,383               $     4,192              $     2,191
Cost of Sales                                      176,122                   115,614                   60,508
                                               --------------------------------------------------------------

Gross Loss                                        (169,739)                 (111,422)                 (58,317)
                                               --------------------------------------------------------------
Operating Expenses
     General and administrative                    948,178                   622,423                  325,755
     Sales and marketing                           579,145                   380,175                  198,970
     Technology                                    299,500                   196,604                  102,896
     Fulfillment Management                        140,400                    92,164                   48,236
     Start-up Costs                                 55,036                        --                   55,036
Stock-based compensation relating to general
 and administrative activities                     216,430                        --                  216,430
Stock-based compensation relating to start-up
 activities                                      2,359,962                   458,462                1,901,500
                                              ---------------------------------------------------------------
          Total operating expenses               4,598,651                 1,749,828                2,848,823
                                              ---------------------------------------------------------------
          Loss from operations                  (4,768,390)               (1,861,250)              (2,907,140)
Interest income (expense)                          122,144                   145,241                  (23,097)
                                              ---------------------------------------------------------------
Net loss                                       $(4,646,246)              $(1,716,009)             $(2,930,237)
                                              ===============================================================
Loss per share (basic and diluted)                                       $     (0.28)             $     (0.75)
                                                                         ====================================
Weighted average common shares outstanding                                 6,063,401                3,910,780
                                                                         ====================================




See accompanying notes to financial statements.

                               b2bstores.com Inc.
                   Statements of Stockholders' Equity (Deficit)
                                   (unaudited)

Period from June 28, 1999 (inception) to March 31, 2000
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Deficit
                                                                                                 accumulated
                                                                 Common Stock        Additional   during the       Total
                                                             -------------------       paid-in    development   stockholders'
                                                             shares        Amount      capital       stage      equity (deficit)
--------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock to
 founding & other stockholders:         June 29, 1999       3,666,667  $    36,667  $       --    $      --     $   36,667

Issuance of common stock to investors:  August 23, 1999       333,333       3,333    2,497,500           --      2,500,833

Issuance of common stock to directors
 & consultants: September 15, 1999                             21,643         216      216,214           --        216,430

Net loss for the period                                            --          --           --   (2,930,237)    (2,930,237)
---------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999                                   4,021,643      40,216    2,713,714   (2,930,237)      (176,307)

Issuance of common stock in connection with initial
  public offering, net February 15, 2000                    4,000,000      40,000   27,775,090           --    27,815,090

Issuance of common stock in connection with overallotment,
  net, March 29, 2000                                         600,000       6,000    4,314,000           --     4,320,000

Stock based compensation from vesting of options to officers       --          --      458,462           --       458,462

Net loss for three months                                          --          --           --   (1,716,009)   (1,716,009)
--------------------------------------------------------------------------------------------------------------------------
Balance March 31, 2000 (unaudited)                          8,621,643  $   86,216  $35,261,266  $(4,646,246)  $30,701,236
==========================================================================================================================


See accompanying notes to financial statements.

                              b2bstores.com Inc.
                             STATEMENTS OF CASH FLOWS

                                                                         Cumulative, period
                                                                          from June 28,1999      Three months        Period from
                                                                           (inception) to           ended           June 28, 1999
                                                                           March 31, 2000       March 31, 2000     (Inception) to
                                                                            (unaudited)           (unaudited)     December 31, 1999
                                                                         ----------------------------------------------------------
Cash flows from operating activities:
     Net loss                                                             $ (4,646,246)          $ (1,716,009)       $ (2,930,237)
                                                                         ----------------------------------------------------------
Adjustments to reconcile net loss to  net cash used in
 operating Activities:
     Expense recognized in connection with issuance of common stock
     relating to start-up and general and administrative activities          2,576,392                458,462           2,117,930
     Depreciation and amortization                                              74,427                 45,894              28,533
     Changes in assets and liabilities:
      Increase in prepaid expenses and other current assets                   (198,145)              (159,230)            (38,915)
      Increase/(Decrease) in other assets                                      (51,812)               (31,016)            (20,796)
      Decrease in deferred revenue                                                 987                     --                 987
      Increase/(Decrease) in accrued expenses                                    2,926                (91,010)             93,936
      Increase in accounts payable                                             706,478                634,349              72,129
                                                                         ----------------------------------------------------------
           Total adjustments                                                 3,111,253                857,449           2,253,804
                                                                         ----------------------------------------------------------
           Net cash, used in operating activities                           (1,534,993)              (858,560)           (676,433)
                                                                         ----------------------------------------------------------

Cash flows from investing activities:
     Marketable securities                                                 (13,426,681)           (13,426,681)                 --
     Capital expenditures                                                   (2,085,338)            (1,693,931)           (391,407)
                                                                          ---------------------------------------------------------

           Net cash, used in investing activities                         (15,512,019)           (15,120,612)           (391,407)

Cash flows from financing activities:
     Deferred offering costs                                                  (320,367)                     -            (320,367)
     Loans from principal stockholder                                        1,399,836                575,000             824,836
     Repayment of loans from principal stockholder                          (1,399,836)            (1,399,836)                  -
     Proceeds from issuance of common stock                                 28,771,457             28,135,457             636,000
                                                                         ----------------------------------------------------------
           Net cash provided by financing activities                        28,451,090             27,310,621           1,140,469
                                                                         ----------------------------------------------------------

Net Increase in cash                                                        11,404,078             11,331,449              72,629
Cash and equivalents, beginning of period                                           --                 72,629                  --
                                                                         ----------------------------------------------------------
Cash and equivalents, end of period                                       $ 11,404,078           $ 11,404,078            $ 72,629
                                                                         ==========================================================

Non-cash items:
Deferred offering costs                                                  $    320,367           $    320,367             $     --
Finance proceeds receivable                                                (4,320,000)            (4,320,000)                  --

Supplemental cash flow information:
Interest paid on loans from principal stockholder                        $     22,838           $     22,838             $     --


See accompanying notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

Business

     b2bstores.com Inc. ("b2bstores" or the "Company"), a development stage enterprise, was incorporated on June 28, 1999 under the laws of the State of Delaware. The Company operates an Internet web site that is specifically designed to assist business customers in the operation and development of their businesses. The site provides our business customers with access to quality products and supplies, a premier network of business services and a broad menu of business content.

     The Company's web site moves business-to-business transactions and other business operations away from traditional modes to the Internet. This web site is designed as a community mall, a place where business customers can visit a "virtual storefront" or product category of their choice, seek out services from professionals, research issues important to their business and meet and communicate with customers, suppliers, colleagues and competitors. The Company is developing its web site to make it user friendly and to create an experience that is highly useful, efficient, enjoyable and informative for the business customer.

Basis of Presentation

     The financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company's management believe that the disclosures are adequate to make the information presented not misleading.

     These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained herein. You should read these financial statements together with the audited financial statements and notes thereto for the period from June 28, 1999 (Inception) to December 31, 1999 included in the Company's Registration Statement on Form SB-2MEF (No. 333-30376) which was declared effective by the Securities and Exchange Commission on February 14, 2000. The Company follows the same accounting policies in preparation of its interim reports.

     Results of operations for the interim periods may not be indicative of annual results.

Reclassifications

     Certain prior period amounts have been reclassified to conform with the current period's presentation.

Cash and Cash Equivalents

     The Company invests certain of its excess cash in debt instruments of the US Government, municipalities and their agencies, money market accounts, and of high quality corporate issuers and 94% of the balances are held at one broker. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents.

Marketable Securities

     The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents; those with an original maturity greater than 90 days are considered marketable securities. At March 31, 2000, short-term investments consist of investments in high quality corporate issuers and have been classified as held to maturity. Unrealized gains and losses for the period ending March 31, 2000 were not significant. All short-term investments and 94% of cash equivalents are held at one broker. Accordingly, the Company is subject to credit risk if the broker is unable to repay the balance in the account or deliver the Company's securities. The Company manages this credit risk by only investing in high-quality money market instruments, municipal securities, and corporate issuers.

Revenue Recognition

     To date, the Company has generated nominal revenues. b2bstores anticipates that its revenue will primarily be comprised of sales of merchandise either purchased by b2bstores or placed on consignment with b2bstores, commissions, advertising and other revenue.

     The Company will recognize revenues according to:

        o   the type of product or service being sold,

        o the structure of the contract negotiated with the individual vendor, and

        o the substantive nature of the risks of ownership we incur in connection with the sale and shipment of the product.

     For product sales involving substantive risk of ownership, the Company will generally recognize revenue at the gross transaction value. For service and referral sales where risk of loss is minimal, the Company will generally recognize revenue on a net fee or commission basis. For auction sales where the Company incurs risk of loss in the transactions, it will recognize gross revenues. For auction sales where the Company acts as auctioneer and has little risk of loss, it will recognize revenue on a net basis or transaction fee basis.

Currently, policy setting groups of the Emerging Issues Task Force and the Financial Accounting Standards Board are reviewing the guidelines under which revenue is recognized on a gross basis versus a net basis. As the Company currently recognizes certain of its revenue on a gross basis, there is a risk that future guidelines may require the Company to change, retroactively, its revenue recognition policy. This could cause the Company to report markedly lower revenues than currently anticipated. Although such a change would cause the Company to report markedly lower revenues and costs of products, it would not change the Company's reporting with respect to other expenses, net revenue or earnings before and after tax.

     The Company will allow customers to return merchandise in certain circumstances; accordingly, the Company will not recognize revenue from the sale of those products covered by the return policy until the return policy period has expired or the customer's right of return has expired. The Company will recognize the sales amount as deferred revenue upon verification of the credit card transaction authorization and shipment of the merchandise until such time that the Company is able to estimate returns.

Advertising Revenue

     The Company will also earn revenue from the sale of advertising on its web site. These revenues will be recognized as the advertisement is displayed.

Property and Equipment

     Property and equipment, net consists of the following:



Capitalized software development costs:                           March 31, 2000
                                                                ----------------

         Purchased software....................................     $1,120,011
         Internally developed software.........................        521,137
Computer equipment.............................................        406,603
Furniture and equipment........................................         34,587
Leasehold improvements.........................................          3,000
                                                                  ------------
                                                                     2,085,338
Less:  Accumulated depreciation and amortization..............          74,427
                                                                  ------------
Property and equipment, net...................................      $2,010,911
                                                                  ------------

Depreciation expense for the three months ended March 31, 2000 was $45,894.

Capitalized software development costs:                       December 31, 1999
                                                             -------------------

         Purchased software.................................          $120,011
         Internally developed software......................           117,860
Computer equipment..........................................           118,545
Furniture and equipment.....................................            32,691
Leasehold improvements......................................             2,300
                                                                  ------------
                                                                       391,407
Less:  Accumulated depreciation and amortization............            28,533
                                                                  ------------
Property and equipment, net.................................          $362,874
                                                                  ------------

Depreciation and amortization expense was $28,533 for the period from June 28, 1999 (inception) to December 31, 1999.

Capitalized Software Development Costs

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs.

     The Company has capitalized certain incurred software development costs in the amount of approximately $1.6 million in connection with its online services. The majority of these costs were in connection with purchasing the perpetual, non-revocable license to the software technology used for the e-commerce platform from Netgateway upon which the Company has built its e-commerce portal. As part of this transaction, the Company no longer has any future obligations to Netgateway. The costs associated with research and development of such technology were expensed as incurred. Software development costs incurred subsequent to establishing technological feasibility have been capitalized. Technological feasibility is established upon the completion of a detailed program design (in the absence of any high risk issues or uncertainties). Capitalized software costs are being amortized over a period of two years. Maintenance costs incurred in connection with the software are being expensed as incurred.

Stockholders' Equity

     On February 15, 2000, the Company completed its initial public offering ("IPO") of 4,000,000 shares of its common stock at $8.00 per share. Net proceeds to the Company aggregated approximately $27.8 million (net of underwriters' commission and offering expenses of $4.2 million). Additionally, on March 29,

2000, the over-allotment option on the common stock offering was exercised in full, resulting in an additional issuance of 600,000 shares of common stock with net proceeds of approximately $4.3 million to the Company (net of underwriters' commission and offering expenses of $500 thousand) which was received on April 3, 2000. This amount is reflected on the balance sheet as finance proceeds receivable.

     The Company used approximately $1.41 million of the net proceeds of the IPO to repay in full the principal and interest due on a loan made by Enviro-Clean of America Inc., a principal stockholder of the Company.

     The Company issued warrants to purchase up to 400,000 shares of common stock to the underwriter representatives in connection with the IPO.

     The Company granted 1,000,000 options to officers of the Company in connection with their initial employment by the Company.

1999 Performance Equity Plan

     The Company has a Performance Equity Plan that authorizes the granting of up to 2,000,000 shares of common stock to key employees, officers, directors and consultants. Awards consist of stock options (both nonqualified options and options intended to qualify as "Incentive" stock options under Section 422 of the Internal Revenue Code of 1986, as amended), registered stock awards, deferred stock awards, stock appreciation rights and other stock-based awards, as described in the plan. As of March 31, 2000, 832,500 options were granted under the plan to employees and directors.

Loss Per Share

     Basic loss per share is based only on the weighted average number of common shares outstanding for the period. Diluted loss per share is similar to basic loss per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares, such as options and warrants, had been issued. Dilutive potential common shares are excluded from the computation if their effect is antidilutive.

     Basic and diluted loss per share are the same due to the options being antidilutive in accordance with SFAS 128.

Stock-Based Compensation

     The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value based method, compensation cost is the excess, if any, of the fair market value of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

     During the three months ended March 31, 2000, the Company charged to operations $458,462 relating to officers' options granted in connection with the IPO, and vested in the first quarter of the year.

Income Taxes

     The company has not generated any taxable income to date and therefore has not paid any federal or state income taxes since inception. The Company has provided a full valuation allowance on the deferred tax asset created from these taxable losses due to the uncertainty of future income streams and limitation provisions created by the completion of the IPO.

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations

                           Forward Looking Statements

     This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future prospects, developments and business strategies.

     These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. These statements are contained under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations.

     These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. These factors include, but are not limited to, the following: changes in general economic and business conditions; changes in current pricing levels; changes in political, social and economic conditions and local regulations; changes in technology and the development of new technology; foreign currency fluctuations; reductions in sales to any significant customers; changes in sales mix; industry capacity; competition; disruptions of established supply channels; manufacturing capacity constraints; and the availability, terms and deployment of capital. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.

     We do not undertake to update our forward-looking statements to reflect future events or circumstances.

Overview

     b2bstores.com Inc. is a development stage company. We were formed in June 1999 and assembled a core set of operating assets during the remainder of 1999. These assets include a management team, a technology infrastrucuture, financing and our basic web site, www.b2bstores.com, which first became available in September 1999. In February 2000, we completed our Initial Public Offering ("IPO").

     During the first quarter of 2000, we have continued to assemble additional core assets, including the acquisition of a perpetual, nonrevocable license to the software technology used for our core business. This technology will also allow us to provide vendor management and other e-commerce services to other businesses that seek to utilize the Internet for their inventory management requirements and business products purchasing and selling. We have also expanded the number of our employees from 23 to 45. This growth results from its expansion of its development team in preparation of its launching site and its expansion of its sales and marketing team hired to add new product vendors, service vendors and content to the site. Our technology group has also increased as it develops the electronic connectivity between the b2bstores.com Inc. portal and our numerous vendors. All of this activity has resulted in increased operating expenses as discussed below.

     In addition to the continuing assembly of additional core assets, we engaged in the following activities, which are currently ongoing during the first quarter of 2000:

     Expansion of our business product categories. We regularly seek to expand our product categories by establishing relationships with additional fulfillment agents. These fulfillment agents are vendors that actually supply the products purchased by our customers through our web site. The terms of any agreement governing a relationship with a new fulfillment agent must be negotiated and will vary on a case-by-case basis.

     Implementation of auction functions. We are currently integrating the necessary technology to provide online auctions at our web site. The technology we are using for the auction functions is being developed internally.

     Introduction and expansion of business referrals. We negotiate with providers of financial services, accounting services, legal services and other services to serve as service providers to customers at our web site. We are spending significant time in connection with our efforts to assemble a group of service providers willing to utilize our web site for the promotion of their services.

     Provision of business information and content. We provide business information and other content to our customers, including:

        o   computer product reviews,

        o   news,

        o   stock market information, and

        o   downloadable driving directions.

     This information is supplied by third-party content providers. We are required to pay a fee for the content we make available through our web site. We intend to expand our roster of content providers and the information available through our web site. The arrangement we have with each content provider varies on a case-by-case basis.

Sources of Revenue

     We believe that we will derive our revenues from the following sources:

        o   product sales;

        o   service referral fees and commissions;

        o   advertising;

        o   "click through" fees; and

        o   vendor management fees.

     We will recognize revenues according to:

        o   the type of product or service being sold,

        o the structure of the contract negotiated with the individual vendor, and

        o the substantive nature of the risks of ownership we incur in connection with the sale and shipment of the product.

     For product sales involving substantive risk of ownership, we will generally recognize revenue at the gross transaction value. For service and referral sales where risk of loss is minimal, we will generally recognize revenue on a net fee or commission basis. For auction sales where we incur risk of loss in the transactions, we will recognize gross revenues. For auction sales where we act as auctioneer and have little risk of loss, we will recognize revenue on a net basis or transaction fee basis.

Seasonality

     Although we have a limited operating history, we expect to experience seasonal variations in our e-commerce and advertising revenue, especially during the summer period, when user traffic levels are expected to decline. Our e-commerce revenue may be affected by stronger consumer goods sales during the fourth calendar quarter of the year. In addition, our advertising revenue may experience the same seasonal and cyclical patterns as those in traditional media, where advertising increases ahead of the year-end holiday buying season.

Results of Operations

                        Three Months ended March 31, 2000

     We incurred a net loss of approximately $1.7 million for the three month period ended March 31, 2000 and a $2.9 million loss for the period from June 28, 1999 (inception) to December 31, 1999. At March 31, 2000 we had an accumulated deficit of $4.7 million. The net losses and accumulated deficit resulted from our lack of substantial revenues, while incurring development and operational costs and stock based compensation expense. Because of our expansion plans, we expect to incur significant operating losses for the foreseeable future. Although we are expecting revenue growth in current periods, such growth may not be substantial and, therefore, these current periods should not be considered indicative of future performance. We may never achieve significant revenues or profitability or if we achieve significant revenues, it may not be sustained.

     Revenues. Revenues were nominal for the three months ending March 31, 2000. We continue to operate as a development stage company. The Company was established on June 29, 1999 and, therefore, comparative amounts to the period ended December 31, 1999 have not been presented.

     Cost of Sales. Cost of sales includes the costs of the products or service sold, which was approximately $2,400 for the three-month period and overhead costs for the three-month period of approximately $113,000, necessary to support and keep the site functioning properly for all 24 hour periods.

     General and administrative expenses. General and administrative expenses consist primarily of salaries and related costs for our officers, management, administrative, finance, legal, and human resources department, as well as support services and professional service fees. The general and administrative expenses of approximately $622,000 are mainly comprised of salaries, bonuses and related costs of $233,000, facility management costs of $94,000, professional services of $97,000, directors' and officers' insurance costs of $40,000 and travel and entertainment costs of $92,000.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries for sales and marketing personnel, advertising, trade shows, and travel and entertainment costs, including costs of attending trade shows. The sales and marketing expense of approximately $380,000 for the three months ended March 31, 2000 was mainly comprised of salaries and related costs of $253,000,travel and entertainment expenses of $5,000, and advertising and marketing costs of $73,000. We expect these expenses to continue to grow significantly, as we pursue an aggressive growth strategy.

     Technology expenses. Technology expenses consist primarily of the management of the hardware and software systems necessary to operate an internet sales portal. Portal issues include the electronic communications between the company's web-based systems and the numerous product and service vendors represented on the site. The technology expense of approximately $197,000 for the three months ended March 31, 2000 were mainly comprised of salaries and related costs of $136,000, and subscription fees of $40,000. We expect these expenses to continue to grow as business expands.

     Fulfillment management expenses. Fulfillment management expenses consist of all customer service issues relating to the "customer experience" in shopping at the b2b portal and the management of all vendor fulfillment issues (delivery of the products to the customers). The fulfillment management expense of approximately $92,000 for the three months ended March 31, 2000 was mainly comprised of salaries and related costs of $54,000, service fees of $23,000 and training costs of $13,000. We expect these expenses will continue to grow as we expand our business.

     Stock-based compensation expense. Stock-based compensation expense of $458,462 consists of expense relating to officers options vested in connection with the IPO. There are additional options that were granted in connection with the IPO that will vest over the next two years and create compensation charges of approximately $822,000.

     Interest Income earned on our cash management account for the three months ended was $145,000.

     As a result of all of the above, the net loss to common shareholders for the three months ended March 31, 2000 was $1.7 million. On a basic and diluted per share basis, the net loss to common shareholders for the three months ended March 31, 2000 was $ (.28) per share.

Liquidity and Capital Resources

     For the three months ended March 31, 2000, cash provided by financing activities of $27 million was primarily due to our initial public offering of 4,000,000 shares of its common stock at $8.00 per share. Thereafter, on March 29, 2000, we completed the sale of an additional 600,000 shares pursuant to the over-allotment option granted to the underwriters in the IPO. Net proceeds to us from the IPO (and the over-allotment option) aggregated approximately $32.1 million (net of underwriters' commission and offering expenses of approximately $4.7 million) of which $4.3 million relating to the over-allotment was received on April 3, 2000.

     In connection with the IPO, bonuses in the aggregate amount of $105,000 were paid.

     We used approximately $1.41 million of the net proceeds of the IPO to repay in full the principal and interest due on a loan made by Enviro-Clean of America Inc., a principal stockholder of the Company.

     As of March 31, 2000, our primary source of liquidity consisted of cash and cash equivalents derived from the IPO. At March 31, 2000, the Company had cash and cash equivalents of $24,830,759. Giving effect to the over-allotment, we had Finance Proceeds receivable of $4.3 million, which was received on April 3, 2000.

     For the three months ended March 31, 2000, cash used in operating activities was $858,000. Cash used in operating activities consisted mostly of net operating losses and increases in accounts payable and accrued expenses. We expect these expenses to grow as we transition from a development stage company.

     Net cash used in investing activities was $1.7 million for the three months ended March 31, 2000. Our investing activities were for capital expenditures which mainly comprised of purchasing the perpetual non-revocable license to the software technology used for the e-commerce platform from Netgateway which the Company has built its e-commerce portal on. As a part of this transaction, the Company no longer has any future obligations to Netgateway.

Risks relating to our financial condition

     In addition to the other information included in this report, the following factors should be considered in evaluating our business and future prospects:

Because we have a very short operating history, there is no track record to indicate that we will successfully manage our business or achieve profitability.

     We may not be able to grow our business as planned or ever become a profitable business. We began our commercial operations in September 1999 and have a limited operating history upon which you may evaluate us. Our business prospects are subject to all the risks, expenses and uncertainties encountered by any new company. We also face the risks inherent in operating in the rapidly evolving markets for Internet products and services.

     Because our operating expenses and capital expenditures will outpace our revenues, we will incur significant losses in the near term.

     We expect to incur significant operating expenses and make relatively high capital expenditures as we develop our Internet business. These operating expenses and capital expenditures will initially outpace revenues and result in significant losses in the near term. We have generated only nominal revenues for three months ended March 31, 2000 and have incurred a net loss of $1.7 million, and since inception have incurred a net loss of $4.6 million.

Because our executive officers lack significant management experience, we may not be able to effectively manage our growth.

     The growth of our business may place a significant strain on our management team and we may not be able to effectively manage our growth. None of our executive officers has significant experience in managing a company or overseeing a company's rapid growth.

                            PART II OTHER INFORMATION

Item 2(c). Unregistered Securities

     During the first quarter of 2000, our board approved or ratified option grants to the following seven directors and thirty employees. These options allow for the purchase up to an aggregate of 832,500 stock options under our 1999 Performance Equity Plan:


                                                         No. of Shares
         Director                                     Subject to Options             Exercise Price
         --------------------------------------------------------------------------------------------------
         Ellett, Philip                                      50,000                       $11.50
         Godfrey, Ralph                                      50,000                       $11.50
         Higgins, John                                       50,000                       $11.50
         Hileman, Garrick                                    50,000                       $11.50
         Raubvogel, Jay                                      50,000                       $11.50
         Strauss, William                                    50,000                       $11.50
         Walke, David                                        50,000                       $11.50

                                                         No. of Shares
         Employee                                     Subject to Options             Exercise Price
         --------------------------------------------------------------------------------------------------
         Anderson, Marsten G.                                10,000                        $8.00
         Chu, Michelle                                       10,000                       $11.50
         Conley, Michael                                     25,000                       $11.50
         Crookston, Duncan                                   10,000                       $11.50
         DeFranco, Robert                                    25,000                       $11.50
         Ferguson, Ron                                       20,000                        $8.00
         Gardiner, Mark                                       5,000                        $8.00
         Goodsell, Laura                                     50,000                        $8.00
         Hoge, Thomas                                        25,000                        $8.00
         Jarrard, Lee                                        10,000                        $8.00
         Leimer, Shawna                                      25,000                        $8.00
         Mannarino, Amy                                      10,000                       $11.50
         Maybry, Terri                                       18,000                       $11.50

                                                         No. of Shares
         Employee                                     Subject to Options             Exercise Price
         --------------------------------------------------------------------------------------------------
         McClaugherty, Catherine                              5,000                        $8.00
         Metzler, Timothy A.                                 40,000                        $8.00
         Morris, Robert                                       5,000                        $8.00
         Mosio, Eva                                          10,000                       $11.50
         Mourer, Darrin M.                                    5,000                        $8.00
         Muramoto, David                                      3,000                       $11.50
         Olea, David                                         16,500                        $8.00
         Price, Anne                                         10,000                        $8.00
         Privett, Brianna M.                                 10,000                        $8.00
         Schneider, Darrin D.                                25,000                        $8.00
         Summers, Chris                                       5,000                        $8.00
         Sussex, Eileen                                      25,000                       $11.50
         Valera, Vanessa                                     15,000                       $11.50
         Van Doren, La Mar                                   20,000                       $11.50
         Weber, Libby L.                                     25,000                        $8.00
         Wharton, Kate                                       10,000                        $8.00
         Williams, Eartha Kitt                               10,000                        $8.00


Item 2(d).  Use of Proceeds

     On February 14, 2000, the Company's Registration Statement on Form SB-2MEF covering the Offering of 4,000,000 shares of the Company's Common Stock, Commission file number 333-30376 was declared effective.

     The net proceeds of the offering to the Company (after deducting expenses) were $27,815,090. On March 29, 2000, the over-allotment option was also exercised and declared effective, resulting in the proceeds (after deducting expenses) of $4,320,000, which were received upon settlement on April 3, 2000. From the effective date of the Registration Statement to March 31, 2000, the net proceeds have been used for the following purposes:

         Repayment of indebtedness....................................................... $ 1,422,676
         Development costs..................................................................1,000,000
         Purchases of machinery and equipment.................................................100,000
         Working capital..................................................................... 461,655
         Other purposes (for which $100,00 has been used), including:
                  investments, including commercial
                  paper, short-term municipal securities, and
                  money markets funds..................................................... 24,830,759
                                                                                           ----------
                                                                                          $27,815,090

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 12, 2000                             b2bstores.com Inc.
                                                (Registrant)

                                               By:
                                               /s/ Woo Jin Kim
                                               ------------------------------
                                               Woo Jin Kim
                                               Chief Executive Officer


                                               By:
                                               /s/ Mark Voorhis
                                               ------------------------------
                                               Mark Voorhis
                                               Chief Financial Officer