Form 10QSB
period 2000-06-30
B2BSTORES COM INC
filed 2000-08-14
CIK 1095858

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

                 For the Quarterly Period ended June 30, 2000

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from __________________ to __________________


                        Commission File number 1-14798

                              b2bstores.com Inc.
            (Exact name of registrant as specified in its charter)


          Delaware                                            11-3500746
-------------------------------                       --------------------------
(State or other jurisdiction of                          I.R.S. Employer ID No.
incorporation or organization)

                           249 East Ocean Boulevard
                                   Suite 620
                         Long Beach, California 90802
                     ------------------------------------

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

                       YES   X         NO
                          --------       --------

   As of August 11, 2000, 8,621,643 shares of the Issuer's Common Stock were outstanding.

          Transitional Small Business Disclosure Format (check one):

                       YES             NO   X
                          --------       --------


                         PART I  FINANCIAL INFORMATION

Item 1.  Financial Information

Condensed Financial Statements:                                                                                    Page

         Balance Sheet as of June 30, 2000 (unaudited)                                                                3

         Unaudited Statements of Loss for the three and
         six months ended June 30, 2000, the period from June 28, 1999 (inception)
         through June 30, 1999 and the period from inception (June 28, 1999)
         through June 30, 2000                                                                                        4

         Statements of Stockholders' Equity (Deficit) audited for the period from inception (June 28, 1999) through December 31, 1999 and unaudited
         from the period January 1, 2000 through June 30, 2000 (unaudited)                                            5

         Unaudited Statements of Cash Flows for the period from inception (June 28,
         1999) through June 30, 2000, the six months ending June 30, 2000, and the
         period from inception (June 28, 1999) through June 30, 1999 (unaudited)                                      6

         Notes to unaudited condensed financial statements                                                         7-11


Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                                         12-19

PART II OTHER INFORMATION

Item 1:  Legal Proceedings                                                                                           19
Item 2:  Changes in Securities                                                                                       19
Item 3:  Defaults upon senior securities                                                                             20
Item 4:  Submissions of matters to a vote of security holders                                                        20
Item 5:  Other information                                                                                           20
Item 6:  Exhibits and reports on form 8-K                                                                            21
Signatures                                                                                                           22

                              b2bstores.com Inc.
                                 Balance Sheet
                           (condensed and unaudited)


                                                                                             June 30, 2000
                                                                                             -------------
ASSETS

Current:
     Cash and cash equivalents                                                         $              23,426,032
     Marketable Securities                                                                             3,250,000

     Prepaid Expenses and other current assets                                                           294,480
                                                                                       -----------------------------------------
Total Current Assets                                                                                  26,970,512
Deposits                                                                                                  51,813
Property and equipment, net                                                                            2,358,388
                                                                                       -----------------------------------------
                                                                                       $              29,380,713
                                                                                       =========================================

                LIABILITIES AND STOCKHOLDERS'  EQUITY

Current Liabilities
     Accounts Payable                                                                  $                 313,003
     Accrued bonuses                                                                                     108,000
     Other current liabilities                                                                             9,328
     Deferred revenue                                                                                      1,736
                                                                                       -----------------------------------------
Total Current Liabilities                                                                                432,067
                                                                                       -----------------------------------------

Stockholders' equity
     Preferred stock, $.01 par value - shares authorized 5,000,000; none                                       -
     Common stock, $.01 par value - shares authorized 25,000,000; issued
     8,621,643                                                                                            86,216
     Additional Paid-in Capital                                                                       35,474,370
     Deficit accumulated during the development stage                                                 (6,611,940)
                                                                                       -----------------------------------------
Total stockholders' equity                                                                            28,948,646
                                                                                       -----------------------------------------
                                                                                       $              29,380,713
                                                                                       =========================================

See accompanying notes to unaudited condensed financial statements.

                              b2bstores.com Inc.
                              Statements of Loss
                           (condensed and unaudited)







                                               Cumulative, period from      Three months ended           Six months ended
                                                    June 28, 1999        June 30, and period from     June 30,and period from
                                                    (Inception)           inception(June 28,1999)    inception (June 28, 1999)
                                                                          through June 30, 1999         through June 30, 1999
                                                  to June 30, 2000          2000         1999             2000            1999
                                                                            ----         ----             ----            ----
Sales                                                 $     74,207        $    67,824         -         $    72,016         -
Cost of Sales                                              570,432            378,559         -             509,924         -
                                                      ------------        -----------                   -----------
     Gross Loss                                           (496,225)          (310,735)        -            (437,908)        -
Operating Expenses
     General and administrative                          1,656,089            707,911         -           1,330,334         -
     Sales and marketing                                 1,311,984            748,590         -           1,113,014         -
     Technology                                            460,028            160,527         -             357,132         -
     Fulfillment Management                                319,976            179,577         -             271,740         -
     Start-up Costs                                         55,036              -             -                   -         -
Stock-based compensation relating to general and           216,430              -             -                   -         -
     administrative activities
Stock-based compensation relating to start-up
     activities                                       $  2,636,886            276,924         -             735,386         -
          Total operating expenses                       6,656,429          2,073,529         -           3,807,606         -
          Loss from operations                          (7,152,654)        (2,384,264)        -          (4,245,514)        -
Interest Income (expense)                             $    540,714            418,570         -             563,811         -
Net loss                                              $ (6,611,940)       $(1,965,694)        -         $(3,681,703)        -
Loss per share (basic and diluted)                                             $(0.23)        -              $(0.50)        -
Weighted average common shares outstanding                                  8,621,643         -           7,342,522         -


See accompanying notes to financial statements.

                  Statement of Stockholders' Equity (Deficit)


Period from June 28, 1999 (inception) to June 30, 2000

Period from June 28, 1999 (inception) to December 31, 1999 (audited)
                                                                                                        Deficit
                                                                                                       Accumulated
                                                                                      Additional       during the       Total
                                                                 Common Stock          paid-in         Development   stockholders'
                                                            Shares         Amount      capital            Stage     equity (deficit)
Issuance of common stock to
Founding and other stockholders:         June 29, 1999     3,666,667    $   36,667    $     -          $    -          $    36,667

Issuance of common stock to investors:   August 23, 1999     333,333         3,333      2,497,500           -            2,500,833

Issuance of common stock to directors
  and consultants: September 15, 1999                         21,643           216        216,214           -              216,430

Net loss for the period                                       -               -             -           (2,930,237)     (2,930,237)

Balance December 31, 1999                                  4,021,643    $   40,216    $ 2,713,714      $(2,930,237)    $  (176,307)
Period from January 1 to June 30, 2000 (unaudited)
Issuance of common stock in connection with initial
  public offering, net February 15, 2000                   4,000,000        40,000     27,775,090           -           27,815,090

Issuance of common stock in connection with
  overallotment, net,  March 29, 2000                        600,000         6,000      4,314,000           -            4,320,000

Stock based compensation from vesting of
 options to officers                                           -              -           735,386           -              735,386

Additional expenses in connection with initial
 public offering                                               -              -           (63,820)          -              (63,820)

Net loss for the period                                        -              -             -           (3,681,703)     (3,681,703)

Balance June 30, 2000 (unaudited)                          8,621,643    $   86,216    $35,474,370      $(6,611,940)    $28,948,646


See accompanying notes to financial statements.

                              b2bstores.com Inc.
                            STATEMENT OF CASH FLOWS
                           (Condensed and Unaudited)

                                                                    Cumulative, period
                                                                    from June 28,1999     Six months       Period from June 28, 1999
                                                                      (inception) to         ended            (inception) through
                                                                       June 30, 2000     June 30, 2000          June 30, 1999
                                                                    ----------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                                           $(6,611,940)       $(3,681,703)               -
                                                                    ----------------------------------------------------------------
Adjustments to reconcile net Loss to  net cash used in
  operating activities:
     Expense recognized in connection with issuance of common stock for   2,853,316            735,386                -
     relating to start-up and general and administrative activities
     Depreciation and amortization                                          347,424            318,891                -
     Changes in assets and liabilities:
       Increase in prepaid expenses and other current assets               (294,480)          (255,565)               -
       Increase in deposits                                                 (51,813)           (31,017)               -
       Increase in deferred revenue                                           1,736                749                -


       Increase in accrued bonuses                                          108,000                  -                -
       Increase in accrued expenses                                           9,328             23,392                -
       Increase in accounts payable                                         313,003            240,874                -
                                                                    ----------------------------------------------------------------
           Total adjustments                                              3,286,514          1,032,710                -
                                                                    ----------------------------------------------------------------
           Net cash, used in operating activities                        (3,325,426)        (2,648,993)               -
                                                                    ----------------------------------------------------------------

Cash flows from investing activities:
      Marketable Securities                                              (3,250,000)        (3,250,000)               -
      Capital expenditures                                               (2,705,812)        (2,314,405)               -
                                                                    ----------------------------------------------------------------
           Net cash used in investing activities                         (5,955,812)        (5,564,405)               -

Cash flows from financing activities:
      Loans from principal stockholder                                    1,399,836            575,000                -
      Repayment of loans from principal stockholder                      (1,399,836)        (1,399,836)               -
      Proceeds from issuance of common stock                             33,027,637         32,391,637              36,667
                                                                    ----------------------------------------------------------------
           Net cash provided by financing activities                     32,707,270         31,566,801              36,667
                                                                    ----------------------------------------------------------------

Net Increase in Cash                                                     23,426,032         23,353,403              36,667
Cash and cash equivalents, beginning of period                               -                  72,629                -
Cash and cash equivalents, end of period                                $23,426,032        $23,426,032             $36,667
                                                                    ================================================================

Non-cash items:
Deferred offering costs                                                 $     -            $   320,367                -
                                                                              -

Supplemental cash flow information:
Interest paid on loans from principal stockholder                       $    22,838        $    22,838                -


See accompanying notes to financial statements

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

Business

     b2bstores.com Inc. ("b2bstores" or the "Company"), a development stage enterprise, was incorporated on June 28, 1999 under the laws of the State of Delaware. The Company is a comprehensive business-to-business Internet destination for organizations of all sizes, delivers quality business-related products and services combined with information resources through an, integrated, user-friendly web site. In addition, b2bstores.com offers its Integrated Merchandising Solution (IMS), which provides complete e-commerce solutions for businesses. IMS creates a marketplace featuring the products, services, and content selected by a business under a fully branded, co-branded, or private label offering.

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

     These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained herein. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the period from June 28, 1999 (Inception) to December 31, 1999 included in the Company's Registration Statement on Form SB-2MEF (No. 333-30376) which was declared effective by the Securities and Exchange Commission on February 14, 2000. The Company follows the same accounting policies in the preparation of its interim reports.

     Results of operations for the interim periods may not be indicative of annual results.

Reclassifications

     Certain prior period amounts have been reclassified to conform with the current period's presentation.

Cash and Cash Equivalents

     The Company invests certain of its excess cash in debt instruments of the US Government, municipalities and their agencies, money market accounts, and of high quality corporate issuers and 99% of the balances are held at one broker. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents.

Marketable Securities

     The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents; those with an original maturity greater than 90 days are considered marketable securities. At June 30, 2000, short-term investments consist of investments in high-quality corporate issuers and have been classified as held to maturity. Unrealized gains and losses for the period ending June 30, 2000 were not significant. All short-term investments and 99% of cash equivalents are held at one broker. Accordingly, the Company is subject to credit risk if the broker is unable to repay the balance in the account or deliver the Company's securities. The Company manages this credit risk by only investing in high-quality money market instruments, municipal securities, and corporate issuers. These funds are insured by Travelers Insurance Group.

Revenue Recognition

     To date, the Company has generated nominal revenues from product sales. b2bstores anticipates that its revenue will primarily be comprised of sales of merchandise either purchased by b2bstores or placed on consignment with b2bstores, commissions, advertising and other revenue.

     The Company will recognize revenues according to:

     .   the type of product or service being sold,

     . the structure of the contract negotiated with the individual vendor, and

     . the substantive nature of the risks of ownership we incur in connection with the sale and shipment of the product.

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

Property and Equipment

     Property and equipment, net consists of the following:

                                                    June 30, 2000
                                                    -------------
Capitalized software development costs:
     Purchased software                                $1,120,011
     Internally developed software                        743,238
Computer equipment                                        795,943
Furniture and equipment                                    43,220
Leasehold improvements                                      3,400
                                                       ----------
                                                        2,705,812
Less:  Accumulated depreciation and amortization          347,424
                                                       ----------
Property and equipment                                 $2,358,388
                                                       ----------

Depreciation expense for the three and six months ended June 30, 2000 was $272,997 and $318,891 respectively.

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

     The Company has capitalized certain software development costs in the amount of approximately $ 1.9 million in connection with its online services. The majority of these costs were in connection with purchasing the perpetual, non-revocable license to the software technology used for the e-commerce platform from Netgateway upon which the Company has built its e-commerce portal. As part of this transaction, the Company no longer has any future obligations to Netgateway. The costs associated with research and development of such technology were expensed as incurred. Software development costs incurred subsequent to establishing technological feasibility have been capitalized. Technological feasibility is established upon the completion of a detailed program design (in the absence of any high risk issues or uncertainties). Capitalized software costs are being amortized over a period of two years. Maintenance costs incurred in connection with the software are being expensed as incurred.

Stockholders' Equity

     On February 15, 2000, the Company completed its initial public offering ("IPO") of 4,000,000 shares of its common stock at $8.00 per share. Net proceeds to the Company aggregated approximately $27.8 million (net of underwriters' commission and offering expenses of $4.2 million). Additionally, on March 29, 2000, the over-allotment option on the common stock offering was exercised in full, resulting in an additional issuance of 600,000 shares of common stock with net proceeds of approximately $4.3 million to the Company (net of underwriters' commission and offering expenses of $500,000.

     The Company used approximately $1.4 million of the net proceeds of the IPO to repay in full the principal and interest due on a loan made by Enviro-Clean of America Inc., a principal stockholder of the Company.

     The Company issued warrants to purchase up to 400,000 shares of common stock to the underwriter representatives in connection with the IPO.

     The Company granted 1,000,000 options to officers of the Company in connection with their initial employment by the Company.

     Subsequent to June 30, 2000, there were 71,790 performance options granted to employees relating to the second quarter bonuses.

1999 Performance Equity Plan

     The Company has a Performance Equity Plan that authorizes the granting of up to 2,000,000 shares of common stock to key employees, officers, directors and consultants. Awards consist of stock options (both nonqualified options and options intended to qualify as "Incentive" stock options under Section 422 of the Internal Revenue Code of 1986, as amended), registered stock awards, deferred stock awards, stock appreciation rights and other stock-based awards, as described in the plan. As of June 30, 2000, 1,209,500 options were granted under the plan to employees and directors.

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

     During the six months ended June 30, 2000, the Company charged to operations approximately $735,000 relating to officers' options granted in connection with the IPO, and vested in the first two quarters of the year.

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

Due to changes in the market place, the Company has re-evaluated its sales and
marketing strategy.   The original strategy of creating a branded site through
the use of advertising mediums to create market awareness of b2bstores.com name has been altered in response to changing market conditions. The new strategy which still focuses on driving the purchases through increasing traffic to the site, will do so through strategic partnership with our existing customers. We will not be spending the amount of money for marketing and advertising as it was originally anticipated in our registration statement due to the change in the above strategy.

In June, upon authorization of the Board of Directors, the Company hired the investment banking firm of Houlihan Lokey Howard & Zukin to review strategic alternatives available to the company and its shareholders. Among the alternatives that Houlihan Lokey will research will be acquisitions, mergers and other alliances that will help the company execute its growth strategy.

     We do not undertake to update our forward-looking statements to reflect future events or circumstances.

Overview

     b2bstores.com Inc. is a development stage company which was formed in June 1999 and assembled a core set of operating assets during the remainder of 1999. These assets include a management team, a technology infrastrucuture, financing and our basic web site, www.b2bstores.com, which first became available in September 1999. In February 2000, we completed our Initial Public Offering ("IPO").

     Since the introduction of our site, our web site has provided our customers with the ability to purchase online business products and supplies in a growing number of categories. We will continue doing business on our site, along with expanding our vendor management services of our business model. We have more than enough cash to fund operations for next twelve months. Currently we are not expecting any major capital expenditures. We will need to add more employees as support as our transaction grows on our web site and as our vendor management services grows.

     In a letter to the Board of Directors dated July 10, 2000, Woo Jin Kim, Chief Executive Officer of the Company, submitted notice of his intent to terminate his employment. The Board accepted this resignation of employment and notice of the Board's decision was delivered to Mr. Kim. Chief Financial Officer Mark Voorhis has replaced Mr. Kim on an interim basis. Subsequent to his resignation of employment, Mr. Kim's resignation from the Board of Directors was deemed effective. In addition, on July 12, 2000, Garrick Hileman submitted a letter of resignation from the Board of Directors, which was accepted by the Board.

     During the first two quarters of 2000, we have continued to assemble additional core assets, including the acquisition of a perpetual, nonrecoverable license to the software technology used for our core business. This technology will also allow us to provide vendor management and other e-commerce services to other businesses that seek to utilize the Internet for their inventory management requirements and business products purchasing and selling. We have also expanded the number of our employees from 23 to 43. This growth results from our expansion of our development team in preparation of launching our site and expansion of our sales and marketing team hired to add new product vendors, service vendors and content to the site. Our technology group has also increased as it develops the electronic connectivity between the b2bstores.com Inc. portal and our numerous vendors. All of this activity has resulted in increased operating expenses as discussed below.

     In addition to the continuing assembly of additional core assets, we have engaged in the following activities, which are currently ongoing during the second quarter of 2000:

     Vendor Management Model    We have  expanded the Vendor Management services
     -----------------------
portion of our business model. Vendor Management is a concept where b2b stores.com repackages a portion or all of it products, services and content catalog under a fully branded, co-branded or "private labeled" offering for our partners and clients. Offering our products, services and content in this manner allows b2bstores.com to leverage ourselves into an indirect channel sales model, creating the ability to address a much larger audience of potential buyers. We are able to do this by offering this additional e-commerce functionality to our partner's websites, giving them the ability to add value to their constituents. This allows b2bstores.com to access new markets and potential buyer populations through these Vendor Management partnerships.

     Expansion of our business product categories. We regularly seek to expand
     --------------------------------------------
our product categories by establishing relationships with additional fulfillment agents. These fulfillment agents are vendors that actually supply the products purchased by our customers through our web site. The terms of any agreement governing a relationship with a new fulfillment agent must be negotiated and will vary on a case-by-case basis.

     Introduction and expansion of business referrals.  We negotiate with
     ------------------------------------------------
providers of financial services, accounting services, legal services and other services to serve as service providers to customers at our web site. We are spending time in connection with our efforts to assemble a group of service providers willing to utilize our web site for the promotion of their services.

     Provision of business information and content.  We provide business
     ---------------------------------------------
information and other content to our customers, including:

     .    computer product reviews,

     .    news,

     .    stock market information, and

     .    downloadable driving directions.

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

Sources of Revenue

     We believe that we will derive our revenues from the following sources:

     .    product sales;

     .    service referral fees and commissions;

     .    advertising;

     .    "click through" fees; and

     .    vendor management fees. We offer Integrated Merchandising Solution
          (IMS), which provides complete e-commerce solutions for businesses. IMS creates a market place featuring the products, services, and content selected by a business under a fully branded, co-branded, or private label offering. As of June 30, 2000 we have signed 17 IMS contracts through this IMS partner program.

     We will recognize revenues according to:

     .    the type of product or service being sold,

     . the structure of the contract negotiated with the individual vendor, and

     . the substantive nature of the risks of ownership we incur in connection with the sale and shipment of the product.

     For product sales involving substantive risk of ownership, we will generally recognize revenue at the gross transaction value. For service and referral sales where risk of loss is minimal, we will generally recognize revenue on a net fee or commission basis. For auction sales where we incur risk of loss in the transactions, we will recognize gross revenues. For auction sales where we act as auctioneer and have little risk of loss, we will recognize revenue on a net basis or transaction fee basis. To date, our current revenues are derived from product sales.

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

Results of Operations

       We incurred a net loss of approximately $2.0 million for the three month and $3.7 million for the six month period ended June 30, 2000. At June 30, 2000 we had an accumulated deficit of $6.6 million. The net losses and accumulated deficit resulted from our lack of substantial revenues, while incurring development and operational costs and stock based compensation expense. Because of our expansion plans, we expect to incur significant operating losses for the foreseeable future. Although we are expecting revenue growth in current periods, such growth may not be substantial and, therefore, these current periods should not be considered indicative of future performance. We may never achieve significant revenues or profitability or if we achieve significant revenues, it may not be sustained.

     Revenues. Revenues were nominal for the three months and six months ending June 30, 2000, totaling approximately $68,000 and $72,000, respectively. We continue to operate as a development stage company, which means that, although we have commenced our planned principal operations, we have not obtained significant revenues as of yet.

     Cost of Sales. Cost of sales includes the costs of the products or service sold, which was approximately $79,000 for the three-month period and $82,000 for the six-month period ending June 30, 2000 and overhead costs of approximately $300,000 for the three-month period and $428,000 for the six-month period ending June 30, 2000, which are necessary to support and keep the site functioning properly for all 24 hour periods.

     General and administrative expenses. General and administrative expenses consist primarily of salaries and related costs for our officers, management, administrative, finance, legal, and human resources department, as well as support services and professional service fees. The general and administrative expenses for three months ending June 30, 2000 are approximately $708,000. They are mainly comprised of salaries, bonuses and related costs of $215,000, facility management costs of $144,000, professional services of $152,000, directors' and officers' insurance costs of $50,000, travel and entertainment costs of $60,000, and employee relations' expense of $42,000. The general and administrative expenses for period ending six months ending June 30, 2000 are approximately $1,330,000. They are mainly comprised of salaries, bonuses and related costs of $448,000, facility management costs of $240,000, professional services of $250,000, directors' and officers' insurance costs of $90,000, travel and entertainment costs of $174,000, and employee relations' expense of $43,000.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries for sales and marketing personnel, advertising, trade shows, and travel and entertainment costs, including costs of attending trade shows. The sales and marketing expense of approximately $749,000 for the three months ended June 30, 2000 was mainly comprised of salaries and related costs of $319,970, and advertising and marketing costs of $371,000. The sales and marketing expense of approximately $1,113,000 for the six months ended June 30, 2000 was mainly comprised of salaries and related costs of $494,000, advertising and marketing costs of $462,000 and employee relations' costs of $121,000. Due to changes in the market place, the Company has re-evaluated its sales and marketing strategy. The original strategy of creating a branded site through the use of advertising mediums to create market awareness of b2bstores.com name has been altered in response to changing market conditions. The new strategy which still focuses on driving the purchases through increasing traffic to the site, will do so through strategic partnership with our existing customers.

We will not be spending the amount of money for marketing and advertising as it was originally anticipated in our registration statement due to the change in the above strategy.


     Technology expenses. Technology expenses consist primarily of the management of the hardware and software systems necessary to operate an internet sales portal. Portal issues include the electronic communications between the company's web-based systems and the numerous product and service vendors represented on the site. The technology expense of approximately $161,000 for the three months ended June 30, 2000 were mainly comprised of salaries and related costs of $83,000, and depreciation expense of $53,000. The technology expense of approximately $357,000 for the six months ended June 30, 2000 were mainly comprised of salaries and related costs of $206,000, depreciation expense of $64,000, and subscription fees of $48,000. We expect these expenses to continue to grow as business expands.

     Fulfillment management expenses. Fulfillment management expenses consist of all customer service issues relating to the "customer experience" in shopping at the b2b portal and the management of all vendor fulfillment issues (delivery of the products to the customers). The fulfillment management expense of approximately $180,000 for the three months ended June 30, 2000 was mainly comprised of salaries and related costs of $160,000, and service fees of $9,000. The fulfillment management expense of approximately $272,000 mainly comprised of salaries and related costs of $203,000, professional fees of $32,000, employee relations' cost of $24,000 and service fees of $9,000. We expect these expenses will continue to grow as we expand our business.

     Stock-based compensation expense. Stock-based compensation expense of approximately $277,000 and $735,000 for three months and six months ended June 30, 2000 respectively consists of expense relating to officers options vested in connection with the IPO. There are additional options that were granted in connection with the IPO that will vest over the next two years and create compensation charges of approximately $865,000.

     Interest Income earned on our cash management account for the three months and six months ended June 30, 2000 was $419,000 and $564,000 respectively.

     As a result of all of the above, the net loss to shareholders for the three months and six months ended June 30, 2000 was $2.0 and $3.7 million respectively. On a basic and diluted per share basis, the net loss to common shareholders for the three months and six months ended June 30, 2000 was $ (.23) and $ (.50) per share respectively.

Liquidity and Capital Resources

     For the six months ended June 30, 2000, cash provided by financing activities of $31.6 million was primarily due to our initial public offering of 4,000,000 shares of its common stock at $8.00 per share and sale of an additional 600,000 shares pursuant to the over-allotment option granted to the underwriters in the IPO. Net proceeds to us from the IPO (and the over-allotment option) aggregated approximately $32.1 million (net of underwriters' commission and offering expenses of approximately $4.7 million). This amount should satisfy our cash requirements for the next 12 months.

     In connection with the IPO, bonuses in the aggregate amount of $105,000 were paid.

     We used approximately $1.4 million of the net proceeds of the IPO to repay in full the principal and interest due on a loan made by Enviro-Clean of America Inc., a principal stockholder of the Company.

     As of June 30, 2000, our primary source of liquidity consisted of cash and cash equivalents derived from the IPO. At June 30, 2000, the Company had cash and cash equivalents of approximately $23,000,000.

     For the six months ended June 30, 2000, cash used in operating activities was $2,649,000. Cash used in operating activities consisted mostly of net operating losses and increases in accounts payable and accrued expenses offset by prepaid expenses and other current assets. We expect these expenses to grow as we transition from a development stage company.

     Net cash used in investing activities was $5.6 million for the six months ended June, 30, 2000. Our investing activities were for investing in marketable securities and for capital expenditures which mainly comprised of purchasing the perpetual non-revocable license to the software technology used for the e-commerce platform from Netgateway on which the Company has built its e-commerce portal. As a part of this transaction, the Company no longer has any future obligations to Netgateway.

Risks relating to our financial condition

     In addition to the other information included in this report, the following factors should be considered in evaluating our business and future prospects:

     Because we have a very short operating history, there is no track record to indicate that we will successfully manage our business or achieve profitability. We may not be able to grow our business as planned or even become a profitable business. We began our commercial operations in September 1999 and have a limited operating history upon which you may evaluate us. Our business prospects are subject to all the risks, expenses and uncertainties encountered by any new company. We also face the risks inherent in operating in the rapidly evolving markets for Internet products and services.

     Because our operating expenses and capital expenditures will outpace our revenues, we will incur significant losses in the near term. We expect to incur significant operating expenses and make relatively high capital expenditures as we develop our Internet business. These operating expenses and capital expenditures will initially outpace revenues and result in significant losses in the near term. We have generated only nominal revenues for six months ended June 30, 2000 and have incurred a net loss of $3.7 million, and, since inception, have incurred a net loss of $6.6 million. Because our executive officers lack significant management experience, we may not be able to effectively manage our growth.

     The growth of our business may place a significant strain on our management team and we may not be able to effectively manage our growth. None of our executive officers has significant experience in managing a company or overseeing a company's rapid growth. Our new business focus on Vendor Management Agreements may not prove to be profitable.

We have more than enough cash to fund operations for the next twelve months. Currently we are not expecting any major capital expenditures. We will need to add more employees as support as our transaction grows on our web site and as our vendor management services grows.


                           PART II OTHER INFORMATION

     Item 1    Legal Proceedings

     The Company is not currently a party to any pending legal proceeding, nor is any of the Company's property subject to any pending legal proceeding.

     Item 2    Changes in Securities

     (d). Use of Proceeds

     On February 14, 2000, the Company's Registration Statement on Form SB-2MEF covering the Offering of 4,000,000 shares of the Company's Common Stock, Commission file number 333-30376 was declared effective. The net proceeds of the offering to the Company (after deducting expenses) were $27,815,090. On March 29, 2000, the over-allotment option was also exercised and declared effective, resulting in the proceeds (after deducting expenses) of $4,320,000, which were received upon settlement on April 3, 2000. During the first two quarters, the net proceeds have been used for the following purposes:

Repayment of indebtedness and related
interest...............................................$ 1,422,676

Development
costs..................................................  1,863,249
Purchases of machinery and equipment...................    839,163
Working capital........................................  1,333,970
Other purposes  including:
investments, including commercial paper, short-term
municipal securities, and money markets funds.......... 26,676,032
                                                       -----------
                                                       $32,135,090

Item 3    Defaults Upon Senior Securities

     There have been no material defaults with respect to any indebtedness of the Company to be disclosed pursuant to this item.

Item 4    Submissions of Matters to a vote of Security Holders

     There have been no matters submitted to a vote of security holders during the quarter ended June 30, 2000.

Item 5.   Other Information

     .    Resignation of the Chief Executive Officer

     In a letter to the Board of Directors dated July 10, 2000, Woo Jin Kim, Chief Executive Officer of the Company, submitted notice of his intent to terminate his employment. The Board accepted this resignation of employment and notice of the Board's decision was delivered to Mr. Kim. Chief Financial Officer Mark Voorhis has replaced Mr. Kim on an interim basis. Subsequent to his resignation of employment, Mr. Kim's resignation from the Board of Directors was deemed effective. In addition, on July 12, 2000, Garrick Hileman submitted a letter of resignation from the Board of Directors, which was accepted by the Board.

     .    Hiring of Investment Banking Firm

     In June, upon authorization of the Board of Directors, the Company hired the investment banking firm of Houlihan Lokey Howard & Zukin to review strategic alternatives available to the company and its shareholders. Among the alternatives that Houlihan Lokey will research will be acquisitions, mergers and other alliances that will help the company execute its growth strategy.

Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits:

EXHIBIT
NUMBER                             DESCRIPTION
------         -----------------------------------------------------------------
3.1            Certificate of Incorporation (incorporated by reference to the exhibits of the Company's Registration Statement on Form SB-2
               (Reg. No. 333-30376) dated October 6, 1999).

3.1(a) Amendment to Certificate of Incorporation (incorporated by reference to the exhibits of the Company's Registration Statement on Form SB-2 (Reg. No. 333-30376) dated October 6, 1999).

3.2 By-Laws (incorporated by reference to the exhibits of the Company's Registration Statement on Form SB-2
               (Reg. No. 333-30376) dated October 6, 1999).

3.2(a) Amended Bylaws (incorporated by reference to the exhibits of the Company's Registration Statement on Form SB-2/A
               (Reg. No. 333-30376) dated December 2, 1999).

4.1 Specimen Common Stock Certificate (incorporated by reference to the exhibits of the Company's Registration Statement on Form SB-2 (Reg. No. 333-30376) dated October 6, 1999).

4.2 Form of Representatives' Warrant Agreement, including form of Representatives' Warrant (incorporated by reference to the exhibits of the Company's Registration Statement on Form SB-2 (Reg. No. 333-30376) dated October 6, 1999).

4.2(a) Amended Form of Representatives' Warrant Agreement (incorporated by reference to the exhibits of the Company's Registration Statement on Form SB-2 (Reg. No. 333-30376) dated January 1,
               2000).

27.1           Financial Data Schedule at June 30, 2000.


               (b)  Reports on 8-K:

     The Company had no reports during the quarter on Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 11, 2000                  b2bstores.com Inc.
                                        (Registrant)


                                          /s/ Richard Kandel
                                         ---------------------
                                         Richard Kandel
                                         Chairman of the Board


                                          /s/ Mark Voorhis
                                         ----------------------
                                         Mark Voorhis
                                         Chief Financial Officer