Form 10QSB
period 2000-09-30
B2BSTORES COM INC
filed 2000-11-14
CIK 1095858

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

               For the Quarterly Period ended September 30, 2000

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from __________________ to __________________


                        Commission File number 1-14798

                              b2bstores.com Inc.
            (Exact name of registrant as specified in its charter)


         Delaware                                               11-3500746
-------------------------------                           ----------------------
(State or other jurisdiction of                           I.R.S. Employer ID No.
incorporation or organization)

                           249 East Ocean Boulevard
                                   Suite 620
                         Long Beach, California 90802
                         ----------------------------

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

                                YES    X     NO
                                    --------    -------


     As of November 13, 2000, 8,621,643 shares of the Issuer's Common Stock were outstanding.

          Transitional Small Business Disclosure Format (check one):

                                YES        NO   X
                                    -----     -----

                         PART I FINANCIAL INFORMATION

Item 1.  Financial Information

Condensed Financial Statements:                                                          Page
     Balance Sheet as of September 30, 2000 (unaudited)                                     3

     Unaudited Statements of Loss for the three and nine months ended
     September 30, 2000, the period from June 28, 1999 (inception) through
     September 30, 1999 and the period from inception (June 28, 1999)
     through September 30, 2000                                                             4

     Statements of Stockholders' Equity (Deficit) audited for the period from inception (June 28, 1999) through December 31, 1999 and unaudited
     from the period January 1, 2000 through September 30, 2000 (unaudited)                 5

     Unaudited Statements of Cash Flows for the period from inception (June
     28, 1999) through September 30, 2000, the nine months ending September
     30, 2000, and the period from inception (June 28, 1999) through
     September 30, 1999                                                                     6

     Notes to unaudited condensed financial statements                                   7-11



Item 2. Management's Discussion and Analysis of Financial Condition
And Results of Operations                                                               11-15

PART II OTHER INFORMATION

Item 1:  Legal Proceedings                                                                 15
Item 2:  Changes in Securities                                                             15
Item 3:  Defaults upon senior securities                                                   16
Item 4:  Submissions of matters to a vote of security holders                              16
Item 5:  Other information                                                                 16
Item 6:  Exhibits and reports on form 8-K                                                  16
Signatures                                                                                 17

                              b2bstores.com Inc.
                                 Balance Sheet
                           (condensed and unaudited)

                                                                                September 30, 2000
                                                                                ------------------
                              ASSETS

Current:
   Cash and cash equivalents                                                         $  16,539,682
   Marketable Securities                                                                 8,718,896
   Prepaid Expenses and other current assets                                                94,143
                                                                                     -------------
Total Current Assets                                                                    25,352,721
Deposits                                                                                    45,596
Property and equipment, net                                                                211,610
                                                                                     -------------
                                                                                     $  25,609,927
                                                                                     =============
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                                                  $     373,630
   Accrued Expenses and Other Current Liabilities                                           17,867
   Deferred revenue                                                                             57
                                                                                     -------------
Total Current Liabilities                                                                  391,554


Stockholders' equity
   Preferred stock, $.01 par value - shares authorized 5,000,000; none
   Common stock, $.01 par value - shares authorized 25,000,000; issued
   8,621,643 and 4,021,643                                                                  86,216
   Additional Paid-in Capital                                                           35,744,462
   Deficit accumulated during the development stage                                    (10,612,305)
                                                                                     -------------
Total stockholders' equity                                                              25,218,373
                                                                                     -------------
                                                                                     $  25,609,927
                                                                                     =============


See accompanying notes to unaudited condensed financial statements.

                              Statements of Loss
                           (condensed and unaudited)

                                                                           Three months ended                 Nine months ended
                                                                           September 30, 2000                 September 30, 2000
                                                                            and period from                    and period from
                                       Cumulative, period from          Inception (June 28, 1999)          inception (June 28, 1999)
                                       June 28, 1999 (Inception)       through September 30, 1999         through September 30, 1999
                                       to September 30, 2000              2000              1999            2000           1999
                                       -------------------------          ----              ----            ----           ----

Sales                                          $    122,479         $     48,272      $      1,658    $    120,288   $      1,658
Cost of Sales                                     1,180,973              610,541            17,591       1,120,465         17,591
                                               ------------         ------------      ------------    ------------   ------------
  Gross Loss                                     (1,058,494)            (562,269)          (15,932)     (1,000,177)       (15,932)
Operating Expenses
  General and administrative                      2,505,738              849,649            99,225       2,179,983         99,225
  Sales and marketing                             1,714,712              402,728            60,606       1,515,742         60,606
  Technology                                        781,250              321,222            31,342         678,354         31,342
  Fulfillment Management                            383,500               63,524            14,693         335,264         14,693
  Start-up Costs                                     55,036                    0            55,036                         55,036
  Loss on Sale of Computer Assets                    50,580               50,580                            50,580
  Impairment of Assets                            1,902,508            1,902,508                         1,902,508
Stock-based compensation relating to
  general and administrative activities             216,430                    0           216,430                        216,430
Stock-based compensation relating to start-up
  activities                                   $  2,906,978              270,092      $  1,901,500       1,005,478   $  1,901,500
                                               ------------         ------------      ------------    ------------   ------------
     Total operating expenses                    10,516,731            3,860,302         2,378,832       7,667,908      2,378,832
                                               ------------         ------------      ------------    ------------   ------------
     Loss from operations                       (11,575,225)          (4,422,571)       (2,394,764)     (8,668,085)    (2,394,764)
Interest Income (expense)                      $    962,920              422,206      $          0         986,017   $          0
                                               ------------         ------------      ------------    ------------   ------------
Net loss                                       $(10,612,305)        $ (4,000,365)     $ (2,394,764)   $ (7,682,068)  $ (2,394,764)
                                               ============         ============      ============    ============   ============
Loss per share (basic and diluted)                                  $      (0.46)     $      (0.62)   $      (0.99)  $      (0.62)
                                               ============         ============      ============    ============   ============
Weighted average common shares outstanding                             8,621,643         3,878,311       7,772,008      3,878,311
                                                                    ============      ============    ============   ============

See accompanying notes to unaudited condensed financial statements.

                              b2bstores.com Inc.
                  Statement of Stockholders' Equity (Deficit)


Period from June 28, 1999 (inception) to September 30, 2000



Period from June 28, 1999 (inception) to December 31, 1999 (audited)                                    Deficit
                                                                                                      Accumulated
                                                                       Common Stock        Additional   during the      Total
                                                                       ------------          paid-in  Development   stockholders'
                                                                   Shares        Amount      capital      Stage     equity (deficit
                                                                   ------        ------      -------      -----     ---------------
Issuance of common stock to
Founding and other stockholders:                  June 29, 1999    3,666,667    $36,667   $     -      $     -         $     36,667

Issuance of common stock to investors:            August 23, 1999    333,333      3,333     2,497,500        -            2,500,833

Issuance of common stock to directors
  and consultants: September 15, 1999                                 21,643        216       216,214        -              216,430

Net loss for the period                                                -            -           -        (2,930,237)     (2,930,237)
                                                                   ----------------------------------------------------------------
Balance December 31, 1999                                          4,021,643    $40,216   $ 2,713,714  $ (2,930,237)   $   (176,307)
Period from January 1 to September 30, 2000 (unaudited)
Issuance of common stock in connection with initial
  public offering, net February 15, 2000                           4,000,000     40,000    27,775,090        -           27,815,090

Issuance of common stock in connection with over allotment,
  net, March 29, 2000                                                600,000      6,000     4,250,180        -            4,256,180

Stock based compensation from vesting of options to officers           -            -       1,005,478        -            1,005,478

Net loss for the period                                                -            -           -        (7,682,068)     (7,682,068)
                                                                   ----------------------------------------------------------------
Balance September 30, 2000 (unaudited)                             8,621,643    $86,216   $35,744,462  $(10,612,305)   $ 25,218,373
                                                                   ================================================================



      See accompanying notes to unaudited condensed financial statements.

                            STATEMENT OF CASH FLOWS
                           (Condensed and Unaudited)

                                                                   Cumulative, period
                                                                    from June 28,1999    Nine months      Period from June 28, 1999
                                                                     (inception) to         ended            (inception) through
                                                                   September 30, 2000  September 30, 2000     September 30, 1999
                                                               --------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                                   $     (10,612,305)      $   (7,682,068)           (2,394,764)
                                                                -------------------------------------------------------------------
Adjustments to reconcile net Loss to net cash used in
     Expense recognized in connection with issuance of
     common stock                                                       3,123,408            1,005,478                  -
     Depreciation and amortization                                        551,266              522,733                  -
     Loss on Sale of Computer Assets                                       50,580               50,580
     Impairment of Assets                                               1,902,508            1,902,508
     Changes in assets and liabilities:
       Increase in prepaid expenses and other current assets              (94,143)             (55,228)               (6,882)
       Increase in deposits                                               (45,596)             (24,800)              (45,596)
       Increase in deferred revenue                                            57                 (930)                 -
       Increase in accrued expenses                                        17,868              (76,068)                3,928
       Increase in accounts payable                                       373,630              301,501                43,549
                                                                -------------------------------------------------------------------
           Total adjustments                                            5,879,577            3,625,773                (5,001)
                                                                -------------------------------------------------------------------
           Net cash, used in operating activities                      (4,732,728)          (4,056,295)           (2,399,765)
                                                                -------------------------------------------------------------------

Cash flows from investing activities:

      Marketable Securities                                            (8,718,896)          (8,718,896)                 -
      Capital expenditures                                             (2,737,395)          (2,345,988)              (97,458)
      Proceeds from Sale of Computer Assets                                21,432               21,432
                                                                -------------------------------------------------------------------
           Net cash used in investing activities                      (11,434,859)         (11,043,452)              (97,458)

Cash flows from financing activities:

      Deferred Offering Costs                                                                                       (104,809)
      Loans from principal stockholder                                  1,399,836              575,000               179,836


      Repayment of loans from principal stockholder                    (1,399,836)          (1,399,836)                 -
      Proceeds from issuance of common stock                           33,027,637           32,391,637             2,753,930
                                                                -------------------------------------------------------------------
           Net cash provided by financing activities                   32,707,270           31,566,801             2,828,957
                                                                -------------------------------------------------------------------

Net Increase in Cash                                                   16,539,682           16,467,053               331,734
Cash and cash equivalents, beginning of period                             -                    72,629                  -
Cash and cash equivalents, end of period                        $      16,539,682       $   16,539,682     $         331,734
                                                                ===================================================================

Non-cash items:
Deferred offering costs                                         $          -            $      320,367                  -

Supplemental cash flow information:
Interest paid on loans from principal stockholder               $          22,838       $       22,838                  -

      See accompanying notes to unaudited condensed financial statements
                              b2bstores.com Inc.
                         NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

Business

     b2bstores.com Inc. ("b2bstores" or the "Company"), a development stage enterprise, was incorporated on June 28, 1999 under the laws of the State of Delaware. The Company was developed as a comprehensive business-to-business Internet destination for organizations of all sizes, to deliver quality business-related products and services combined with information resources through an, integrated, user-friendly web site. The Company developed its web site to move business-to-business transactions and other business operations away from traditional modes to the Internet. The web site was designed as a community mall, a place where business customers could visit a "virtual storefront" or product category of their choice, seek out services from professionals, research issues important to their business and meet and communicate with customers, suppliers, colleagues and competitors.

     In June 2000, as a result of several months of turmoil in the financial markets surrounding the Dot Com industry, the Company hired the investment banking firm of Houlihan Lokey Howard & Zukin to help it review and identify its strategic business alternatives. In July, the company's CEO, Mr. Woojin Kim, resigned, and in August the company announced a reorganization of its existing business. The effect of the reorganization was the resignation or lay-off of 50 people, termination of operational contracts and the sale of most of the company's operating assets. The Company eliminated its Sales & Marketing and Development departments completely, and retained only a skeleton staff in operations and administration. While the web site is still up and functional the company is not pursuing any expansion of this business at this time. The company, since the reorganization, is operating in a positive cash flow position while the Investment Bankers continue to review the opportunities available to the Company.

     In the event that the Company executes a definitive agreement to merge or sell the Company, the Board has authorized the issuance of options to purchase 50,000 shares to each of Jay Raubvogel and David Walke, both directors of the Company, at an exercise price of the closing price of the Company's stock on the date of execution and a lump sum payment of $100,000 to Randall K. Davis, another of the Company's directors. In addition, upon the effective date of a merger, the Board has agreed to authorize the settlement of the employment agreement of Richard Kandel, Chairman of the Board of the Company, for a lump sum payment of $400,000 or a lump sum payment of the remaining amount of total compensation left on the employment agreement at the effective date of the merger, whichever is less, in exchange for Mr. Kandel's execution of a general release of the Company's obligations under the employment agreement.

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

     These statements reflect all adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained herein. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the period from June 28, 1999 (Inception) to December 31, 1999 included in the Company's Registration Statement on Form SB-2MEF (No. 333-30376), which was declared effective by the Securities and Exchange Commission on February 14, 2000. The Company follows the same accounting policies in the preparation of its interim reports .

     Results of operations for the interim periods may not be indicative of annual results.

Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period's presentation.

Cash and Cash Equivalents

     The Company invests certain of its excess cash in debt instruments of the US Government, municipalities and their agencies, money market accounts, and of high quality corporate issuers and 99% of the balances are held at one broker. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents.

Marketable Securities

     The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents; those with an original maturity greater than 90 days are considered marketable securities. At September 30, 2000, short-term investments consist of investments in high-quality corporate issuers and have been classified as held to maturity. Unrealized gains and losses for the period ending September 30, 2000 were not significant. All short-term investments and 99% of cash equivalents are held at one broker. Accordingly, the Company is subject to credit risk if the broker is unable to repay the balance in the account or deliver the Company's securities. The Company manages this credit risk by only investing in high-quality money market instruments, municipal securities, and corporate issuers. These funds, all held at one broker, are insured by Travelers Insurance Group.

Revenue Recognition

     To date, the Company has generated nominal revenues from product sales.

     The Company has recognized its revenues according to:

     . The structure of the contract negotiated with the individual vendor, and

     . The substantive nature of the risks of ownership we incur in connection with the sale and shipment of the product.

     For product sales involving substantive risk of ownership, the Company will generally recognize revenue at the gross transaction value.

     Currently, policy-setting groups of the Emerging Issues Task Force and the Financial Accounting Standards Board are reviewing the guidelines under which revenue is recognized on a gross basis versus a net basis. As the Company currently recognizes certain of its revenue on a gross basis, there is a risk that future guidelines may require the Company to change, retroactively, its revenue recognition policy. This could cause the Company to report markedly lower revenues than currently anticipated. Although such a change would cause the Company to report markedly lower revenues and costs of products, it would not change the Company's reporting with respect to other expenses, net revenue or earnings before and after tax.

     The Company will allow customers to return merchandise in certain circumstances; accordingly, the Company will not recognize revenue from the sale of those products covered by the return policy until the return policy period has expired or the customer's right of return has expired. The Company will recognize the sales amount as deferred revenue upon verification of the credit card transaction authorization and shipment of the merchandise, until such time that the Company is able to estimate returns.

     The company does not anticipate recording any material sales, of product from it web site in the future, as a result of its reorganization.

Property and Equipment

     Property and equipment, net consists of the following:

                                                  September 30, 2000
                                                  ------------------
Capitalized software development costs                      $628,066
Computer equipment                                           108,930
Furniture and equipment                                         8764
Leasehold improvements                                          3400
                                                            --------
                                                             749,160
Less:  Accumulated depreciation and amortization             537,550
                                                            --------
Property and equipment                                      $211,610
                                                            --------

Depreciation expense for the three and nine months ended September 30, 2000 was $203,842 and $522,733 respectively.

As part of the Company's announced reorganization, many of the company's assets, which were no longer necessary to operations, were sold. The sales of these assets are reflected in a loss of $50,579, as shown in loss on sale of assets for the quarter. An asset impairment charge of approximately $1.9 million was recorded to write-down, to net realizable value, the remainder of the Company's fixed assets as a result of the reorganization and the Company's determination that the book value of those assets would not be recoverable under any currently identifiable business direction.

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

     The Company had capitalized certain of these software development costs in the amount of approximately $ 2.0 million in connection with its online services. The majority of these costs were in connection with purchasing the perpetual, non-revocable license to the software technology used for the e-commerce platform from Netgateway upon which the Company has built its e-commerce portal. As part of this transaction, the Company no longer has any future obligations to Netgateway. The costs associated with research and development of such technology was expensed as incurred. Software development costs incurred subsequent to establishing technological feasibility have been capitalized. Technological feasibility is established upon the completion of a detailed program design (in the absence of any high risk issues or uncertainties). Capitalized software costs are being amortized over a period of two years. Maintenance costs incurred in connection with the software are being expensed as incurred.

     During the quarter ended September 30, 2000 the Company announced a strategic reorganization to bring its operations inline with probable new business opportunities; this reorganization included the elimination of its software development department. Subsequent to the quarter end the company negotiated an exclusive license for use of this software. As a result of these events, the Company has determined that the book value of these assets would not be recoverable under any currently identifiable business direction and has therefore taken an asset impairment charge, writing the assets down to what it feels can reasonably be recaptured over the assets 2 year remaining life.

Stockholders' Equity

     On February 15, 2000, the Company completed its initial public offering ("IPO") of 4,000,000 shares of its common stock at $8.00 per share. Net proceeds to the Company aggregated approximately $27.8 million (net of underwriters' commission and offering expenses of $4.2 million). Additionally, on March 29, 2000, the over-allotment option on the common stock offering was exercised in full, resulting in an additional issuance of 600,000 shares of common stock with net proceeds of approximately $4.3 million to the Company (net of underwriters' commission and offering expenses of $500,000).

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

     During the third quarter there were 76,382 performance options granted to employees relating to the second quarter bonuses.

1999 Performance Equity Plan

     The Company has a Performance Equity Plan that authorizes the granting of up to 2,000,000 shares of common stock to key employees, officers, directors and consultants. Awards consist of stock options (both nonqualified options and options intended to qualify as "Incentive" stock options under Section 422 of the Internal Revenue Code of 1986, as amended), registered stock awards, deferred stock awards, stock appreciation rights and other stock-based awards, as described in the plan. As of September 30, 2000, 1,285,882 options were granted under the plan to employees and directors.

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

     Basic and diluted losses per share are the same because the options are antidilutive in accordance with SFAS 128.

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

          During the nine months ended September 30, 2000, the Company charged to operations approximately $885,478 relating to officers' options granted in connection with the IPO, and vested through the first three quarters of the year, and approximately $120,000 relating to officers' options granted in connection with the IPO and vesting over the next 12 months for officers who left the company's employment during the September quarter, but have 12 months to exercise their options.

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

In June 2000, as a result of several months of turmoil in the financial markets surrounding the Dot Com industry, the Company hired the investment banking firm of Houlihan Lokey Howard &

Zukin to help it review and identify its strategic business alternatives. In July the Company's CEO, Mr. Woojin Kim resigned, and in August the Company announced a reorganization of its existing business. The original strategy of creating a Business-2-Business branded site through the use of advertising mediums to create market awareness of the b2bstores.com name was determined to not be feasible in light of the changed market conditions. The effect of the reorganization was the resignation or lay-off of approximately 50 people, termination of operational contracts and the sale of most of the Company's operating assets. The Company eliminated its Sales & Marketing and Development departments completely, and retained only a skeleton staff in operations and administration. While the web site is still up and functional the Company is not pursuing any expansion of this business at this time. The Company, since the reorganization, is operating in a positive cash flow position while the Investment bankers continue to review the opportunities available to the Company.

     We do not undertake to update our forward-looking statements to reflect future events or circumstances.

Overview

     b2bstores.com Inc. is a development stage company which was formed in June 1999 and assembled a core set of operating assets during the remainder of 1999. These assets include a management team, a technology infrastructure, financing and our basic web site, www.b2bstores.com, which first became available in September 1999. In February 2000, we completed our Initial Public Offering ("IPO").

     Since the introduction of our site, our web site has provided our customers with the ability to purchase online business products and supplies in a growing number of categories. Through our reorganization we have retained the ability to business on our site, however as a significant part of our reorganization we have reduced our headcount to a maintenance crew; virtually eliminating our marketing, fulfillment and technology departments. We have more than enough cash to fund operations for the next twelve months. Currently we are not expecting any major capital expenditures.

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

     During the third quarter of 2000, we have reorganized the companies operations to conserve its resources. As part of the reorganization the company accepted resignations or terminated approximately 50 employees, retaining a staff of six (6). We have also terminated all major operational contracts, licenses and/or agreements, sold off all excess equipment, licensed our technology and adjusted the carry value of our prepaids and fixed assets to reflect their current market value. The company does not anticipate any material business being transacted through our web site while operating in this mode.

     Presently, the Company has focused its main attention to its reorganization and strategic business alternatives while maintaining minimal business activities and is actively considering proposals presented to the Board of Directors.

Sources of Revenue

     We believe that any revenues we derive will come from product sales for the foreseeable future.

     We will recognize revenues according to:

     . The structure of the contract negotiated with the individual vendor, and

     . The substantive nature of the risks of ownership we incur in connection with the sale and shipment of the product.

     For product sales involving substantive risk of ownership, we will generally recognize revenue at the gross transaction value.

To date, our current revenues are derived from product sales.

Seasonality

     Given our current operating structure, we do not see seasonal fluctuations as having a material impact on our revenues.

Results of Operations

     We incurred a net loss of approximately $4.0 million for the three month and $7.7 million for the nine-month period ended September 30, 2000. At September 30, 2000 we had an accumulated deficit of $10.6 million. The net losses and accumulated deficit resulted from our lack of substantial revenues, while incurring development and operational costs and stock based compensation expense in the first six months and losses on the sale of assets and market value asset adjustments in the last 3 months as part of our reorganization. Because of our reorganization during the current quarter this past performance should not be considered indicative of future performance. We may never achieve significant revenues or profitability or if we achieve significant revenues, it may not be in our current line of business.

     Revenues. Revenues were nominal for the three months and nine months ending September 30, 2000, totaling approximately $48,000 and $120,000, respectively. Due to the company's reorganization, we do not see continued sales growth in this business line. We continue to operate as a development stage company.

     Costs and Expenses. Any specific comparisons of the company's overhead costs for the three month and year to date periods would be misleading as the company initiated a reorganization mid way through the 3/rd/ quarter ended September 30, 2000. This reorganization had significant impact on the company's operating overhead costs. The major costs and components of overhead included in our 3rd quarter operating loss were: costs of the products or services sold, which were approximately $72,000, approximately $586,000 in payroll, $204,000 in depreciation and amortization, $70,000 in insurance, $125,000 in Marketing & Promotions, and $132,000 in professional fees for approximately $1,189,000 in operational costs, and additional costs of approximately $185,000 in severance, $184,000 in contract termination fees, and approximately $400,000 for costs related to the strategic review of the business opportunities for an additional amount of approximately $769,000 in other costs.

In addition to the above costs and expenses the company incurred approximately $270,000 and $1,005,478 for the three months and nine months ended September 30, 2000 respectively in stock based compensation. This consists of expense relating to officers options vested in connection with the IPO, and $120,000 for options to vest within the next 12 months for those officers who left the company during the last quarter. There are additional options that were granted in connection with the IPO that will vest over the next two years and create compensation charges of approximately $190,000.

     Other expenses. During the quarter ended September 30, 2000 and in conjunction with its reorganization the company sold off a portion of its computer assets for a loss of approximately $50,000, and took an asset impairment charge against the remainder of its assets. This reorganization included the elimination of its software development department. Subsequent to the quarter end the company concluded negotiations on an exclusive license for use of their software platform. As a result of these events the company has re-evaluated the value of its capitalized software and taken an asset impairment charge, writing its value down to what we feel can reasonable be recaptured over the assets 2 year remaining life. This resulting asset impairment charge was approximately $1,900,000. The company does not anticipate having to take any further asset impairment charges as a result of the reorganization.

     As a result of all of the above, the net loss to shareholders for the three months and nine months ended September 30, 2000 was $4.00 and $7.68 million respectively. On a basic and diluted per share basis, the net loss to common shareholders for the three months and nine months ended September 30, 2000 was $(.46) and $ (.99) per share respectively.

Liquidity and Capital Resources

     For the nine months ended September 30, 2000, cash provided by financing activities of $31.6 million was primarily due to our initial public offering of 4,000,000 shares of its common stock at $8.00 per share and sale of an additional 600,000 shares pursuant to the over-allotment option granted to the underwriters in the IPO. Net proceeds to us from the IPO (and the over-allotment option) aggregated approximately $32.1 million (net of underwriters' commission and offering expenses of approximately $4.7 million). This amount should satisfy our cash requirements for the next 12 months.

     In connection with the IPO, bonuses in the aggregate amount of $105,000 were paid.

     We used approximately $1.4 million of the net proceeds of the IPO to repay in full the principal and interest due on a loan made by Enviro-Clean of America Inc., a principal stockholder of the Company.

     As of September 30, 2000, our primary source of liquidity consisted of cash and cash equivalents derived from the IPO. At September 30, 2000, the Company had cash and cash equivalents of approximately $16,500,000.

     For the nine months ended September 30, 2000, cash used in operating activities was $4,056,295. Cash used in operating activities consisted mostly of net operating losses and increases in accounts payable and accrued expenses offset by prepaid expenses and other current assets. We expect this amount to significantly reduce in the future as a result of our reorganization.

     Net cash used in investing activities was $11,043,452 million for the nine months ended September 30, 2000. Our investing activities were for investing in marketable securities and for capital expenditures, which included the purchase of the perpetual non-revocable license to the software technology used for the e-commerce platform from Netgateway on which the Company has built its e-commerce portal. As a part of this transaction, the Company no longer has any future obligations to Netgateway.

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

     As a result of our reorganization our operating expenses should not exceed our revenue and interest income for the near term. We have generated only nominal revenues for the nine months ended September 30, 2000 and have incurred a net loss of $7.68 million, and, since inception, have incurred a net loss of $10.6 million. However, since our reorganization, our monthly operating expenses do not exceed our monthly interest income, therefore allowing us significant time to evaluate our business opportunities.

We have more than enough cash to fund operations for the next twelve months.

                           PART II OTHER INFORMATION

     Item 1    Legal Proceedings

     On August 25, 2000, Woojin Kim, the former CEO of the Company, filed suit against the Company in the Superior Court of the State of California, County of Los Angeles, for unspecified damages alleging violation of public policy, breach of contract and breach of the implied covenant of good faith and fair dealing in regard to the Company's acceptance of Mr. Kim's resignation of employment. The suit was subsequently dismissed, without prejudice, due to a forum selection clause in Mr. Kim's employment contract.

     Item 2    Changes in Securities

     (d). Use of Proceeds

     On February 14, 2000, the Company's Registration Statement on Form SB-2MEF covering the Offering of 4,000,000 shares of the Company's Common Stock, Commission file number 333-30376 was declared effective. The net proceeds of the offering to the Company (after deducting expenses) were $27,815,090. On March 29, 2000, the over-allotment option was also exercised and declared effective, resulting in the proceeds (after deducting expenses) of $4,320,000, which were received upon settlement on April 3, 2000. During the first two quarters, the net proceeds have been used for the following purposes in the approximate amounts listed:

Repayment of indebtedness and related interest..................... $ 1,423,000
Development costs..................................................   1,610,000
Purchases of machinery and equipment...............................     695,000

Working capital....................................................   3,009,000
Other purposes including:
investments, including commercial paper, short-term municipal securities, and money markets funds................................  25,398,090
                                                                     ----------
                                                                    $32,135,090

Item 3    Defaults Upon Senior Securities

     There have been no material defaults with respect to any indebtedness of the Company to be disclosed pursuant to this item.

Item 4    Submissions of Matters to a vote of Security Holders

     There have been no matters submitted to a vote of security holders during the quarter ended September 30, 2000.

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

     . Hiring of Investment Banking Firm

     In June, upon authorization of the Board of Directors, the Company hired the investment banking firm of Houlihan Lokey Howard & Zukin to review strategic alternatives available to the company and its shareholders. Among the alternatives that Houlihan Lokey will research will be acquisitions, mergers and other alliances that will help the company execute its growth strategy. The investment bankers have continued their review of strategic alternatives through the third quarter of 2000.

Item 6.   Exhibits and Reports on Form 8-K

            (a)  Exhibits:

EXHIBIT
NUMBER                               DESCRIPTION
------      --------------------------------------------------------------------
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

27.1        Financial Data Schedule at June 30, 2000.*
            *filed herewith

            (b)  Reports on 8-K:

     The Company had no reports during the quarter on Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2000           b2bstores.com Inc.
                                  (Registrant)

                                  /s/ Richard Kandel
                                  ------------------------
                                  Richard Kandel
                                  Chairman of the Board

                                  /s/ Mark Voorhis
                                  ------------------------
                                  Mark Voorhis
                                  Chief Financial Officer