Form 10KSB
period 2000-12-31
B2BSTORES COM INC
filed 2001-03-28
CIK 1095858

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

Mark One

  [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number 1-14798

                             IVAX DIAGNOSTICS, INC.
                     formerly known as, B2BSTORES.COM, INC.
                 (Name of Small Business Issuer in Its Charter)

            DELAWARE                                      11-3500746
  (State or other jurisdiction                 (IRS employer identification no.)
of incorporation or organization)

                  2140 North Miami Avenue, Miami, Florida 33127
          (Address of principal executive offices, including Zip Code)

                                  305-324-2300
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $0.01 PAR VALUE

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         State the issuer's revenues for its most recent fiscal year: $0

         As of March 21, 2001, the aggregate market value of the Common Stock of the Registrant held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity. (See definition of affiliate in Rule 12b-2 of the Exchange Act) was approximately $21,293,044 (for purposes of calculating this amount, only directors, officers, and beneficial owners of 5% or more of the capital stock of the Registrant have been deemed affiliates).

         The number of shares of the Common Stock of the Registrant outstanding as of March 14, 2001 was 28,621,643.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

         Transitional Small Business Disclosure Format (check one):

         Yes [ ] No [X]

================================================================================

                                      INDEX

PART I ......................................................................  3

   Item 1.  Description of Business .........................................  3

   ITEM 2.  DESCRIPTION OF PROPERTY .........................................  5

   ITEM 3.  LEGAL PROCEEDINGS ...............................................  5

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............  6

PART II .....................................................................  6

   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ........  6

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .......  7

   ITEM 7.  FINANCIAL STATEMENTS ............................................  9

   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE ........................................  9

PART III ....................................................................  9

   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ...............  9

   ITEM 10. EXECUTIVE COMPENSATION .......................................... 11

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .. 13

   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................. 15

   ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K ......................... 16

SIGNATURES .................................................................. 18

                                     PART I

Item 1. Description of Business.

Business Development

         At December 31, the Company had no operations and had been seeking a strategic alternative to its original business plan since June 2000. On November 21, 2000, the Company entered into a definitive merger agreement (the "Merger Agreement") with IVAX Corporation, a Florida corporation ("IVAX"), and IVAX Diagnostics, Inc., a Florida corporation and wholly-owned subsidiary of IVAX ("Diagnostics"), pursuant to which Diagnostics would merge with and into the Company (the "Merger"). The Merger was consummated on March 14, 2001, and b2bstores.com's name was changed to IVAX Diagnostics, Inc. Diagnostics develops, manufactures, and markets test kits and instruments that perform diagnostic tests for the detection of disease. The Company's Proxy Statement dated January 30, 2001 includes a detailed description of Diagnostics' business, the risks of such business and a description of the Company's executive officers and directors following the Merger.

         The Company was incorporated on June 28, 1999 under the laws of the State of Delaware. The Company was formed to operate an Internet web site that was specifically designed to assist business customers in the operation and development of their businesses. The site was designed to provide business customers with access to products and supplies, a network of business services and business content. On December 1, 2000, the Company ceased all operations and permanently shut down its web site. The Company's original objective was to become a leading, one-stop Internet destination that enabled business customers to conduct e-commerce, communications and other online interaction with their customers, suppliers and colleagues. The Company planned to accomplish its business plan through several key elements, such as creating brand awareness through extensive marketing activities, expanding product offerings through the creation of relationships with vendors and distributors, providing business referral services, creating marketing alliances by actively pursuing relationships with various suppliers, service providers, wholesalers, and technology leaders. In addition, the Company anticipated producing advertising revenue opportunities due to its exposure to a concentrated user base of business customers and visually attractive site from quality technology.

         Mr. Richard Kandel, the Company's Chairman of the Board until his resignation in connection with the Merger, created the original concept for b2bstores. After the formation of b2bstores, 3,666,667 shares of common stock were issued to Enviro-Clean of America, Inc. ("Enviro-Clean"), Mr. Kandel, Mr. Randall Davis, a director of the Company, and others in exchange for capital contributions to b2bstores, the transfer of the web address, www.b2bstores.com, which had previously been applied for by Mr. Kandel in the name of Enviro-Clean, and the waiver of any other rights Enviro-Clean might have in the "b2bstores.com" concept. At the time of this issuance of the shares, the Company had only nominal assets and needed to assemble a management team and hire an employee staff.

         On February 15, 2000, the Company completed its initial public offering ("IPO") of 4,000,000 shares of its common stock at $8.00 per share. Net proceeds to the Company aggregated approximately $27.8 million (net of underwriters' commission and offering expenses of $4.2 million). On March 29, 2000, the over-allotment option on the common stock offering was exercised in full, resulting in an additional issuance of 600,000 shares of common stock with net proceeds of approximately $4.3 million to the Company (net of underwriters' commission and offering expenses of approximately $500, 000). In addition, the Company issued warrants to purchase up to 400,000 shares of common stock to the underwriter representatives in connection with the IPO.

         During the first quarter of 2000, the Company continued to assemble additional core assets, including the acquisition of a perpetual, nonrevocable license to the software technology used for its core business, which provided vendor management and other e-commerce services to other businesses that seek to utilize the Internet for their inventory management requirements and business products purchasing and selling. The Company also expanded the number of its employees to 45, which resulted from expansion of the site development team, sales and marketing team and the technology group. The Company also engaged in the expansion of business product categories, implementation of auction functions, introduction and expansion of business referrals, and provision of business information and content, including, computer product reviews, news, stock market information, and downloadable driving directions.

         During the second quarter, it became evident that the Company's original strategy of creating a Business-2-Business branded site through the use of advertising mediums to create market awareness of the b2bstores name was not feasible in light of dramatically changed market conditions. The Board of Directors then attempted to create additional possible revenue models in order to continue their core operations and utilize their technologies, including the Board's decision to expand and focus on the vendor management services portion of the original business model. By the end of the second quarter, it became apparent to the Board that this model was also not likely to be successful.

         In June 2000, after continuing turmoil in the financial markets. the Company hired the investment banking firm of Houlihan Lokey Howard & Zukin Capital ("Houlihan Lokey") to help it review and identify strategic business alternatives. In July 2000, WooJin Kim, the Company's Chief Executive Officer, submitted a notice of intent to terminate his employment, which was immediately accepted by the Board. Mark Voorhis, Chief Financial Officer, assumed Kim's duties as the Company's Interim Chief Executive Officer. In August 2000, the Company announced a reorganization of its existing business. The effect of the reorganization was the resignation or lay-off of approximately 50 people, termination of operational contracts and the sale of most of the Company's operating assets. The Company eliminated its Sales & Marketing and Development departments completely, and retained only a skeleton staff in operations and administration. The Company's emphasis became the conservation of its cash assets. At that time, operating costs were cut and certain assets were sold. The reorganization resulted in a reduction of the workforce to six active employees by mid-November and a positive cash flow position in operations due to the interest income received on the Company's cash assets. During this reorganization, terminated employees executed a general release of the Company in exchange for a severance package, which included a four week salary cash payment and an extension of vesting and exercise periods of options held by the employees. The original management team negotiated individual settlements to their employment agreements and subsequently resigned with the exception of WooJin Kim, whose letter of termination was accepted by the Board on July 10, 2000 and subsequently filed an action against the Company (See "Legal Procedures") and Mark Voorhis, who remained employed by the Company as Interim Chief Executive Officer through the date of the Merger. During this time, Houlihan Lokey and the Board continued to review the opportunities available to the Company, which included contact or discussions with over 40 parties, including both strategic partners and financial buyers. On November 21, 2000, the Company entered into the Merger Agreement with Diagnostics. On December 1, 2000, the Board of Directors authorized the Company to shut down its website and cease all business operations and by February 1, 2001, the Company employed only Mr. Kandel as its Chairman of the Board, and Mark Voorhis, Interim Chief Executive Officer and Chief Financial Officer. The Merger was consummated on March 14, 2001. Pursuant to the Merger, the Company assumed the business and operations of Diagnostics and issued 20 million shares of its common stock to Diagnostics' parent, IVAX.

The Business

         At December 31, 2000, the Company had no products or services to offer to any consumer market and all such products and services offered in the past had been discontinued. Activities of the Company centered on the consummation of the Merger.

         Until December 1, 2000, the Company offered business and business-related products in the following categories:

o        office supplies                o        safety and industrial supplies
o        janitorial supplies            o        desktop computer systems
o        computer supplies              o        computer peripherals, including
o        notebook computer systems      o        monitors and disk drives
o        software                       o        office furniture
o        books                          o        music
o        printing supplies              o        pre-paid calling cards
o        promotional products           o        executive travel accessories
o        time management products       o        fitness products

o        videos                         o        stationery
o        travel                         o        magazine subscriptions

         In addition, the Company offered business customers online access to business and professional services on a referral basis, as well as access to online communities which provided various information. When these products and services were offered, and an order was placed at the web site, the order was electronically processed by the Company systems and forwarded to the inventory management system of an outside fulfillment agent. The fulfillment agent then packaged and delivered the order to the business customer. The Company was paid by credit card by our customer for the purchase price and fulfillment agents were paid directly for their services and supplies.

         During its operating periods, the Company faced intense competition from numerous other web sites that offered any combination of e-commerce capabilities, business content and online community access, as well as competition from more traditional bricks and mortar channels. The Company's competitors varied in size and in scope and breadth of the services they offered, and usually had longer operating histories, larger customer bases and greater brand recognition in the business products and Internet markets. They also had significantly greater financial, marketing, technical and other resources. In addition, there are few barriers to the business e-commerce market to restrict intense competition. The rapid growth of the Internet in general, and online e-commerce activity specifically, attracted the attention of numerous companies, including business product manufacturers and suppliers who have historically operated through traditional channels. Increased competition resulted in significant pricing pressures, increased marketing expenditures and loss of market share, and had a material adverse effect on the Company.

         The Company holds the trademark rights on the b2bstores.com name and symbol. The Company holds a perpetual, nonrevocable license to the software technology which was used for its core business. This technology was designed to provide vendor management and other e-commerce services. Although the Company expended substantial funds to acquire the technology, the Company' efforts to sell the technology as a separate asset or as part of any strategic alternative proved unsuccessful. As a consequence, on October 16, 2000, the Company executed a two-year licensing agreement for this software with Brian Wharton and Jeffrey Crandall which allows Messrs. Wharton and Crandall to copy, distribute copies, use, make and/or have made derivative works based on, and market the technology in exchange for 10% of the fees and amounts collected for sublicenses or other use of the technology or derivative of the technology. As of March 6, 2001, the Company had not received any proceeds under this licensing agreement. The Company has no present plans to utilize this technology and it is unlikely that the technology will be utilized by the Company following the Merger. In addition, the Company, to date, has not received any meaningful offer for any other b2bstores' assets, including its former URL address "www.b2bstores.com."

ITEM 2. DESCRIPTION OF PROPERTY.

         At December 31, the Company's corporate headquarters were located at 249 East Ocean Boulevard, Long Beach, California in approximately 4,000 square feet of space. The space is leased at a cost of $6,381 per month and the term of the lease expires August 15, 2001. In connection with the Merger, , the Company relocated its corporate headquarters to Miami, Florida. The space located in Long Beach is planned to be utilized in some capacity by the Company until the expiration of the lease.

ITEM 3. LEGAL PROCEEDINGS.

         On August 25, 2000, WooJin Kim, the former CEO of the b2bstores, filed a lawsuit against the Company in the Superior Court of the State of California, County of Los Angeles, for unspecified damages alleging a violation of public policy, breach of contract and breach of the implied covenant of good faith and fair dealing in regard to the Company's acceptance of Mr. Kim's resignation of employment. Mr. Kim sought unspecified damages for compensatory and punitive damages. The suit was subsequently dismissed on November 8, 2000, without prejudice, due to a forum selection clause in Mr. Kim's employment agreement. On December 7, 2000, Mr. Kim filed a Notice of Appeal, appealing the Superior Court's ruling to the Second District Court of Appeal for the State of California. On February 16, 2001, Mr. Kim and the Company reached a confidential settlement agreement and the lawsuit has been dismissed with prejudice.

         On Friday, March 2, 2001, the Company received notice that ZERO.NET, Inc., a stockholder of the Company, filed a lawsuit in the District Court of the Western District of Texas against the Company and two individuals who were directors of the Company at the time the lawsuit was filed. The lawsuit alleges that the Company violated certain aspects of Section 14(a) of the Securities Exchange Act of 1934, as amended, and the named directors breached their fiduciary duties in connection with the Merger. ZERO.NET, Inc. seeks the court's determination of declaratory relief as to whether (i) the proxy statement materials sent to shareholders shall be considered null, void and unenforceable, (ii) the Merger, if accomplished based on the use of the proxy materials, should be set aside, and (ii) the termination fee of $1.0 million, as defined in the Merger Agreement shall be found void. The Company denies the allegations and intends to vigorously defend such claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to the shareholders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

         The Common Stock of the Company, par value $0.01 per share (the "Common Stock"), began trading on the NASDAQ SmallCap Market after the completion of its initial public offering on February 15, 2000. The Company had no public trading market prior to that time. In connection with the Merger, the common stock ceased trading on NASDAQ on March 14, 2001 and began trading on the American Stock Exchange on March 15, 2001.

         The range of high and low closing bid prices for the Common Stock for fiscal year 2000 are set forth below. This bid information was provided by the web site www.yahoo.com.

                             HIGH AND LOW BID PRICES

                    2000                     Low             High
         ----------------------------- --------------- ---------------
         First Quarter (3/2000)           $ 7.3750        $19.5000
         Second Quarter (6/2000)            2.3125         10.0000
         Third Quarter (9/2000)             1.1250          2.8125
         Fourth Quarter (12/2000)           1.1875          2.0312

         On March 21, 2001, the Company's closing price on its Common Stock on the American Stock Exchange was $3.50 per share.

Holders of Common Stock

         As of January 5th, 2001 there were approximately 2,317 holders of record of the Company's Common Stock and 1,954 round lot holders.

Dividends

         The Company has paid no dividends for the fiscal years ended December 31, 2000 and December 31, 1999, and the Company has no current plans to pay dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be determined by the Company's Board of Directors in light of future earnings, capital requirements, financial condition and other relevant considerations.

Use of Proceeds

         On February 14, 2000, the Company's Registration Statement on Form SB-2 covering the offering of 4,000,000 shares of the Company's Common Stock, Commission file number 333-30376 was declared effective. The net proceeds of the offering to the Company (after deducting expenses) were $27,815,090. On March 29, 2000, the over-allotment option was also exercised and declared effective, resulting in the proceeds (after deducting expenses) of $4,320,000, which were received upon settlement on April 3, 2000. During the first fiscal year 2000, the net proceeds have been used for the following purposes in the approximate amounts listed:

Repayment of indebtedness and related interest ...................  $  1,423,000
Development costs ................................................     1,610,000
Purchases of machinery and equipment .............................       695,000
Working capital ..................................................     3,838,785
Other purposes including:
investments, including commercial paper, short-term
municipal securities, and money markets funds ....................    24,568,305
                                                                    ------------
                                                                    $ 32,135,090

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements due to a number of factors contained elsewhere herein. This commentary should be read in conjunction with our financial statements that appear in this report.

Overview

         The Company was formed in June 1999 and assembled a core set of operating assets during the remainder of 1999, including a management team, a technology infrastructure, financing and the Company's basic web site, www.b2bstores.com, which first became available in September 1999. In February 2000, the Company completed its IPO, which provided net proceeds of approximately $32.1 million.

         From the introduction of the b2bstores's web site in October 1999 until it was discontinued in December 2000, b2bstores provided customers with the ability to purchase online business products and supplies in a growing number of categories. After site operations were discontinued, the Company maintained a minimal staff to operate the administrative functions required to keep the Company in regulatory compliance and to maintain security of the Company's assets. At December 31, 2000, the Company had sufficient cash to fund its operation for at least the next year. The Company incurred significant expenditures pursuing strategic alternatives, including the Merger. Expenditures associated with the Merger included professional fees, such as legal and accounting, settlement payments associated with employment agreements, financial printing costs, investment banker fees and broker fees. These expenditures were funded from the Company's cash reserves.

         The Merger Agreement was executed on November 21, 2000, after approval by the Company's Board of Directors. Shareholders of the Company voted to approve the Merger and it was consummated on March 14, 2001. As a consequence of the Merger, IVAX became the majority shareholder of the Company holding approximately 70% of the Company's issued and outstanding Common Stock and the business of Diagnostics became the business of the Company.

Sources of Revenue

         At December 31, 2000, the Company had no sources of revenue as all of its operations were discontinued.

Seasonality

         The Company currently has no seasonality impact issues.

Continuing Operations

         The Company incurred a loss from continuing operations of approximately $1.5 million for the year ended Dec 31, 2000 as compared to a loss of approximately $2.2 million for the period June 28, 1999 (inception) to Dec 31, 1999. These losses resulted from stock based compensation and various administrative expenses (i.e. rent, legal, accounting and salaries, net of interest income).

Discontinued Operations

         The Company discontinued its web site operations in December 2000. In accordance with APB Statement 30 the Company has restated its prior years financial statements to reflect such discontinuance. All assets and liabilities of the discontinued operations have been reflected as net assets of discontinued operations.

         The Company incurred a loss from discontinued operations of approximately $7.1 million for the year ended December 31,2000 as compared to a loss from discontinued operations of $700,000 for the period June 28, 1999 (inception) to December 31, 1999. Losses for the year ended December 31, 2000 were the results of nominal revenues and significant development costs, stock based compensation costs, losses on the sales of assets and the write-off of website development costs and assets. Losses for the period ending December 31, 1999 were the results of nominal revenues and significant development and start up costs.

         As a result of all of the above, the net loss to shareholders for the twelve months and five months periods ended December 31, 2000 and 1999 was approximately $8.6 and $2.9 million respectively. On a basic and diluted per share basis, the net loss to common shareholders for the twelve months ended December 31, 2000 was $(.19) per share from continuing operations and $(.89) per share from discontinued operations. For the five months ended December 31, 1999 the net loss to common shareholders on a basic and diluted per share basis was $(.57) per share from continuing operations and $(.18) per share from discontinued operations.

Liquidity and Capital Resources

         For the twelve months ended December 31, 2000, cash provided by financing activities of $31,566,801 was primarily due to the initial public offering of 4,000,000 shares of our common stock at $8.00 per share and sale of an additional 600,000 shares pursuant to the over-allotment option granted to the underwriters in the IPO. Net proceeds to us from the IPO (and the over-allotment option) aggregated approximately $32.1 million (net of underwriters' commission and offering expenses of approximately $4.7 million).

         In connection with the IPO, bonuses in the aggregate amount of $105,000 were paid.

         On February 18, 2000, the Company used approximately $1.4 million of the net proceeds of the IPO to repay in full the principal and interest due on a loan made by Enviro-Clean of America Inc., a principal stockholder of the Company.

         As of December 31, 2000, our primary source of liquidity consisted of cash and cash equivalents derived from the IPO. At December 31, 2000, the Company had cash and cash equivalents of approximately $18.9 million and marketable securities of approximately $5.6 million.

         For the twelve months ended December 31, 2000, cash used in continuing operations was approximately $.9 million and cash used in discontinued operations was approximately $3.7 million. Cash used consisted mostly of compensation, professional fees, and marketing expenses. This amount was significantly reduced as a consequence of the Company's reorganization.

         Net cash used in investing activities from continuing operations was $5.6 million and $2.4 million from discontinued operations for the twelve months ended December 31, 2000. The investing activities were related to marketable securities and capital expenditures; primarily website development costs. All fixed assets were either sold off or written down to zero once the Company discontinued their website on December 1, 2000.

Risks relating to our financial condition

         Because of the inability of the Company to continue with its original business plan and its decision to effectively shut down all operations, the future success of the Company is reliant on the effectiveness of the continuing business of its strategic combination. As a consequence of the Merger, the Company's future business will be that of Diagnostics and, accordingly, all of the risks attributable to the business of Diagnostics will be part of the Company's business.

ITEM 7. FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS

         Report of Independent Certified Public Accountants              F-2
         Financial Statements:
              Balance sheets                                             F-3
              Statement of loss                                          F-4
              Statement of stockholders' equity (deficit)                F-5
              Statements of cash flows                                   F-6
              Summary of business and significant accounting policies    F7-F10
              Notes to financial statements                              F11-F20

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following table sets forth information with respect to the directors and executive officers of the Company at December 31, 2000:

Name                         Age      Position with the Company
----                         ---      -------------------------
Richard Kandel..........     48       Chairman of the Board
Mark Voorhis............     53       Interim Chief Executive Officer,
                                      Chief Financial Officer and
                                      Chief Operating Officer
Randall Davis...........     37       Director
David Walke.............     46       Director
Jay Raubvogel...........     51       Director

Business Experience of Directors and Executive Officers:

         Richard Kandel, 48, founded b2bstores.com. Inc. in June 1999 and was the Company's Chairman of the Board from its inception through the date of the Merger. Mr. Kandel was also the Company's President from June until August 1999. From 1974 through 1998, Mr. Kandel was the sole owner and president of Kandel and Son, Inc., a sanitary supply distributor in the New York metropolitan region. In January 1999, Mr. Kandel sold Kandel and Son to Enviro-Clean of America, Inc., a distributor of janitorial and sanitary maintenance supplies, where he now serves as Chairman of the Board and Chief Executive Officer. Mr. Kandel is also an owner/director of Camp Pontiac L.L.C., an eight-week summer sports camp for over 400 boys and girls. In addition, Mr. Kandel is the founder and chairman of No Small Affair, a New York/Florida-based all volunteer organization. This foundation provides events, parties, and outings for thousands of homeless, physically or emotionally challenged individuals. Mr. Kandel graduated from Michigan State University with a Bachelor of Science Degree.

         Mark Voorhis, 53, served as the Company's Chief Financial Officer and Chief Operating Officer from September 1999 and as the interim Chief Executive Officer from July 2000 through the date of the Merger. In March 1999, Mr. Voorhis founded PC HouseCalls, Inc., an Internet-based computer service company, where he served as Chairman of the Board and Chief Financial Officer until joining the Company in September 1999. From November 1997 until February 1999, Mr. Voorhis served as Chief Financial Officer and Chief Operating Officer for Admor. From October 1994 until November 1997, Mr. Voorhis was an independent consultant. From November 1983 until September 1994, Mr. Voorhis worked with Montano Securities Corporation in several different capacities, including as Chief Operating Officer and Chief Financial Officer. Mr. Voorhis has a Bachelor of Arts degree in business administration from California State University.

         Randall K. Davis, 37, has served as a director of the Company since May 2000 and served on the Company's Investment Bank Committee. Mr. Davis also serves on the Company's Audit Committee. Mr. Davis is the President and a director of Enviro-Clean of America, Inc., a manufacturer and distributor of janitorial supplies. From May of 1985 until 1999, Mr. Davis was the co-owner, President and Chief Executive Officer of Cleaning Ideas, Inc., whose holdings included Sanivac, Inc. and Davis Manufacturing Company. Davis Manufacturing Company was one of the largest manufacturers of commercial cleaning products in South Texas and had been in operation since 1929. In August of 1999, Mr. Davis, along with family members, sold the Davis family of companies to Enviro-Clean of America, Inc. Mr. Davis is also currently the managing partner of Colnic Investment Partnership, a private investment company that invests in private and publicly traded companies. Mr. Davis graduated from the University of Texas in Austin with a Bachelor of Arts Degree.

         David Walke, 46, served as a director of the Company from March 2000 through the date of the Merger and also served on the Company's Audit and Investment Bank Committees. Mr. Walke has spent his entire career in financial public relations. Beginning with ECOM Consultants, Inc. in 1976, Mr. Walke has been actively involved in investor relations, representing a broad range of companies. Mr. Walke was associated with the financial public relations division of Ruder, Finn & Rotman, prior to co-founding Morgen-Walke Associates in 1982, where he is the acting Managing Director.

         Jay Raubvogel, 51, has been a director of the Company since March 2000 and served on the Company's Investment Bank Committee. Mr. Raubvogel also serves on the Company's Audit and Compensation Committees. Mr. Raubvogel was the Chief Executive Officer of Baker's Aid, Inc., a New York corporation and one of the world's largest food service equipment manufacturers, from 1985 to 1994, when Baker's Aid, Inc. was sold to Allied Domecq. Since the sale of Baker's Aid, Inc., Mr. Raubvogel has been a private investor. In addition, Mr. Raubvogel serves as a trustee of North Shore L.I.J. Health System and Vice-Chairman of its Foundation.

         In connection with the Merger, Mr. Kandel resigned as an officer of the Company and Mr. Voorhis' employment terminated pursuant to the terms of his amended employment agreement. Messrs. Kandel and Walke resigned as Directors of the Company. The Company's Proxy Statement, dated January 30, 2001, describes the Company's Officers and Directors following the Merger.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and beneficial owners of more than 10% of any class of securities of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, executive officers and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no such forms were required to be filed by those persons, the Company believes that, during the year ended December 31, 2000, all of its directors, executive officers and 10% holders were in compliance with the applicable filing requirement, except that one report, covering a single transaction, was filed late by Enviro-Clean of America, Inc. and each of its board members at the time of the transaction, Richard Kandel, Randall Davis, Steven Etra, Gary Granoff and Mark Rice, who had listed the holdings of Enviro-Clean as holdings beneficially held by each individual. Additionally, one report covering one transaction was filed late by both Messrs. Etra and Granoff, each report covering one transaction.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The Summary Compensation Table shows certain compensation information for the years ended December 31, 2000 and 1999 for persons who served as Chief Executive Officers and the most highly compensated officers of the Company, whose total cash compensation exceeded $100,000 for services rendered in all capacities:


                                                                               LONG-TERM
                                            ANNUAL COMPENSATION               COMPENSATION
                                            -------------------               ------------
 Name And Principal                  Salary                     Other Annual
       Position             Year       ($)         Bonus ($)  Compensation ($) Options (#)
------------------------    ----    ----------    ----------  ---------------- -----------
Mark A. Voorhis             2000    140,000(1)     28,333(3)      12,000(4)     183,333(6)
Interim Chief Executive     1999    140,000(1)                    12,000(4)
Officer/Chief Financial
Officer

Richard Kandel              2000    200,000(1)         --         18,000(4)          --
Chairman of the Board       1999    150,000(1)         --         18,000(4)          --

WooJin Kim (7)              2000    175,000(1)     50,000(2)      18,000(4)     300,000(5)
Chief Executive Officer     1999    175,000(1)         --         18,000(4)          --

Shannon Jessup (8)          2000    130,000(1)     28,333(3)      12,000(4)     183,333(6)
Executive Vice-President    1999    130,000(1)                    12,000(4)

Brian Wharton (9)           2000    130,000(1)     28,333(3)      12,000(4)     183,333(6)
Executive Vice-President    1999    130,000(1)                    12,000(4)

Jeffrey Crandell (10)       2000    130,000(1)     28,333(3)      12,000(4)     183,333(6)
Chief Technology Officer    1999    130,000(1)                    12,000(4)

(1)      Amounts were paid pursuant to individual employment agreements.
(2)      A Bonus of $50,000 was paid pursuant to Mr. Kim's employment agreement.
(3) Bonuses of $20,000 were paid pursuant to management employment agreements and bonuses of $8,333 were paid pursuant to the Company's second quarter bonus plan.
(4)      Amounts represent compensation for employee car allowance.
(5)      Includes options granted pursuant to Mr. Kim's employment agreement
(6) Includes options for 175,000 shares of the Company's Common Stock granted pursuant to management employment agreements and options for 8,333 shares of the Company's Common Stock granted pursuant to the Company's second quarter bonus plan.
(7)      Mr. Kim served as Chief Executive Officer until his resignation in July
         2000.
(8) Ms. Jessup served as Executive Vice-President until her resignation in August , 2000.
(9) Mr. Wharton served as Executive Vice-President until his resignation in October , 2000.
(10) Mr. Crandell served as Chief Technology Officer until his resignation in August, 2000.

-------------------
Stock Option Grant Table

         The following table sets forth certain information concerning options granted to the named executive officers during the year ended December 31, 2000:

                                          Individual Grants
                                          -----------------
                                           Percent of Total
                    Number of Securities  Options Granted to  Exercise or
                     Underlying Options      Employees in      Base Price   Expiration
       Name             Granted (#)          Fiscal Year        ($/share)      Date
------------------  --------------------  ------------------  -----------   -----------
Mark Voorhis                8,333                 .5%            $2.56          7/2005
                          175,000               10.7%            $6.40       9/20/2009

Shannon Jessup              8,333                 .5%            $2.56          7/2005
                          175,000               10.7%            $6.40       8/16/2009

Brian Wharton               8,333                 .5%            $2.56          7/2005
                          175,000               10.7%            $6.40       8/30/2009

Jeffrey Crandell            8,333                 .5%            $2.56          7/2005
                          175,000               10.7%            $6.40       8/30/2009

Stock Option Exercises and Year End Option Values

                             Number of Securities
                           Underlying Unexercised        Value of Unexercised
                           Options at Fiscal Year       In-the-Money Options at
                                   End (#)                Fiscal Year-End ($)
            Name          Exercisable/Unexercisable    Exercisable/Unexercisable
      ----------------    -------------------------    -------------------------
      Mark Voorhis                87,500/95,833                 $0/$0
      Shannon Jessup             112,500/70,833                 $0/$0
      Brian Wharton               87,500/95,833                 $0/$0
      Jeffrey Crandell            87,500/95,833                 $0/$0

         No options to acquire securities of the Company were exercised by any of the named executive officers during the year ended December 31, 2000.

Compensation of Directors

         The Company did not pay cash compensation to its directors for service on the Board, with the exception of a $100,000 compensation payment to Randall
K. Davis for his service as head of the Company's Investment Bank Committee. During the year ended December 31, 2000, members of the Board received options to acquire an aggregate of 650,000 shares for their service on the Board and to the extent applicable, their services on the Company's Investment Bank Committee. The option awards included options to purchase 50,000 shares of the Company's common stock each to Philip Ellett, Ralph Godfrey, John Higgins, Garrick Hileman and William Strauss, which expired pursuant to their terms upon their resignations from the Board. Option grants to directors in the fiscal year 2000 which are fully vested and exercisable include the following:

                                      Individual Grants
                                      -----------------
                         Number of Securities    Exercise or
                          Underlying Options     Base Price     Expiration
            Director          Granted (#)         ($/share)        Date
         -------------        -----------         ---------        ----
         Randall Davis          50,000              $ 4.13        5/2005
                                50,000              $ 2.88        6/2005

         Jay Raubvogel          50,000              $11.50        3/2005
                                50,000              $ 2.88        6/2005
                                50,000              $ 1.81       11/2005

         David Walke            50,000              $11.50        3/2005
                                50,000              $ 2.88        6/2005
                                50,000              $ 1.81       11/2005

         Employment Agreements. In October of 1999, b2bstores entered into an employment agreement with Richard Kandel for a term of three years, whereby Mr. Kandel's salary was $150,000 for the first year, $200,000 for the second and $250,000 in the third year. Mr. Kandel's employment agreement specified various circumstances that may trigger a termination of Mr. Kandel's employment and provided that if the Company terminated Mr. Kandel without cause or for any reason not specified in the agreement, or if such employment is terminated by Mr. Kandel for "Good Reason" as defined in the agreement, then b2bstores would pay Mr. Kandel the present value of his full salary, bonus and benefits through the (i) date of the termination of the agreement or , (ii) twelve months, whichever is greater. In September of 1999, b2bstores entered into an employment agreement with Mark Voorhis for a term of three years, whereby Mr. Voorhis' salary was $120,000 per year until November 1, 1999, when the salary increased to $140,000 annually. In addition to this base salary, Mr. Voorhis was granted options to purchase 175,000 shares of the Company's common stock at an exercise price of 80% of the market price at the date of the initial public offering of the Company. Mr. Voorhis was also paid a $20,000 bonus on the date the initial public offering was consummated. Mr. Voorhis was also eligible for quarterly bonuses of $12,500 plus options to purchase 12,500 shares of the Company's common stock, if certain performance criteria are met. Mr. Voorhis' employment agreement specified various circumstances that would trigger a termination of Mr. Voorhis' employment and provided that if the Company terminated Mr. Voorhis without cause or for any reason not specified in the agreement, or if such employment was terminated by Mr. Voorhis for "Good Reason" as defined in the agreement, then the Company would pay Mr. Voorhis' full salary, through the (i) date of the termination of the agreement or , (ii) twelve months, whichever is greater.

         In connection with the Merger, the Company paid Mr. Kandel the lesser of: (i) $400,000 or, (ii) the value of his compensation under his employment agreement at the effective date of the Merger and Mr. Voorhis received $161,000 in accordance with the terms of his amended employment agreement, as well as immediate vesting of all stock options held by Mr. Voorhis.

         As of December 31, 2000, no other employment agreement between the Company and the other named executive officers was in effect.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of March 6, 2001, as to the beneficial ownership of the Company's common stock (including shares which may be acquired within sixty days pursuant to stock options) by (1) each person or group of affiliated persons known by the Company to own beneficially more than 5% of the outstanding shares of the Company's common stock, (2) the Named Executive Officers, (3) each of the Company's directors, and (4) all directors and executive officers of the Company as a group. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

NAME AND ADDRESS OF                        AMOUNT AND NATURE OF
 BENEFICIAL OWNER                            BENEFICIAL OWNER      % OF CLASS
 ----------------                            ----------------      ----------
Richard Kandel                                  2,163,333(1)          25.10%
211 Park Avenue
Hicksville, NY 11801-1408

Randall Davis                                   1,363,333(2)          15.63%
c/o Enviro-Clean of America, Inc.
1023 Morales Street
San Antonio, Texas 78207

Steven Etra                                     1,137,834(3)          13.20%
5830 57th Street
Maspeth, NY  11378

ZERO.NET, Inc.  (4)                             1,000,000             11.60%
650 Mission Street
San Francisco, California 94105

Gary Granoff                                      942,375(5)          10.97%
1415 Kellum Place, Ste. 205
Garden City, NY  11530

Enviro-Clean of America, Inc.                     930,000             10.78%
1023 Morales Street
San Antonio, Texas 78207

Melvin Schreiber                                  930,000(6)          10.78%
3000 Marcus Avenue, Suite IW5
Lake Success, New York 11042

Mark Rice                                         524,450(7)           6.08%
666 Dundee Road, Suite 1901
Northbrook, Illinois 60022

Jay Raubvogel                                     191,250(8)           2.18%
#5 Brook Lane
Brookville, New York 11545

David Walke                                       150,000(9)           1.71%
c/o Morgen-Walke Associates
380 Lexington Avenue
50th Floor
New York, NY 10168-5199

Mark Voorhis                                      183,333(10)          2.08%
249 E. Ocean Blvd., Suite 620
Long Beach, California 90802

All executive officers and directors            3,121,249             33.91%
as a group

-----------------------
(1) Includes 100,000 shares held by Kandel & Son Profit Sharing Plan, of which Richard Kandel is the trustee; 66,667 shares held by Mint Corp. of New York, a company which is 50% owned by Richard Kandel, and 930,000 shares held by Enviro-Clean of America, Inc. , a company in which Richard Kandel is Chairman of the Board, and the majority shareholder. Richard Kandel disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(2) Includes 930,000 shares held by Enviro-Clean of America, Inc., of which Randall K. Davis is a minority shareholder, President, and a Director; and 100,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Davis. Mr. Davis disclaims beneficial ownership of the securities held by Enviro-Clean of America, Inc.

(3) Includes 10,667 shares held by SRK Associates L.L.C., a company controlled by Steven Etra, 1,000 shares owned by Lances Property Development Pension Plan, 50% owned by Mr. Etra, 930,000 shares owned by Enviro-Clean of America, Inc. a company in which Mr. Etra is a minority shareholder and a director, and 3,500 shares held by Gemini Capital L.L.C., a company in which Mr. Etra is secretary, director, and minority shareholder. Mr. Etra disclaims beneficial ownership of the securities held by Gemini Capital L.L.C. and Enviro-Clean of America, Inc. Mr. Etra disclaims beneficial ownership of the securities held by SRK Associates L.L.C. and Lances Property Development Company except to the extent of his pecuniary interest therein.

(4) On Friday, March 2, 2001, after the close of business, the Company received notice that ZERO.NET, Inc., filed a lawsuit in the District Court of the Western District of Texas against the Company and two of its directors. The lawsuit alleges that the Company violated Section 14(a) of the Securities Exchange Act of 1934 and that certain directors breached their fiduciary duties in connection with the proposed Merger. Although ZERO.NET, Inc. is a listed here and in other disclosure and is sometimes referred to as an affiliate due to their percentage interest in the Common Stock of Company, the Company and its officers and directors do not have an affiliation with ZERO.NET, Inc., nor does the Company or its officers and directors have any intentions of pursuing any such affiliation, nor is ZERO.NET, Inc. involved with the Company in any capacity other than as a shareholder.

(5) Includes 3,000 shares held by Gary C. Granoff's wife; 500 shares held by Dapary Management Corporation, a company which is controlled by Mr. Granoff; 5,875 shares held by Mr. Granoff and his adult son in a joint account; 1,000 shares held in a family trust for the benefit of Mr. Granoff's adult son, Joshua; 3,500 shares held by Gemini Capital L.L.C., a company in which Mr. Granoff is President, director, and shareholder and 930,000 shares held by Enviro-Clean of America, Inc. , a company in which Mr. Granoff is a director. Mr. Granoff disclaims beneficial ownership of the securities held by Gemini Capital L.L.C. and Enviro-Clean of America, Inc. Mr. Granoff disclaims beneficial ownership of the securities held by his wife, Dapary Management Corporation, the joint account with his son and the family trusts except to the extent of his pecuniary interest therein.

(6) Includes 930,000 shares owned by Enviro-Clean of America, Inc. a company in which Mr. Schreiber is a minority shareholder and a director.

(7) Includes 524,450 shares held by The dotCom Fund, L.L.C. Mr. Rice is the Managing Member of Minamax, L.L.C. Minamax, L.L.C. which is the Managing Member of The dotCom Fund, L.L.C. Randall Davis, a director of the Company, is the managing partner and 46% interest holder in Colnic Investment Partnership, which has invested approximately $200,000 in the dotCom Fund L.L.C.

(8) Includes 150,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Raubvogel.

(9) Includes 150,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Walke.

(10) Includes 183,333 shares of Common Stock issuable upon the exercise of options granted to Mr. Voorhis. All of the options held by Mr. Voorhis vested upon consummation of the Merger.

Change in Control.

On November 21, 2000, the Company, IVAX and Diagnostics entered into the Merger Agreement, pursuant to which Diagnostics was merged with and into the Company. The Company was the surviving corporation, although the Company's name was changed to IVAX Diagnostics, Inc. on March 14, 2001. As consideration for the Merger, the Company issued to IVAX, 20 million shares of its Common Stock which is equivalent to approximately 70% of the post merger outstanding Common Stock, resulting in a change of control in the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE COMPANY, ENVIRO-CLEAN, and THEIR AFFILIATES

         During its formation, b2bstores used the offices of Enviro-Clean as a mailing and contact address. No commercial operations were ever conducted from the offices of Enviro-Clean and no rent, fees or other consideration was paid to Enviro-Clean in this regard. Shortly after its formation, b2bstores obtained the office space described in the "Item 2" section of this Report. Because at that time it was a development stage enterprise without an operating history, the owner of the premises required a guarantor for the lease. Enviro-Clean signed the lease as the guarantor. Enviro-Clean received no compensation or other consideration for acting as our guarantor. The b2bstores' lease expires on August 31, 2001 with yearly rent payment totaling $75,000. Enviro-Clean has also furnished some of b2bstores' vendors with guarantees with respect to b2bstores' obligations to them. Enviro-Clean has subsequently been released from all such guarantees.

         Under an agreement the Company had with Enviro-Clean, Enviro-Clean was prohibited from selling certain products through their own web site and from any web site other than its own and the Company's until they own less than 10% of our outstanding common stock. As the Company's operations have now ceased, Enviro-Clean's obligations under these agreements have also ceased.

         The relationship between Enviro-Clean and b2bstores and their affiliates is more fully described below. All transactions between b2bstores and Enviro-Clean have been on terms believed to be no less favorable to b2bstores than could have been obtained from third parties. Each transaction has been unanimously approved by the respective board of directors of b2bstores and Enviro-Clean.

EARLY FINANCING OF THE COMPANY.

         Since its inception in June 1999 until the initial public offering, b2bstores' working capital requirements had been satisfied through capital contributions made by Enviro-Clean, Messrs. Kandel, Davis and Steven Etra, a director and shareholder of Enviro-Clean, and loans made to it by Enviro-Clean. In June 1999, Enviro-Clean, Messrs. Kandel, Davis, Etra and others purchased an aggregate of 3,667,667 shares of b2bstores common stock for $27,500 in the form of $11,000 in cash and the transfer to b2bstores of all of rights and interest in www.b2bstores.com and all related assets, including intellectual property.

         In June, July, November, December 1999 and January 2000, Enviro-Clean made loans to b2bstores in the aggregate principal amount of approximately $1,399,836. These loans carried an interest rate of 8% per annum and were paid back in full on February 18, 2000.

         In August 1999, in a private offering by the Company, Mr. Kandel purchased 66,666 shares at $1.88 per share, Mr. Kandel and Son Profit Sharing Plan, of which Mr. Kandel is the trustee, purchased 100,000 shares at $1.88 per share, Steven Etra purchased 92,000 shares at $1.88 per share, and SRK Associates, Inc., a company controlled by Mr. Etra, purchased 10,667 shares at $1.88 per share.

         Immediately prior to the Company's IPO, Enviro-Clean owned 2,000,000 shares of the b2bstores common stock, constituting approximately 49.7 % of the total outstanding b2bstores common stock while Messrs. Kandel, Davis and Etra each owned additional 1,233,333 shares (30.7%), 333,333 shares (8.3%) and 169,334 shares (4.2%) of b2bstores common stock, respectively. In connection with the IPO, Steven Etra purchased 30,000 shares and Gemini Capital L.L.C., a company in which Mr. Etra is an officer, director, and minority shareholder, purchased 3,500 shares of b2bstores' common stock at $8.00 per share. Also, on February 15, 2000, after trading of b2bstores registered shares commenced, Mr. Etra purchased 2,000 shares at $7.625 per share. On February 25, 2000, Lances Property Development Pension Plan, a company 50% owned by Mr. Etra, purchased 1,000 shares of b2bstores common stock at $12.625. Since that time, Mr. Etra has acquired an additional 2,000 shares on September 13, 2000 on the open market at $1.625 per share.

         On March 13, 2000, Enviro-Clean sold 1,000,000 shares of the b2bstores common stock in a private sale to ZERO.NET, Inc., a Delaware corporation, at $7.00 per share for aggregate proceeds of $6,750,000. On May 31, 2000, Enviro-Clean executed a subscription agreement to purchase 300,000 shares of Class B Common Stock, par value $0.001 of equip2move Corporation in exchange for cash and 70,000 shares of b2bstores common stock held by Enviro-Clean. Enviro-Clean presently holds 930,000 shares of the Company's stock.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         The following is a list of exhibits filed as part of this Form 10-KSB. Where so indicated, exhibits which were previously filed are incorporated by reference.

Exhibit No.                                Description
-----------       --------------------------------------------------------------
   2.1            Merger Agreement by and among IVAX Corporation, IVAX
                  Diagnostics, Inc. and b2bstores.com, Inc., dated November 21,
                  2000 (6) .
   3.1            Certificate of Incorporation. (1)
   3.1(a)         Amendment to Certificate of Incorporation (2).
   3.2            By-Laws (1).

   3.2(a)         Amended Bylaws (2).
   4.1            Specimen Common Stock Certificate (3).
   4.2            Form of Representatives' Warrant Agreement, including form of
                  Representatives' Warrant (1).
   4.2(a)         Amended Form of Representatives' Warrant Agreement (5).
   10.1           Services Agreement with Netgateway (4)
   10.2           Lease for 249 East Ocean Boulevard, Long Beach, California (1)
   10.3           Web Site Services Agreement between b2bstores.com and
                  Enviro-Clean (4)
   10.4           1999 Performance Equity Plan (1)
   23.1           Consent of BDO Seidman, L.L.P.

-------------------------------
(1) Incorporated by reference to exhibit 10 of the Company's Registration Statement on Form SB-2 (Reg. No. 333-30376) dated October 6, 1999.
(2) Incorporated by reference to the exhibits of the Company's Amendment to the Registration Statement on Form SB-2/A (Reg. No. 333-30376) dated December 2, 1999.
(3) Incorporated by reference to the exhibits of the Company's Amendment to the Registration Statement on Form SB-2/A (Reg. No. 333-30376) dated December 17, 1999.
(4) Incorporated by reference to the exhibits of the Company's Amendment to the Registration Statement on Form SB-2/A (Reg. No. 333-30376) dated January 7, 2000.
(5) Incorporated by reference to the exhibits of the Company's Amendment to the Registration Statement on Form SB-2/A (Reg. No. 333-30376) dated January 26, 2000.
(6) Incorporated by reference to the exhibits of the Company's Current Report on Form 8-K dated November 30, 2000.

(b) Reports on Form 8-K:

(1) The Company filed a current report on Form 8-K on November 30, 2000 to report the execution of a definitive merger agreement with IVAX Diagnostics, Inc. and IVAX Corporation.

(2) The Company filed a current report on Form 8-K on December 5, 2000 to report the finalization of the shut down of the Company's web site.

(3) The Company filed a current report on Form 8-K on March 6, 2001 to report the Zero.Net lawsuit.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, IVAX Diagnostics, Inc., formerly known as, b2bstores.com, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Miami, State of Florida, on March 28, 2001.

                                    IVAX DIAGNOSTICS, INC., formerly known as B2BSTORES.COM, INC.


                                    By: /s/ Giorgio D'Urso
                                       -----------------------------------------
                                        Giorgio D'Urso, Chief Executive Officer


                                    By: /s/ Mark Deutsch
                                       -----------------------------------------
                                        Mark Deutsch, Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

         In accordance with the Exchange Act, this report has been signed by the following persons in the capacities indicated and on March 28, 2001.

Signature                                   Title
---------                                   -----


/s/ Philip Frost
---------------------------------------
Philip Frost                                Chairman of the Board

/s/ Giorgio D'Urso
---------------------------------------
Giorgio D'Urso                              Chief Executive Officer and Director

/s/ Randall K. Davis
---------------------------------------
Randall K. Davis                            Director


---------------------------------------
Neil Flanzraich                             Director


---------------------------------------
John Harley                                 Director


---------------------------------------
Jane Hsiao                                  Director

/s/ Jay Raubvogel
---------------------------------------
Jay Raubvogel                               Director

                                                       IVAX Diagnostics, Inc.
                                               (formerly b2bstores.com, Inc.)


                                                                        Index

================================================================================

     Report of independent certified public accountants                   F-2

     Financial statements:
        Balance sheets                                                    F-3
        Statements of loss                                                F-4
        Statements of stockholders' equity (deficit)                      F-5
        Statements of cash flows                                          F-6
        Summary of business and significant accounting policies      F-7-F-10
        Notes to financial statements                               F-11-F-20

Report of Independent Certified Public Accountants



The Stockholders of
IVAX Diagnostics, Inc.
  (formerly b2bstores.com Inc.)
Miami, Florida

We have audited the accompanying balance sheets of IVAX Diagnostics, Inc. (formerly b2bstores.com Inc.) ("Company") as of December 31, 2000 and 1999, and the related statements of loss, stockholders' equity (deficit) and cash flows for the year ended December 31, 2000 and the period from June 28, 1999 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in the summary of business and Note 1 to the financial statements, the Company discontinued all of its prior operations and shut down its website as of December 1, 2000. On March 14, 2001, the Company consummated the Merger Agreement described in Note 1, changed its name to IVAX Diagnostics, Inc. and acquired all the assets and liabilities of IVAX Diagnostics, Inc. A lawsuit filed by an 11% stockholder prior to the Merger seeking an injunction to effectively void the Merger, as described in Note 6, remains pending.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IVAX Diagnostics, Inc. (formerly b2bstores.com Inc.) at December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000 and the period from June 28, 1999 (inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.




[BDO Seidman, LLP]

March 8, 2001, except for Note 1
   as to which the date is March 14, 2001

                                                       IVAX Diagnostics, Inc.
                                               (formerly b2bstores.com, Inc.)


                                                               Balance Sheets

================================================================================

 December 31,                                                                            2000                   1999
 ---------------------------------------------------------------------------------------------------------------------
 Assets
 Current:
    Cash and cash equivalents                                                    $ 18,943,549           $     72,629
    Marketable securities                                                           5,624,756                      -
    Accrued interest                                                                   39,679
 ---------------------------------------------------------------------------------------------------------------------
         Total current assets                                                      24,607,984                 72,629
 Deferred offering costs (Note 5)                                                           -                320,367
 ---------------------------------------------------------------------------------------------------------------------
                                                                                 $ 24,607,984           $    392,996
 =====================================================================================================================
 Liabilities and Stockholders' Equity (Deficit)
 Current liabilities:
    Accounts payable and accrued expenses                                        $     90,000           $     66,000
    Net liabilities of discontinued operations (Note 2)                                92,574                503,303
 ---------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                    182,574                569,303
 ---------------------------------------------------------------------------------------------------------------------
 Commitments and contingencies (Notes 1, 3 and 6)
 Stockholders' equity (deficit) (Notes 4, 5 and 6):
    Preferred stock, $.01 par value - shares authorized
       5,000,000; none issued                                                               -                      -
    Common stock, $.01 par value - shares authorized
       25,000,000; issued and outstanding 8,621,643 and
       4,021,643                                                                       86,216                 40,216
    Additional paid-in capital                                                     35,902,812              2,713,714
    Accumulated deficit                                                           (11,563,618)            (2,930,237)
 ---------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity (deficit)                                      24,425,410               (176,307)
 ---------------------------------------------------------------------------------------------------------------------
                                                                                 $ 24,607,984           $    392,996
 =====================================================================================================================
                                            See accompanying summary of business and significant accounting policies and notes to financial statements.

                                                       IVAX Diagnostics, Inc.
                                               (formerly b2bstores.com, Inc.)


                                                           Statements of Loss

================================================================================

                                                                                                   Period from
                                                                                                   June 28, 1999
                                                                             Year ended           (inception) to
                                                                             December 31,          December 31,
                                                                                 2000                  1999
 -------------------------------------------------------------------------------------------------------------------
 Operating expenses:
    General and administrative                                               $(2,334,784)          $  (103,369)
    Stock-based compensation relating to start-up activities                           -              (216,430)
    Stock-based compensation relating to general and administrative
       activities                                                               (623,030)           (1,901,500)
 -------------------------------------------------------------------------------------------------------------------
         Total operating expenses                                             (2,957,814)           (2,221,299)
 Other income:
    Interest income                                                            1,448,727                     -
 -------------------------------------------------------------------------------------------------------------------
         Loss from continuing operations                                      (1,509,087)           (2,221,299)
 Discontinued operations:
    Loss from discontinued operations                                         (7,124,294)             (708,938)
 -------------------------------------------------------------------------------------------------------------------
 Net loss                                                                    $(8,633,381)          $(2,930,237)
 ===================================================================================================================
 Loss per share (basic and diluted):
    From continuing operations                                               $      (.19)          $      (.57)
    From discontinued operations                                                    (.89)                 (.18)
 -------------------------------------------------------------------------------------------------------------------
         Total loss per share                                                $     (1.08)          $      (.75)
 ===================================================================================================================
 Weighted average common shares outstanding                                    7,985,577             3,910,780
 ===================================================================================================================
                                           See accompanying summary of business and significant accounting policies and notes to financial statements.

                                                       IVAX Diagnostics, Inc.
                                               (formerly b2bstores.com, Inc.)


                                 Statements of Stockholders' Equity (Deficit)

================================================================================

Year ended December 31, 2000 and period from June 28, 1999 (inception) to December 31, 1999
---------------------------------------------------------------------------------------------------------------------
                                                                                                          Total
                                                 Common stock           Additional                    stockholders'
                                          ---------------------------    paid-in       Accumulated        equity
                                             Shares        Amount        capital         deficit        (deficit)
---------------------------------------------------------------------------------------------------------------------
Issuance of common stock to founding
   and other stockholders:
      June 29, 1999                        3,666,667        $36,667    $         -    $          -     $    36,667
Issuance of common stock to
   investors:
      August 23, 1999                        333,333          3,333      2,497,500               -       2,500,833
Issuance of common stock to directors
   and consultants:
      September 15, 1999                      21,643            216        216,214               -         216,430
Net loss                                           -              -              -      (2,930,237)     (2,930,237)
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                 4,021,643         40,216      2,713,714      (2,930,237)       (176,307)
Issuance of common stock in connection
   with initial public offering, net of
   deferred offering costs:
      February 15, 2000                    4,000,000         40,000     27,711,270               -      27,751,270
Issuance of common stock in connection
   with overallotment:
      March 29, 2000                         600,000          6,000      4,314,000               -       4,320,000
Stock-based compensation from vesting
   of options to officers                          -              -      1,163,828               -       1,163,828
Net loss                                           -              -              -      (8,633,381)     (8,633,381)
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                 8,621,643        $86,216    $35,902,812    $(11,563,618)    $24,425,410
=====================================================================================================================
                                           See accompanying summary of business and significant accounting policies and notes to financial statements.

                                                       IVAX Diagnostics, Inc.
                                               (formerly b2bstores.com, Inc.)


                                                     Statements of Cash Flows

================================================================================

                                                                                                   Period from
                                                                                                   June 28, 1999
                                                                             Year ended           (inception) to
                                                                             December 31,          December 31,
                                                                                 2000                  1999
 -------------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities:
    Net loss                                                                 $(8,633,381)          $(2,930,237)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
         Increase in accrued interest                                            (39,679)                    -
         Increase in accrued expenses                                             24,000                66,000
         Stock-based compensation related to start-up activities                       -               216,430
         Stock-based compensation relating to general and
            administrative activities                                            623,030             1,901,500
         Loss on discontinued operations                                       7,124,294               708,938
 -------------------------------------------------------------------------------------------------------------------
               Net cash used in continuing operations                           (901,736)              (37,369)
    Net cash used in discontinued operations                                  (3,731,422)             (639,064)
 -------------------------------------------------------------------------------------------------------------------
               Net cash used in operating activities                          (4,633,158)             (676,433)
 -------------------------------------------------------------------------------------------------------------------
 Cash flows from investing activities:
    Purchase of marketable securities                                         (5,624,756)                    -
    Net cash utilized for capital expenditures for discontinued
       operations                                                             (2,437,967)             (391,407)
 -------------------------------------------------------------------------------------------------------------------
               Net cash used in investing activities                          (8,062,723)             (391,407)
 -------------------------------------------------------------------------------------------------------------------
 Cash flows from financing activities:
    Proceeds from issuance of common stock                                    32,455,457               636,000
    Deferred offering costs                                                      (63,820)             (320,367)
    Advances to/from stockholder                                                (824,836)                    -
 -------------------------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                      31,566,801             1,140,469
 -------------------------------------------------------------------------------------------------------------------
 Net increase in cash and cash equivalents                                    18,870,920                72,629
 Cash and cash equivalents, beginning of period                                   72,629                     -
 -------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents, end of period                                    $18,943,549           $    72,629
 ===================================================================================================================
 Supplemental disclosure of cash flow information:
    Noncash items:
       Deferred offering costs                                               $   320,367           $         -
 ===================================================================================================================
                                           See accompanying summary of business and significant accounting policies and notes to financial statements.

                                                       IVAX Diagnostics, Inc.
                                               (formerly b2bstores.com, Inc.)


                      Summary of Business and Significant Accounting Policies

================================================================================

Business IVAX Diagnostics, Inc. (formerly b2bstores.com, Inc.) ("b2bstores" or the "Company), was incorporated on June 28, 1999 under the laws of the State of Delaware. b2bstores was a branded Internet web site designed to assist business customers in the operation and development of their businesses.

                                    On December 1, 2000, the Company's Board of
                                    Directors authorized the complete shut-down of its website to preserve the Company's cash. The Company terminated almost all of its employees and closed all of its operations. The Company's website business has been treated as discontinued operations retroactive to inception. On November 21, 2000, the Company entered into a definitive Merger Agreement described in Note 1 which was approved via shareholder vote on March 14, 2000. An 11% shareholder prior to the Merger has filed a lawsuit to try to void this Merger as described in Note 6.

Cash and Cash                       The Company invests certain of its excess
Equivalents                         cash in debt instruments of the U.S.
                                    Government, municipalities and their
                                    agencies, money market accounts, and high quality corporate issuers. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents.


Marketable Securities               The Company considers all highly liquid
                                    investments with original maturities of 90 days or less to be cash equivalents; those with an original maturity greater than 90 days are considered marketable securities.
                                    At December 31, 2000, short-term investments consist of investments in high-quality corporate issuers and have been classified as held-to-maturity and recorded at cost, which approximates fair value. All short-term investments and 99% of cash equivalents are held at one broker.
                                    Accordingly, the Company is subject to
                                    credit risk if the broker is unable to repay the balance in the account or deliver the Company's securities. The Company manages this credit risk by only investing in high-quality money market instruments, municipal securities, and corporate issuers.

                                                       IVAX Diagnostics, Inc.
                                               (formerly b2bstores.com, Inc.)


                      Summary of Business and Significant Accounting Policies

================================================================================

Property, Plant and                 Property, plant and equipment of
Equipment                           discontinued operations were stated at the
                                    lower of cost or fair market value.
                                    Depreciation was computed using the
                                    straight-line method over the estimated
                                    useful lives of the assets, which range from two to five years. Amortization of leasehold improvements was provided for over the lesser of the term of the related lease or the estimated useful life of the improvement. Depreciation and amortization expense has been included in general and administrative expenses of discontinued operations.

                                    Net property, plant and equipment were
                                    written off as of December 1, 2000 when the Company shut down its website.

Fair Value of Financial             The carrying amounts of financial
Instruments                         instruments, including cash, marketable
                                    securities, accounts payable and accrued expenses approximated fair value as of December 31, 2000 because of the relatively short maturity of the instruments.

Use of Estimates                    The preparation of financial statements in
                                    conformity with generally accepted
                                    accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Revenue Recognition                 As of December 1, 2000, the Company
                                    discontinued all of its operations. Any
                                    future revenues will be determined by the management of the new entity and will not involve any of the former business plans.

                                    The nominal product sales from discontinued operations for the period from June 28, 1999 to December 31, 1999 and the year ended December 31, 2000 were recognized according to:

                                    o the structure of the contract negotiated with the individual vendor, and

                                                       IVAX Diagnostics, Inc.
                                               (formerly b2bstores.com, Inc.)


                      Summary of Business and Significant Accounting Policies

================================================================================

                                    o   the substantive nature of the risks of
                                        ownership incurred in connection with
                                        the sale and the shipment of the
                                        product.

                                    For product sales involving substantive risk of ownership, the Company recognized revenue at the gross transaction value on a 30-day delay basis.

Income Taxes                        The Company uses the liability method of
                                    accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income
                                    Taxes". Deferred income tax assets and
                                    liabilities are recognized based on the
                                    temporary differences between the financial statement and income tax bases of assets, liabilities and carryforwards using enacted tax rates. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

                                    The Company has net operating losses ("NOL") of approximately $8,200,000 which expire starting in 2019 and ending in 2020. The deferred tax asset resulting from this NOL has been offset with a valuation allowance. In conjunction with the Initial Public Offering (see Note 4) and the Merger Agreement (see Note 1), the Company's ability to utilize its loss carryforwards are limited.

Loss Per Share                      Basic loss per share is based on the average
                                    number of common shares outstanding for the period. Diluted loss per share is similar to basic loss per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares, such as options and warrants, had been issued. Dilutive potential common shares are excluded from the computation if their effect is antidilutive.

                                    All references in the financial statements with regard to the average number of shares of common stock and related per share amounts have been calculated giving retroactive effect to the stock split (see
                                    Note 4).

                                                       IVAX Diagnostics, Inc.
                                               (formerly b2bstores.com, Inc.)


                      Summary of Business and Significant Accounting Policies

================================================================================

Stock Based                         The Company accounts for its stock option
Compensation                        awards to employees under the intrinsic
                                    value based method of accounting prescribed by Accounting Principles Board Opinion No.
                                    25, "Accounting for Stock Issued to
                                    Employees". Under the intrinsic value based method, compensation cost is the excess, if any, of the fair market value of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company has made pro forma disclosures of net loss and loss per share as if the fair value based method of accounting had been applied, as required by SFAS No. 123, "Accounting for Stock-Based
                                    Compensation" in Note 4 of the financial statements.

Capitalized Software                In March 1998, the American Institute of
Costs                               Certified Public Accountants ("AICPA")
                                    issued Statement of Position No. 98-1,
                                    "Accounting for the Cost of Computer
                                    Software Developed or Obtained for Internal
                                    Use" ("SOP 98-1"). SOP 98-1 provides
                                    guidance over accounting for computer
                                    software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs.

                                    The Company capitalized certain incurred software development costs in connection with its discontinued operations. The costs associated with research and development of such technology were expensed as incurred. Software development costs incurred subsequent to establishing technological feasibility have been capitalized. Technological feasibility is established upon the completion of a detailed program design (in the absence of any high risk issues or uncertainties). Capitalized software costs were amortized over a period of two years until abandoned and written off. Maintenance costs incurred in connection with the software were expensed as incurred. These costs were included in net assets of discontinued operations on the balance sheet at December 31, 1999.

                                    As of December 1, 2000, the Company wrote off the unamortized portion of its capitalized software of approximately $1,550,000.

                                                       IVAX Diagnostics, Inc.
                                               (formerly b2bstores.com, Inc.)


                                                Notes to Financial Statements

================================================================================

1.   Merger                On November 21, 2000, b2bstores, IVAX Corporation, a
     Agreement             Florida corporation ("IVAX"), and IVAX Diagnostics,
                           Inc., a Florida corporation and a wholly-owned subsidiary of IVAX Corporation ("Diagnostics") entered into a definitive merger agreement, according to which Diagnostics would be merged with and into b2bstores (the "Merger"). On March 14, 2001, the shareholders of b2bstores approved the Merger and it became effective. The Company is the surviving corporation in the Merger. As a result, the Company automatically acquired all of Diagnostics' assets and assumed all of Diagnostics' liabilities and obligations. The Company has changed its name from b2bstores.com, Inc. to IVAX Diagnostics, Inc. and its trading symbol from BTBC on NASDAQ Exchange to IVD on the American Stock Exchange. As consideration for the Merger, the Company issued to IVAX 20 million shares of b2bstores common stock. At the time of closing of the Merger, the Company met or exceeded all minimum cash and equity standards established by the Merger
                           Agreement. The Company incurred approximately
                           $2,700,000 of charges and expenses related to the Merger including investment banking expenses, finders' fees, professional fees and other related charges including severance payments of approximately
                           $536,000 to certain of its officers. Of these expenses, approximately $600,000 was incurred in fiscal 2000, $500,000 during fiscal 2001 and, upon consummation of the Merger, an additional $1,600,000.
                           A lawsuit was filed by a shareholder of the Company to cease and/or reverse the finalization of the Merger. In the event this shareholder is successful in its attempt to void this agreement, the Company could be subject to a $1 million termination fee.
                           Additional costs relating to the outcome of certain litigation brought by a shareholder (see Note 6) may be incurred as a result of the Merger.

                                                       IVAX Diagnostics, Inc.
                                               (formerly b2bstores.com, Inc.)


                                                Notes to Financial Statements

================================================================================

2.   Discontinued          On December 1, 2000, the Company discontinued its
     Operations            operations resulting in a loss of $7,124,294 and
                           $708,938 from discontinued operations for the year ended December 31, 2000 and period from June 28, 1999 to December 31, 1999. In accordance with Accounting
                           Principles Board ("APB") Statement #30, "Reporting the Effects of the Disposal of a Segment of a Business," the prior year's financial statements have been restated to reflect such discontinuation. All assets and liabilities of the discontinued segment have been reflected as net liabilities of discontinued operations. The following table reflects the net assets and net liabilities:

                                                                            For the period from
                                                            Year ended        June 28, 1999 to
                                                            December 31,        December 31,
                                                               2000                 1999
                           ----------------------------------------------  ---------------------
                           Prepaid expenses and other        $       -           $  38,915
                             current assets
                           Deposits                             45,596              20,796
                           Property and equipment,
                             net                                     -             362,874
                           ----------------------------------------------  ---------------------
                           Assets from discontinued
                             operations                         45,596             422,585
                           ----------------------------------------------  ---------------------
                           Accounts payable                     61,804              72,129
                           Accrued expenses                     76,366              27,936
                           Deferred revenue                          -                 987
                           Due to principal
                             stockholder (a)                         -             824,836
                           ----------------------------------------------  ---------------------
                           Liabilities from
                             discontinued
                             operations                        138,170             925,888
                           ----------------------------------------------  ---------------------
                           Net liabilities from
                             discontinued
                             operations                      $ (92,574)          $(503,303)
                           ==============================================  =====================

                                                       IVAX Diagnostics, Inc.
                                               (formerly b2bstores.com, Inc.)


                                                Notes to Financial Statements

================================================================================

                         -------------
                           (a)      Due to Principal Stockholder

                                    At December 31, 1999, the Company had a
                                    promissory note payable to one stockholder which provided for borrowings of up to $1,000,000 with interest payable at 8% per annum due upon the earlier of (i) February 1, 2000 and (ii) the date the Company consummates an initial public offering ("IPO") of its equity securities yielding gross proceeds of at least $2,000,000. On January 20, 2000, this note was amended to provide for borrowings of up to $1,500,000 with interest payable at the rate of 8% per annum due upon earlier of (i) March 1, 2000 and (ii) the date an initial public offering of the Corporation is consummated. Subsequent to December 31, 1999, the Company subsequently increased its borrowings to approximately $1,400,000. The note was paid in full upon completion of the Company's IPO on February 15, 2000. This liability was incurred solely for costs related to the website as this stockholder paid vendors and other contractors attempting to develop the business.

                                                       IVAX Diagnostics, Inc.
                                               (formerly b2bstores.com, Inc.)


                                                Notes to Financial Statements

================================================================================

                                    Operating results from discontinued
                                    operations are as follows:

                                                                                             For the period
                                                                                              from June 28,
                                                                          Year ended            1999 to
                                                                         December 31,        December 31,
                                                                             2000                1999
                                     -----------------------------------------------------------------------
                                      Sales                               $   128,383          $   2,191
                                     -----------------------------------------------------------------------
                                      Operating expenses:
                                        Amortization of
                                           website development
                                           costs and other cost
                                           of sales                         1,212,328              3,495
                                        General and
                                           administrative                     857,442            629,538
                                        Fulfillment
                                           management                         371,860                  -
                                        Sales and marketing                 1,521,936             23,060
                                        Start-up costs                              -             55,036
                                        Technology                            649,465                  -
                                        Stock-based
                                           compensation
                                           relating to general
                                           and administrative
                                           activity                           540,798                  -
                                        Loss on sale of
                                           computer assets                     28,438                  -
                                        Write-off of capitalized
                                           software costs and
                                           other assets                     2,070,410                  -
                                     -----------------------------------------------------------------------
                                      Total operating expenses              7,252,677            711,129
                                     -----------------------------------------------------------------------
                                     Loss from discontinued
                                        operations                        $(7,124,294)         $(708,938)
                                     =======================================================================

                                                       IVAX Diagnostics, Inc.
                                               (formerly b2bstores.com, Inc.)


                                                Notes to Financial Statements

================================================================================

3.   Commitments           Employment Agreements

                           In August and November 1999, the Company entered into employment agreements with certain key employees. Certain of these agreements were terminated during the year as a result of the Company's reorganization; the remaining agreements provided for payments of approximately $350,000 during the year ended December 31, 2001. The Company has entered into a definitive Merger Agreement as described in Note 1. Payments of $536,000 and vesting of all options previously granted were made to terminate these remaining contracts.

                           As of February 15, 2000, certain key employees were granted stock options to purchase up to 1,000,000 shares of the Company's common stock at a price equal to 80% of the market price at the time of the IPO. Also, these employees were granted bonus stock options under the 1999 Performance Equity Plan (the "Plan") (see Note 7) to purchase up to 33,332 shares of common stock at a per share price equal to the last sales price of the Company's common stock on the last trading day prior to the date of grant. As a result of the Company's reorganization, options to purchase 300,000 of these shares are terminated, options for 159,896 shares will never become exercisable, options for 208,332 shares will remain exercisable through August 2001, options for 181,771 will be exercisable through October 2002 as they vest, and options for 183,333 shares will be exercisable for a period of 5 years from the Merger date. In connection with the issuance and vesting period of these options, the Company has recorded compensation expense based on the excess of the fair market value on the effective date and the exercise price of such options.

                           Lease Commitments

                           The Company leases office space for its corporate headquarters in Long Beach, California under an operating lease through August 2001.

                                                       IVAX Diagnostics, Inc.
                                               (formerly b2bstores.com, Inc.)


                                                Notes to Financial Statements

================================================================================

                           The minimum lease payments required under the noncancellable operating lease for the years subsequent to December 31, 2000 are $54,000.

                           Total rent expense for the year ended December 31, 2000 and the period from June 28, 1999 (inception) to December 31, 1999 was approximately $95,800 and $9,600, respectively.

4.   Capital               Capital Stock
     Transactions
                           On June 28, 1999, the Company's Board of Directors authorized capital stock consisting of 25,000,000 shares of common stock, $.01 par value per share, and 5,000,000 shares of preferred stock, $.01 par value per share.

                           Issuance of Common Stock

                           On June 29, 1999, the founding stockholders of the Company purchased 3,666,667 shares of common stock with an original par value of $27,500 for $11,000 in cash. The difference between the cash paid and the par value of the stock of $16,500, which represented the value of the web address b2bstores.com contributed by the principal stockholder, was recorded as a non-cash compensation charge to operations. In connection with the stock split of the Company's common stock referred to below the Company recorded an additional non-cash compensation charge to operations of approximately $9,000.

                           On August 23, 1999, the Company sold 333,333 shares of its common stock for $625,000 to certain investors including its Chairman of the Board and certain affiliates. In connection with the August 23, 1999 issuance, the Company recorded a non-cash compensation charge to operations of $1,875,000, representing the difference between the selling price of the stock and its estimated fair value. In connection with the stock split of the Company's common stock referred to below, the Company recorded an additional non-cash compensation charge to operations of approximately $1,000.

                                                       IVAX Diagnostics, Inc.
                                               (formerly b2bstores.com, Inc.)


                                                Notes to Financial Statements

================================================================================

                           On September 15, 1999, the Company issued an aggregate of 16,643 shares of common stock to consultants in connection with services rendered to the Company and 5,000 shares to directors. In connection with the issuance of such shares, the Company recorded a non-cash compensation charge to operations of $216,430, representing the fair value of the common stock issued.

                           Initial Public Offering

                           On February 15, 2000, the Company completed its initial public offering ("IPO") of 4,000,000 shares of its common stock at $8.00 per share. Net proceeds to the Company aggregated approximately $27.8 million (net of underwriters' commissions and offering expenses of $4.2 million).

                           Additionally, on March 29, 2000, the over-allotment option in the common stock offering was exercised in full, resulting in an additional issuance of 600,000 shares of common stock with net proceeds of approximately $4.3 million to the Company (net of underwriters' commissions and offering expenses of $500,000). The Company used approximately $1.4 million of the net proceeds of the IPO to repay in full the principal and interest due on a loan made by Enviro-Clean of America Inc., a principal stockholder of the Company.

                           The Company issued warrants to purchase up to 400,000 shares of common stock to the underwriters' representatives in connection with the IPO. As of December 31, 2000, 400,000 of these warrants remain outstanding.

                           Stock Splits

                           The Company's Board of Directors authorized a 4 for 3 split of its common stock in the form of a stock dividend, effective September 28, 1999. All shares and per-share amounts in the accompanying financial statements have been restated to give effect to the 4 for 3 stock split. The Company's Board of Directors also authorized a 0.93 for 1 reverse split of its common stock on January 20, 2000. The Board of Directors retracted the 0.93 for 1 reverse split on February 14, 2000 and this split was never given effect.

                                                       IVAX Diagnostics, Inc.
                                               (formerly b2bstores.com, Inc.)


                                                Notes to Financial Statements

================================================================================

                           Stock Options

                           The Company has an Employee Stock Option Plan whereby options to purchase an aggregate of 2,000,000 shares of common stock have been or remain to be issued to employees of the Company at prices not less than the fair market value of the common stock at the date of the grant. Both incentive and non-qualified options may be issued under the plan. The options are exercisable up to the fifth anniversary of the date of issuance.

                           SFAS No. 123 requires the Company to provide pro forma information regarding net income and earnings per share as if the compensation cost for the Company's stock option plan had been determined in accordance with the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: dividend yield of zero for the year; expected volatility of 159%; risk-free interest rate of 6-6-3/4%, and expected lives of one and a half to four years. Under the accounting provisions of SFAS No. 123, the Company's net loss and loss per share for the year ended December 31, 2000 would have been the pro forma amounts indicated below:

                           --------------------------------------------------------------------------------
                           Net loss:
                              As reported                                                   $ (8,633,381)
                              Pro forma                                                      (14,354,330)
                           Net loss:
                              Per common share - basic & diluted:
                                 As reported                                                      (1.08)
                                 Pro forma                                                        (1.80)
                           ================================================================================

                                                   Options outstanding             Options exercisable
                                           ----------------------------------------------------------------
                                                             Weighted
                                              Number         average     Weighted       Number     Weighted
                           Range of       outstanding at    remaining    average   exercisable at  average
                             exercise      December 31,   contract life  exercise    December 31,  exercise
                             prices            2000         (months)      price        2000         price
                           --------------------------------------------------------------------------------
                           $1.81 to $4.99     381,953         48.2        $2.72       300,000.0    $ 2.73
                           $5.00 to $9.99     981,500         28.3         6.80       463,562.5      2.16
                           $10.00 to
                             $11.50           331,000         21.6        11.09       100,000.0     11.50
                           --------------------------------------------------------------------------------
                                            1,694,453         31.4        $6.73       863,562.5    $ 3.44
                           ================================================================================

                                                       IVAX Diagnostics, Inc.
                                               (formerly b2bstores.com, Inc.)


                                                Notes to Financial Statements

================================================================================

                           Transactions under the stock option plan and individual non-qualified options not under the plan are summarized as follows:

                                                                                        Weighted
                                                                                         average
                                                                        Shares       exercise price
                           ------------------------------------------------------------------------
                           Shares under option at                              -              -
                             December 31, 1999:
                               Granted (at $1.81 to $11.50
                                  per share)                           2,385,882          $7.28
                               Cancelled (at $2.56 to
                                  $11.50 per share)                      691,429           8.66
                           ------------------------------------------------------------------------
                           Shares under option at
                             December 31, 2000 (at $1.81
                             to $11.50 per share)                      1,694,453           6.73
                           ========================================================================
                           Options exercisable at
                             December 31, 2000                           863,563          $3.44
                           ========================================================================
                           Weighted average fair value of
                             options granted during 2000                                  $7.50
                           ========================================================================

                           At December 31, 2000, 1,005,547 shares were available for grant.

                           1999 Performance Equity Plan

                           On September 30, 1999, the Board of Directors and stockholders approved the Plan. The Plan authorizes the granting of awards up to 2,000,000 shares of common stock to key employees, officers, directors and consultants. Awards consist of stock options (both nonqualified options and options intended to qualify as "Incentive" stock options under Section 422 of the Internal Revenue Code of 1986, as amended), registered stock awards, deferred stock awards, stock appreciation rights and other stock-based awards, as described in the Plan. As of December 31, 2000, 1,385,882 options were granted under the Plan.

                                                       IVAX Diagnostics, Inc.
                                               (formerly b2bstores.com, Inc.)


                                                Notes to Financial Statements

================================================================================

5.   Deferred Offering     During 2000 and 1999, the Company incurred costs of
     Costs                 $63,820 and $320,367, respectively, in connection
                           with the IPO. These deferred offering costs were charged to equity in 2000.

6.   Litigation            On March 2, 2001, the Company received notice that a
                           stockholder of the Company filed a lawsuit against the Company and two of its directors. The lawsuit alleges that the Company violated certain aspects of
                           Section 14(a) of the Securities Exchange Act of 1934, as amended, and that certain directors breached their fiduciary duties in connection with the Merger. The suit seeks the court's determination of declaratory relief as to whether (i) the proxy statement materials sent to shareholders should be considered null, void and unenforceable, (ii) the Merger, if accomplished based on the use of the proxy materials, should be set aside, and (iii) the termination fee of $1.0 million, as defined in the Merger Agreement, shall be found void. The directors and officers of the Company deny the allegations and intend to vigorously defend such claims, but the ultimate outcome of any such legal proceeding cannot be determined.

                                 EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
-----------       -----------
   23.1           Consent of BDO Seidman, L.L.P.