Form 10-Q
period 2001-03-31
IVAX DIAGNOSTICS INC
filed 2001-05-14
CIK 1095858

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                         Commission File Number 1-14798

                             IVAX DIAGNOSTICS, INC.

            Delaware                                              11-3500746
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


            2140 North Miami Avenue, Miami, Florida             33127
            ---------------------------------------------------------
            (Address of principal executive offices)       (Zip Code)

                                 (305) 324-2300
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  __X__    No _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         28,621,600 shares of Common Stock, $ .01 par value, outstanding as of April 30, 2001.

                             IVAX DIAGNOSTICS, INC.
                             ----------------------

                                      INDEX


PART I - FINANCIAL INFORMATION                                                               PAGE NO.
                                                                                             --------
     Item 1 - Financial Statements

              Consolidated Balance Sheets as of March 31, 2001
              and December 31, 2000                                                            2

              Consolidated Statements of Operations
              for the three months ended March 31, 2001 and 2000                               3

              Consolidated Statements of Cash Flows
              for the three months ended March 31, 2001 and 2000                               4

              Notes to Consolidated Financial Statements                                       5

     Item 2 - Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                           10

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk                      14


PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                                                15

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                     IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                          March 31,   December 31,
                                                                            2001         2000
                                                                         -----------  ------------
                                                                         (Unaudited)
                                 ASSETS

Current assets:
    Cash and cash equivalents                                             $ 24,740      $  1,263
    Accounts receivable, net of allowances for doubtful
       accounts of $2,083 in 2001 and $2,202 in 2000                         4,002         4,577
    Inventories                                                              2,504         2,694
    Other current assets                                                       235           643
                                                                          --------      --------
       Total current assets                                                 31,481         9,177

Property, plant and equipment, net                                           1,503         1,538
Goodwill, net                                                                7,075         7,106
Equipment on lease                                                             682           615
Other assets                                                                   795           224
Due from principal shareholder                                                 183          --
                                                                          --------      --------
       Total assets                                                       $ 41,719      $ 18,660
                                                                          --------      --------


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                      $    498      $    769
    Accrued income taxes payable                                               311            37
    Accrued expenses and other current liabilities                           2,062         2,342
                                                                          --------      --------
       Total current liabilities                                             2,871         3,148
                                                                          --------      --------

Due to principal shareholder                                                    --         7,962
                                                                          --------      --------

Other long-term liabilities                                                    318           332
                                                                          --------      --------

Commitments and contingencies (Note 9)

Shareholders' equity:
    Common stock, $0.01 par value, authorized 50,000 shares,
       issued and outstanding  28,622 shares in 2001 and 20,000 in 2000        286           200
    Capital in excess of par value                                          44,127        11,258
    Accumulated deficit                                                     (3,387)       (2,088)
    Accumulated other comprehensive loss                                    (2,496)       (2,152)
                                                                          --------      --------
       Total shareholders' equity                                           38,530         7,218
                                                                          --------      --------
       Total liabilities and shareholders' equity                         $ 41,719      $ 18,660
                                                                          ========      ========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                     IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


Three Months Ended March 31,                                         2001        2000
(In thousands, except per share data)                              --------    --------
Net  revenues                                                      $  3,287    $  3,922
Cost of sales                                                         1,401       1,672
                                                                   --------    --------
    Gross profit                                                      1,886       2,250
                                                                   --------    --------

Operating expenses:
    Selling                                                             767         651
    General and administrative                                        1,853         397
    Research and development                                            281         306
    Goodwill amortization                                                64          64
                                                                   --------    --------
    Total operating expenses                                          2,965       1,418
                                                                   --------    --------

    Income (loss) from operations                                    (1,079)        832

Other income (expense):
    Interest income                                                      79          33
    Interest expense - related party                                    (93)       (170)
    Other income, net                                                    62          28
                                                                   --------    --------
    Total other income (expense), net                                    48        (109)
                                                                   --------    --------

    Income (loss) from continuing operations before income taxes     (1,031)        723

Provision for income taxes                                              289         480
                                                                   --------    --------

Net income (loss)                                                  $ (1,320)   $    243
                                                                   ========    ========


Basic and diluted earnings (loss) per common share                 $   (.05)   $    .01
                                                                   ========    ========

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING:                                       28,622      20,000
                                                                   ========    ========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


Three Months Ended March 31,                                     2001        2000
(In thousands)                                                 --------    --------

Cash flows from operating activities:
    Net income (loss)                                          $ (1,320)   $    243
    Adjustments to reconcile net income (loss) to net cash
       flows from operating activities:
       Depreciation and amortization                                247         269
       Provision for losses on accounts receivable                   12          13
       Stock option compensation expense                          1,041          --
       Changes in operating assets and liabilities:
           Accounts receivable                                      311      (1,040)
           Inventories                                              101         131
           Other current assets                                    (196)        (26)
           Other assets                                             (20)         (1)
           Accounts payable and accrued expenses                   (155)      1,076
           Other long-term liabilities                                9          14
                                                               --------    --------
       Net cash flows from operating activities                      30         679
                                                               --------    --------

Cash flows from investing activities:
    Capital expenditures                                            (49)        (20)
    Acquisitions of equipment on lease                             (180)        (84)
                                                               --------    --------

    Net cash flows used in investing activities                    (229)       (104)
                                                               --------    --------

Cash flows from financing activities:
    Proceeds from sale of common stock                           22,255          --
    Change in balance due to IVAX                                 1,794         318
                                                               --------    --------
       Net cash flows from financing activities                  24,049         318
                                                               --------    --------


Effect of exchange rate changes on cash and cash equivalents       (373)       (630)
                                                               --------    --------
Net increase in cash and cash equivalents                        23,477         263
Cash and cash equivalents at the beginning of the year            1,263       4,218
                                                               --------    --------
Cash and cash equivalents at the end of the period             $ 24,740    $  4,481
                                                               ========    ========

Supplemental disclosures:
    Interest paid                                              $     --    $     --
                                                               ========    ========
    Income tax payments (refunds)                              $    (44)   $     11
                                                               ========    ========

Supplemental disclosure of non-cash activities:
    Contribution to capital of balance due to IVAX             $  9,660    $     --
                                                               ========    ========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands, except per share data)

(1) GENERAL:

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three months ended March 31, 2001 are not necessarily indicative of the results of operations and cash flows which may be reported for the remainder of 2001. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the IVAX Diagnostics, Inc. ("IVAX Diagnostics" or "the Company") Form 8-K filed March 29, 2001 for the year ended December 31, 2000.

(2) MERGER:

On March 14, 2001, b2bstores.com, Inc. ("b2bstores.com"), IVAX Corporation ("IVAX") and IVAX Diagnostics, a wholly-owned subsidiary of IVAX, consummated a merger (the "Merger") of IVAX Diagnostics into b2bstores.com pursuant to which all of the issued and outstanding shares of IVAX Diagnostics were converted into 20,000 shares of b2bstores.com stock and b2bstores.com's name was changed to IVAX Diagnostics, Inc. As a result of the Merger, all non-qualified stock options previously granted to employees of IVAX Diagnostics under the IVAX Diagnostics, Inc. 1999 Stock Option Plan were converted into non-qualified stock options to purchase 1,109 shares of the Company's common stock. As a result of this conversion, in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the total non-cash compensation cost was $2,378, of which $1,041 is reflected in general and administrative expense in the accompanying statement of operations, while the remaining cost will be expensed over the remaining vesting term of the options.

IVAX Diagnostics is engaged in the development, manufacture and marketing of diagnostic test kits, reagents and instruments. Prior to the Merger, b2bstores.com was formerly an internet business services company that was a non-operating public shell on the date of the Merger. Net assets of b2bstores.com on the date of Merger were $22,255, consisting primarily of cash of $22,285. Additionally, as a condition of the Merger, intercompany indebtedness of $9,660 existing between IVAX and IVAX Diagnostics was contributed to capital. For accounting purposes, the Merger was accounted for as a sale of stock for cash. Both companies' assets were carried forward at historical cost. The historical financial statements prior to the acquisition are those of the former IVAX Diagnostics with retroactive restatement of equity and earnings per share. Following the Merger, IVAX' 20,000 shares of IVAX Diagnostics represents approximately 70% of the issued and outstanding shares of IVAX Diagnostics.

(3) INVENTORIES:

Inventories consist of the following:

                                             March 31,   December 31,
                                                2001        2000
                                             --------    -----------

          Raw materials                       $ 1,196      $ 1,229
          Work-in-process                         339          309
          Finished goods                          969        1,156
                                              -------      -------
          Total inventories                   $ 2,504      $ 2,694
                                              =======      =======

(4) CONCENTRATION OF CREDIT RISK:

IVAX Diagnostics performs periodic credit evaluations of its customers' financial condition and provides allowances for doubtful accounts as required. One customer accounted for 19.4% and 40.8% of the Company's net accounts receivable as of March 31, 2001 and December 31, 2000, respectively. The same customer accounted for 42.6% and 47.9% of the Company's net revenues for three months ended March 31, 2001 and 2000, respectively. The customer and IVAX Diagnostics entered into a contract in April 1999, pursuant to which the customer agreed to purchase minimum levels of the Company's products during the three-year period beginning May 1, 1999.

Twice during 2000, the Company's largest customer suspended its purchases of the Company's products for several months while representatives of IVAX Diagnostics and the customer resolved certain product issues. On January 10, 2001, shipments to the Company's largest customer resumed. There can be no assurance that the customer will make additional purchases at the anticipated levels or within the anticipated time frame. The failure of the customer to do so would have a material adverse effect on the Company's business, operating results and financial condition.

(5) EARNINGS PER SHARE:

A reconciliation of the denominator of the basic and diluted earnings per share computation for income from continuing operations is as follows:

Three Months Ended March 31,                                  2001      2000
                                                            -------   -------

Basic and diluted weighted average shares outstanding        28,622    20,000

Not included in the calculation of diluted earnings per
    share because their impact is antidilutive:
    Stock options outstanding                                 2,775     1,109

(6) INCOME TAXES:

The provision for income taxes consists of the following:

Three Months Ended March 31,                                  2001      2000
                                                            -------   -------

         Current - Foreign                                  $   289   $   480
                                                            =======   =======

Through March 14, 2001, the Company reported its domestic income taxes as part of a consolidated group with IVAX. Effective March 14, 2001, as a result of the Merger described in Note 2, the Company will no longer be part of the consolidated income tax returns of IVAX. For financial statement purposes, the Company accounted for income taxes on a stand-alone basis as though the Company had filed its own income tax returns. The Company's income tax provisions for the three months ended March 31, 2001 and 2000 were different from the amount computed on the loss before provision for income taxes at the statutory rate of 35% primarily due to $1,041 of non-deductible stock option compensation expense in 2001 discussed in Note 2 and to the non-recognition of the benefits of domestic taxable losses of $557 and $566, respectively, which were utilized by IVAX.

As of March 31, 2001, the Company had no domestic deferred tax asset as domestic net operating losses generated prior to the Merger were utilized by IVAX. The foreign net deferred tax was $625 at March 31, 2001, and included in "Other assets" in the accompanying consolidated balance sheet. Realization of the net deferred tax asset is dependent upon generating sufficient future foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized.

(7) COMPREHENSIVE INCOME:

The components of IVAX Diagnostics' comprehensive loss are as follows:

Three Months Ended March 31,                     2001       2000
                                               -------    -------

    Net income (loss)                          $(1,320)   $   243
    Foreign currency translation adjustments      (343)      (470)
                                               -------    -------
    Comprehensive loss                         $(1,663)   $  (227)
                                               =======    =======

(8) SEGMENT INFORMATION:

The Company's management reviews financial information, allocates resources and manages its business by geographic region. The Domestic region, which includes corporate expenditures, contains IVAX Diagnostics' subsidiaries in the United States. The Italian region contains subsidiaries located in Italy. The information provided is based on internal reports and was developed and utilized by management for the sole purpose of tracking trends and changes in the results of the regions. The information, including the allocations of expense and overhead, was calculated based on a management approach and may not reflect the actual economic costs, contributions or results of operations of the regions as stand alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the regions might differ but the relative trends would, in management's view, likely not be materially impacted. The table below sets forth net revenue, income from operations and assets by region.

                                                       Domestic    Italian   Elimination   Total
                                                       --------    --------   --------    --------
March 31, 2001:
    External net sales                                 $  1,214    $  2,073   $   --      $  3,287
    Intercompany sales                                      177         118       (295)       --
                                                       --------    --------   --------    --------
    Net revenues                                       $  1,391    $  2,191   $   (295)   $  3,287
                                                       ========    ========   ========    ========

    Income (loss) from operations                      $ (1,577)   $    492   $      6    $ (1,079)
                                                       ========    ========   ========    ========

    Long-lived assets                                  $ 29,496    $ 12,264   $    (41)   $ 41,719
                                                       ========    ========   ========    ========

March 31, 2000:
    External net sales                                 $  1,085    $  2,837   $   --      $  3,922
    Intercompany sales                                      107         102       (209)       --
                                                       --------    --------   --------    --------
    Net revenues                                       $  1,192    $  2,939   $   (209)   $  3,922
                                                       ========    ========   ========    ========

    Income (loss) from operations                      $   (366)   $  1,160   $     38    $    832
                                                       ========    ========   ========    ========

    Long-lived assets                                  $  6,278    $ 16,075   $    (40)   $ 22,313
                                                       ========    ========   ========    ========

(9) COMMITMENTS AND CONTINGENCIES:

On March 2, 2001, b2bstores.com received notice that a shareholder of b2bstores.com filed a lawsuit against b2bstores.com and two of its directors. The lawsuit alleges that b2bstores.com violated certain aspects of Section 14(a) of the Securities Exchange Act of 1934, as amended, and that certain directors breached their fiduciary duties in connection with the Merger. The suit seeks the court's determination of declaratory relief as to whether (i) the proxy statement materials sent to shareholders shall be considered null, void and unenforceable, (ii) the Merger, if accomplished based on the use of the proxy materials, should be set aside, and (iii) the termination fee of $1.0 million, as defined in the merger agreement, shall be found void. The directors and officers of IVAX Diagnostics deny the allegations and intend to vigorously defend such claims, but the ultimate outcome of any such legal proceeding cannot be determined.

Additionally, the Company is involved in various legal claims, regulatory matters, trademark matters and other notices and demand proceedings arising in the ordinary course of business. While it is not feasible to predict or determine the outcome of these proceedings, in the opinion of management, based on a review with legal counsel, any losses resulting from such legal proceedings will not have a material adverse impact on the financial position, results of operations or cash flows of the Company.

(10) RELATED-PARTY TRANSACTIONS:

Included in the accompanying consolidated balance sheets as due to (from) principal shareholder are amounts due to (from) IVAX as follows:

                                                                        March 31,  December 31,
                                                                          2001        2000
                                                                        --------   -----------

     Advances from IVAX, unsecured and interest bearing                 $    --      $ 4,145
     Advances (to) from IVAX, unsecured and noninterest bearing            (183)       3,817
                                                                        -------      -------
                                                                        $  (183)     $ 7,962
                                                                        =======      =======

IVAX charges interest, which is included in the accompanying statement of operations, on the interest bearing advances at prime plus 1%, which ranged from 8.0% to 9.5 % from 2000 to 2001.

Prior to March 14, 2001, IVAX provided administration and funded health care claims on behalf of the Company and charged the Company a fee reflective of the cost of service. Additionally, IVAX provided certain legal, treasury, tax, insurance, payroll and human resource services to the Company for which no fee was charged to the Company. IVAX is continuing to provide certain services to the Company under a cost-plus service agreement.

(11) RECENTLY ISSUED ACCOUNTING STANDARDS:

Effective January 1, 2001, IVAX Diagnostics adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and 138, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The adoption of SFAS No. 133, as amended, did not have a material impact on the Company's financial position or results of operations as the Company had no derivative financial instruments during the first quarter of 2001.

(12) QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

The following table provides IVAX Diagnostics' income statements for the second, third and fourth quarters of 2000.

                                                                           2nd Qtr    3rd Qtr    4th Qtr
                                                                           -------    -------    -------
Net  revenues                                                              $ 2,718    $ 3,288    $ 1,865
Cost of sales                                                                1,298      1,430        980
                                                                           -------    -------    -------
    Gross profit                                                             1,420      1,858        885
                                                                           -------    -------    -------

Operating expenses:
    Selling                                                                    651        621        700
    General and administrative                                                 578        526        581
    Research and development                                                   350        312        323
    Goodwill amortization                                                       64         64         64
                                                                           -------    -------    -------
    Total operating expenses                                                 1,643      1,523      1,668
                                                                           -------    -------    -------

    Income (loss) from operations                                             (223)       335       (783)

Other income (expense):
    Interest income                                                             66         14         45
    Interest expense                                                          (160)      (102)       (93)
    Other income, net                                                          (21)        (6)      (119)
                                                                           -------    -------    -------
    Total other expense, net                                                  (115)       (94)      (167)
                                                                           -------    -------    -------

    Income (loss) from continuing operations before income taxes              (338)       241       (950)

Provision for income taxes                                                     187        372        491
                                                                           -------    -------    -------

Net loss                                                                   $  (525)   $  (131)   $(1,441)
                                                                           =======    =======    =======

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in Form 8-K filed March 29, 2001 for the year ended December 31, 2000 and the unaudited interim consolidated financial statements and the related notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. Except for the historical matters contained herein, statements made in this report are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, projections of revenues, income and cash flows, the Company's financing needs and plans for future operations. Investors are cautioned that forward-looking statements involve risks and uncertainties including, but not limited to, regulatory, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, prices, and other factors discussed elsewhere in this Report and the documents filed by the Company with the Securities and Exchange Commission. These factors may cause the Company's results to differ materially from the forward-looking statements made on this Report or otherwise by or on behalf of the Company.

                              Results of Operations

Three Months Ended March 31, 2001 Compared To The Three Months Ended March 31, 2000

Net Revenues and Gross Profit

Net revenue for the three months ended March 31, 2001 totaled $3.3 million, a decrease of $.6 million, or 16.2%, from the $3.9 million reported in the prior year comparable period. This decrease was comprised of a decrease of $.7 million in net revenue from Italian operations partially offset by an increase of $.2 million in net revenue from domestic operations. Net revenue from Italian operations totaled $2.2 million for the three months ended March 31, 2001, compared to $2.9 million in the three months ended March 31, 2000. The $.7 million decrease was primarily attributable to decreased sales volume of instrumentation products. Domestic operations generated net revenue of $1.4 million for the three months ended March 31, 2001, compared to $1.2 million for the three months ended March 31, 2000. The $.2 million, or 16.7%, increase was primarily due to volume increases in revenue from instrumentation placements. Gross profit for the three months ended March 31, 2001 decreased $.4 million, or 16.2% to $1.9 million (57.4% of net revenue) from $2.3 million (57.4% of net revenue) for the three months ended March 31, 2000. The decrease in gross profit was primarily attributable to a decrease in sales of instrumentation products.

Operating Expenses

Selling expenses were $.8 million (23.3% of net revenue) for the three months ended March 31, 2001 compared to $.7 million (16.6% of net revenue) for the three months ended March 31, 2000. The increase was primarily due to the effect of greater payroll costs related to increased instrument system placement efforts. General and administrative expenses totaled $1.9 million (56.4% of net revenue) in the three months ended March 31, 2001, an increase of $1.5 million, from $.4 million (10.1% of net revenue) in the three months ended March 31, 2000. The increase was primarily the result of the recognition of $1.0 million in stock option compensation expense from conversion of outstanding options under the Company's 1999 Stock Option Plan to a fair value plan as a result of the merger discussed below. The increase was also due to a partial reimbursement of legal fees received from a settlement of patent litigation in 2000, as well as an increase in legal fees incurred in 2001 associated with the completion of the merger. Research and development expenses totaled $.3 million in the three months ended March 31, 2001 and March 31,

2000, representing 8.5% and 7.8%, respectively, of net revenues. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

Other Income (Expense)

Interest income increased slightly to $.1 million in the three months ended March 31, 2001, due to interest earned as a result of cash received in the merger. Interest expense-related party amounted to $.1 million in the three months ended March 31, 2001 and $.2 million in the three months ended March 31, 2000, a decrease of $.1 million. The related party interest was incurred on intercompany advances from IVAX. As a result of the merger, intercompany advances from IVAX have been contributed to capital.

                                     Merger

On March 14, 2001, b2bstores.com, Inc. ("b2bstores.com"), IVAX Corporation ("IVAX") and IVAX Diagnostics, a wholly-owned subsidiary of IVAX, consummated a merger (the "Merger") of IVAX Diagnostics into b2bstores.com pursuant to which all of the issued and outstanding shares of IVAX Diagnostics were converted into 20 million shares of b2bstores.com stock and b2bstores.com's name was changed to IVAX Diagnostics, Inc. As a result of the Merger, all non-qualified stock options previously granted to employees of IVAX Diagnostics under the IVAX Diagnostics, Inc. 1999 Stock Option Plan were converted into non-qualified stock options to purchase 1.1 million shares of the Company's common stock. As a result of this conversion, in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the total non-cash compensation cost was $2.4 million, of which $1.0 million is reflected in general and administrative expense in the accompanying statement of operations, while the remaining cost will be expensed over the remaining vesting term of the options.

IVAX Diagnostics is engaged in the development, manufacture and marketing of diagnostic test kits, reagents and instruments. Prior to the Merger, b2bstores.com was formerly an internet business services company that was a non-operating public shell on the date of the Merger. Net assets of b2bstores.com on the date of Merger were $22.3 million, consisting primarily of cash of $22.3 million. Additionally, as a condition of the Merger, intercompany indebtedness of $9.7 million existing between IVAX and IVAX Diagnostics was contributed to capital. For accounting purposes, the Merger was accounted for as a sale of stock for cash. Both companies' assets were carried forward at historical cost. The historical financial statements prior to the acquisition are those of the former IVAX Diagnostics with retroactive restatement of equity and earnings per share. Following the Merger, IVAX' 20,000 shares of IVAX Diagnostics represents approximately 70% of the issued and outstanding shares of IVAX Diagnostics.

                         Liquidity and Capital Resources

At March 31, 2001, IVAX Diagnostics' working capital was $28.6 million, compared to $6.0 million at December 31, 2000. Cash and cash equivalents totaled $24.7 million at March 31, 2001, as compared to $1.3 million at December 31, 2000.

Cash flows from operating activities were approximately break even during the first quarter of 2001, compared to $.7 million during the first quarter of 2000. The decrease in cash provided by operating activities was primarily the result of reduced net income and an increase in cash utilized to pay accounts payable and accrued expenses, partially offset by an increase in cash received from accounts receivable collections.

Net cash flows of $.2 million were used in investing activities during the first quarter of 2001, as compared to $.1 million that was used during the same period of the prior year.

Net cash flows of $24.0 million were provided by financing activities during the first quarter of 2001, compared to $.3 million provided during the same period of the prior year, primarily due to cash of $22.3 million that was included in the net assets of b2bstores.com acquired in the Merger.

IVAX Diagnostics' product research and development expenditures are expected to be approximately $1.3 million during 2001, although actual expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. In addition, IVAX Diagnostics expects to spend approximately $.4 million in fiscal 2001 to improve and expand its equipment and facilities.

IVAX Diagnostics' principal source of short term liquidity is existing cash and cash equivalents received as a result of the completion of the Merger which IVAX Diagnostics believes will be sufficient to meet its operating needs and anticipated capital expenditures over the short term. For the long term, IVAX Diagnostics intends to utilize principally internally generated funds, which are anticipated to be derived primarily from the sale of existing diagnostic and instrumentation products and diagnostic and instrumentation products currently under development. There can be no assurance that IVAX Diagnostics will successfully complete products under development, that IVAX Diagnostics will be able to obtain regulatory approval for any such product, or that any approved product will be produced in commercial quantities and at reasonable costs, and be successfully marketed. IVAX Diagnostics may consider issuing debt or equity securities in the future to fund potential acquisitions and growth. On March 14, 2001, the Company's Board of Directors approved a plan to repurchase up to 1 million shares of the Company's common stock. No shares were repurchased under this plan, and on May 10, 2001, the plan was rescinded and is of no further force or effect.

                              Currency Fluctuations

For the three months ended March 31, 2001 and 2000, approximately 29.1% and 26.5%, respectively, of IVAX Diagnostics' net revenues were attributable to operations which principally generated revenues in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect the reported results of operations for IVAX Diagnostics. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. During the first quarters of 2001 and 2000, none of IVAX Diagnostics' subsidiaries were domiciled in highly inflationary environments. As a result of exchange rate differences, net revenues decreased by approximately $.2 million for the three months ended March 31, 2001, as compared to the same period of the prior year. The effects of inflation on consolidated net revenues and operating income were not significant.

                                  Income Taxes

IVAX Diagnostics recognized tax provision of $.3 million and $.5 million for the three months ended March 31, 2001 and 2000, respectively, which related to foreign operations. Through March 14, 2001, the Company reported its domestic income taxes as part of a consolidated group with IVAX. Effective March 14, 2001, as a result of the Merger, the Company will no longer be part of the consolidated income tax returns of IVAX. For financial statement purposes, the Company accounted for income taxes on a stand-alone basis as though the Company had filed its own income tax returns. The Company's income tax provisions for the three months ended March 31, 2001 and 2000 were different from the amount computed on the loss before provision for income taxes at the statutory rate of 35% primarily due to $1.0 million of non-deductible stock option compensation expense in 2001 discussed above and to the non-recognition of the benefits of domestic taxable losses of $557 and $566, respectively, which were utilized by IVAX.

As of March 31, 2001, the Company had no domestic deferred tax asset as domestic net operating losses generated prior to the Merger were utilized by IVAX. The foreign net deferred tax was $.6 million at March 31, 2001. Realization of the net deferred tax asset is dependent upon generating sufficient future foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. Management's estimates of future taxable income are subject to revision due to, among other things, regulatory and competitive factors affecting the industries in the markets in which IVAX Diagnostics operates.

                        Risk of Product Liability Claims

Developing, manufacturing and marketing diagnostic test kits, reagents and instruments subject IVAX Diagnostics to the risk of product liability claims. IVAX Diagnostics believes that it continues to maintain an adequate amount of product liability insurance, but there can be no assurance that its insurance will cover all existing and future claims. There can be no assurance that claims arising under any pending or future product liability cases, whether or not covered by insurance, will not have a material adverse effect on IVAX Diagnostics' business, results of operations or financial condition. IVAX Diagnostics' current products liability insurance is a "claims made" policy.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of IVAX Diagnostics. IVAX Diagnostics, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.

Foreign Currency Exchange Rate Risk - IVAX Diagnostics is exposed to exchange rate risk when its Italian subsidiary enters into transactions denominated in currencies other than its functional currency

Interest Rate Risk - IVAX Diagnostics does not have debt obligations. IVAX Diagnostics believes that its exposure to market risk relating to interest rate risk is not material.

Commodity Price Risk - IVAX Diagnostics does not believe it is subject to any material risk associated with commodity prices.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On March 2, 2001, b2bstores.com received notice that a shareholder of b2bstores.com filed a lawsuit against b2bstores.com and two of its directors. The lawsuit alleges that b2bstores.com violated certain aspects of Section 14(a) of the Securities Exchange Act of 1934, as amended, and that certain directors breached their fiduciary duties in connection with the Merger. The suit seeks the court's determination of declaratory relief as to whether (i) the proxy statement materials sent to shareholders shall be considered null, void and unenforceable, (ii) the Merger, if accomplished based on the use of the proxy materials, should be set aside, and (iii) the termination fee of $1.0 million, as defined in the merger agreement, shall be found void. The directors and officers of IVAX Diagnostics deny the allegations and intend to vigorously defend such claims, but the ultimate outcome of any such legal proceeding cannot be determined.

Additionally, the Company is involved in various legal claims, regulatory matters, trademark matters and other notices and demand proceedings arising in the ordinary course of business. While it is not feasible to predict or determine the outcome of these proceedings, in the opinion of management, based on a review with legal counsel, any losses resulting from such legal proceedings will not have a material adverse impact on the financial position, results of operations or cash flows of the Company.

Item 6 - Exhibits and Reports on Form 8-K

(b)    Reports on Form 8-K

       On March 29, 2001, IVAX Diagnostics f/k/a b2bstores.com filed a report dated March 14, 2001, under Item 1 - Change of Control and Item 2 - Acquisition or Disposition of Assets on Form 8-K reporting the Merger of IVAX Diagnostics and b2bstores.com.

       On April 9, 2001, IVAX Diagnostics filed a report dated April 2, 2001 under Item 4 - Change in Independent Certified Public Accountant reporting that it had engaged Arthur Andersen LLP as its independent certified public accountant.

                                   Signatures
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                IVAX Diagnostics, Inc.


Date:  May 14, 2001                         By: /s/ Mark Deutsch
                                                -----------------------
                                                Mark Deutsch
                                                Vice President-Finance
                                                Chief Financial Officer