Form 10-Q
period 2001-06-30
IVAX DIAGNOSTICS INC
filed 2001-08-14
CIK 1095858

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001


                        Commission File Number 1-14798


                            IVAX DIAGNOSTICS, INC.


           Delaware                                             11- 3500746
-------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


      2140 North Miami Avenue, Miami, Florida                  33127
      ---------------------------------------------------------------
      (Address of principal executive offices)                (Zip Code)

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

                         Yes   X           No _______
                             -----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     28,621,600 shares of Common Stock, $ .01 par value, outstanding as of July 31, 2001.

                            IVAX DIAGNOSTICS, INC.
                            ----------------------

                                     INDEX

PART I - FINANCIAL INFORMATION                                       PAGE NO.
                                                                     -------

  Item 1 - Financial Statements

           Consolidated Balance Sheets as of June 30, 2001
           and December 31, 2000                                        2

           Consolidated Statements of Operations for the
           three and six months ended June 30, 2001 and 2000            3

           Consolidated Statements of Cash Flows
           for the six months ended June 30, 2001 and 2000              4

           Notes to Consolidated Financial Statements                   5

  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         11

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk  17

PART II - OTHER INFORMATION

  Item 6 - Exhibits and Reports on Form 8-K                            18

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                    IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                                        June 30,        December 31,
                                                                                          2001              2000
                                                                                       ---------        ----------
                                                                                       (Unaudited)
                                    ASSETS
                                    ------

Current assets:
   Cash and cash equivalents                                                           $      24,436    $      1,263
   Accounts receivable, net of allowances for doubtful
     accounts of $1,995 in 2001 and $2,202 in 2000                                             3,898           4,577
   Inventories                                                                                 2,495           2,694
   Other current assets                                                                          811             643
                                                                                       -------------    ------------
     Total current assets                                                                     31,640           9,177

Property, plant and equipment, net                                                             1,488           1,538
Goodwill, net                                                                                  7,026           7,106
Equipment on lease                                                                               769             615
Other assets                                                                                     158             224
                                                                                       -------------    ------------
     Total assets                                                                      $      41,081    $     18,660
                                                                                       =============    ============


           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                    $         742    $        769
   Accrued expenses and other current liabilities                                              1,780           2,379
                                                                                       -------------    ------------
     Total current liabilities                                                                 2,522           3,148
                                                                                       -------------    ------------

Due to principal shareholder                                                                       -           7,962
                                                                                       -------------    ------------

Other long-term liabilities                                                                      327             332
                                                                                       -------------    ------------

Commitments and contingencies (Note 9)

Shareholders' equity:
   Common stock, $0.01 par value, authorized 50,000 shares,
     Issued and outstanding  28,622 shares in 2001 and 20,000 in 2000                            286             200
   Capital in excess of par value                                                             44,197          11,258
   Accumulated deficit                                                                        (3,607)         (2,088)
   Accumulated other comprehensive loss                                                       (2,644)         (2,152)
                                                                                       -------------    ------------
     Total shareholders' equity                                                               38,232           7,218
                                                                                       -------------    ------------
     Total liabilities and shareholders' equity                                        $      41,081    $     18,660
                                                                                       =============    ============


The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                   IVAX  DIAGNOSTICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


Period Ended June 30,                                                  Three months                     Six months
(In thousands, except per share data)                              2001            2000           2001              2000
                                                                 -------         -------         -------           -------

Net  revenues                                                    $ 2,850         $ 2,718         $ 6,137           $ 6,640
Cost of sales                                                      1,264           1,298           2,665             2,970
                                                                 -------         -------         -------           -------
  Gross profit                                                     1,586           1,420           3,472             3,670
                                                                 -------         -------         -------           -------

Operating expenses:
  Selling                                                            738             651           1,505             1,302
  General and administrative                                         819             578           2,672               975
  Research and development                                           328             350             609               656
  Goodwill amortization                                               63              64             127               128
                                                                 -------         -------         -------           -------
  Total operating expenses                                         1,948           1,643           4,913             3,061
                                                                 -------         -------         -------           -------

 Income (loss) from operations                                      (362)           (223)         (1,441)              609
                                                                 -------         -------         -------           -------

Other income (expense):
  Interest income                                                    276              66             355                98
  Interest expense - related party                                     -            (160)            (93)             (330)
  Other income, net                                                   12             (21)             74                 8
                                                                 -------         -------         -------           -------
  Total other income (expense), net                                  288            (115)            336              (224)
                                                                 -------         -------         -------           -------

  Income (loss) from continuing operations before
   income taxes                                                      (74)           (338)         (1,105)              385

Provision for income taxes                                           125             187             414               668
                                                                 -------         -------         -------           -------

Net loss                                                         $  (199)        $  (525)        $(1,519)          $  (283)
                                                                 =======         =======         =======           =======


Basic and diluted loss per common share                          $  (.01)        $  (.03)        $  (.05)          $  (.01)
                                                                 =======         =======         =======           =======

BASIC AND DILUTED WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES
  OUTSTANDING:                                                    28,622          20,000          28,622            20,000
                                                                 =======         =======         =======           =======



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

Six months Ended June 30,                                                                               2001             2000
                                                                                                     -------          -------
(In thousands)
Cash flows from operating activities:
 Net loss                                                                                            $(1,519)         $  (283)
 Adjustments to reconcile net loss to net cash
     flows from operating activities:
     Depreciation and amortization                                                                       509              530
     Provision for losses on accounts receivable                                                          25               23
     Stock option compensation expense                                                                 1,189                -
     Changes in operating assets and liabilities:
        Accounts receivable                                                                              273             (342)
        Inventories                                                                                       67              108
        Other current assets                                                                            (175)             (35)
        Other assets                                                                                     (21)              (1)
        Accounts payable and accrued expenses                                                           (477)             875
        Other long-term liabilities                                                                       28               33
                                                                                                     -------          -------
     Net cash flows (used in) provided by operating activities                                          (101)             908
                                                                                                     -------          -------

Cash flows from investing activities:
 Capital expenditures                                                                                   (117)             (78)
 Acquisitions of equipment on lease                                                                     (375)            (160)
                                                                                                     -------          -------

  Net cash flows used in investing activities                                                           (492)            (238)
                                                                                                     -------          -------

Cash flows from financing activities:
 Proceeds from sale of common stock                                                                   22,255                -
 Funds received from (paid to) principal shareholder                                                   1,899           (2,234)
                                                                                                     -------          -------
     Net cash flows (used in) provided by financing activities                                        24,154           (2,234)
                                                                                                     -------          -------


Effect of exchange rate changes on cash and cash equivalents                                            (388)            (700)
                                                                                                     -------          -------
Net increase in cash and cash equivalents                                                             23,173           (2,264)
Cash and cash equivalents at the beginning of the year                                                 1,263            4,218
                                                                                                     -------          -------
Cash and cash equivalents at the end of the period                                                   $24,436          $ 1,954
                                                                                                     =======          =======

Supplemental disclosures:
 Interest paid                                                                                       $     -          $     -
                                                                                                     =======          =======
 Income tax payments                                                                                 $   640          $    31
                                                                                                     =======          =======

Supplemental disclosure of non-cash activities:
 Contribution to capital of balance due to principal shareholder                                     $ 9,581          $     -
                                                                                                     =======          =======



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                     (In thousands, except per share data)

(1) GENERAL:
-----------

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the six months ended June 30, 2001 are not necessarily indicative of the results of operations and cash flows which may be reported for the remainder of 2001. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the IVAX Diagnostics, Inc. ("IVAX Diagnostics" or "the Company") Form 8-K filed March 29, 2001 for the year ended December 31, 2000.

(2) MERGER:
----------

On March 14, 2001, b2bstores.com, Inc. ("b2bstores.com"), IVAX Corporation ("IVAX") and IVAX Diagnostics, a wholly-owned subsidiary of IVAX, consummated a merger (the "Merger") of IVAX Diagnostics into b2bstores.com. pursuant to which all of the issued and outstanding shares of IVAX Diagnostics were converted into 20,000 shares of b2bstores.com stock and b2bstores.com's name was changed to IVAX Diagnostics, Inc. As a result of the Merger, all non-qualified stock options previously granted to employees of IVAX Diagnostics under the IVAX Diagnostics, Inc. 1999 Stock Option Plan were converted into non-qualified stock options to purchase 1,109 shares of the Company's common stock. As a result of this conversion, in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the total non-cash compensation cost was $2,378. Of this amount, $149 and $1,189 was recorded in general and administrative expense in the accompanying statement of operations for the three and six months ended June 30, 2001, respectively. The remaining cost will be expensed over the remaining two year vesting term of the options.

IVAX Diagnostics is engaged in the development, manufacture and marketing of diagnostic test kits, reagents and instruments. Prior to the Merger, b2bstores.com was formerly an internet business services company that was a non-operating public shell on the date of the Merger. Net assets of b2bstores.com on the date of Merger were $22,255, consisting primarily of cash of $22,285. Additionally, as a condition of the Merger, intercompany indebtedness of $9,581 existing between IVAX and IVAX Diagnostics was contributed to capital. For accounting purposes, the Merger was accounted for as sale of stock for cash.
The historical financial statements prior to the acquisition are those of the former IVAX Diagnostics with retroactive restatement of equity and earnings per share. Following the Merger, IVAX' 20,000 shares of IVAX Diagnostics represents approximately 70% of the issued and outstanding shares of IVAX Diagnostics.

(3) INVENTORIES:
---------------

Inventories consist of the following:

                                                   June 30,    December 31,
                                                     2001          2000
                                                    ------     -----------

          Raw materials                             $1,130         $1,229
          Work-in-process                              403            309
          Finished goods                               962          1,156
                                                    ------         ------
               Total inventories                    $2,495         $2,694
                                                    ======         ======

(4)   CONCENTRATION OF CREDIT RISK:
-------------------------------------

IVAX Diagnostics performs periodic credit evaluations of its customers' financial condition and provides allowances for doubtful accounts as required. One customer accounted for 21.1% of the Company's net accounts receivable as of June 30, 2001 and 40.8% of net accounts receivable as of December 31, 2000. The same customer accounted for, respectively, 37.5% and 41.0% of the Company's net revenues for six months ended June 30, 2001 and 2000 as well as 31.9% and 32.8% of the Company's net revenues for the three months ended June 30, 2001 and 2000, respectively. The customer and IVAX Diagnostics entered into a contract in April 1999, pursuant to which the customer agreed to purchase minimum levels of the Company's products during the three-year period beginning May 1, 1999.

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

(5)  EARNINGS PER SHARE:
-----------------------

A reconciliation of the denominator of the basic and diluted earnings per share computation for income from continuing operations is as follows:

Period Ended June 30,                                                 Three Months                  Six Months
                                                                   2001          2000           2001         2000
                                                                  ------        ------         ------       ------
Basic and diluted weighted average shares
 outstanding                                                      28,622        20,000         28,622       20,000

Not included in the calculation of diluted earnings
 per share because their impact is antidilutive:
 Stock options outstanding                                         2,780         1,109          2,780        1,109

(6) INCOME TAXES:
----------------

The provision for income taxes consists of the following:

Period Ended June 30,                                                    Three months                 Six months
                                                                     2001          2000           2001          2000
                                                                 ------        ------         ------        ------

     Current - Foreign                                            $ 125          $ 187          $ 414          $ 668
                                                                  =====          =====          =====          =====

Through March 14, 2001, the Company reported its domestic income taxes as part of a consolidated group with IVAX. All domestic taxable losses generated prior to that date were utilized by IVAX. Effective March 14, 2001, as a result of the Merger described in Note 2, the Company is no longer included in the consolidated income tax returns of IVAX. Through March 14, 2001, the Company accounted for income taxes on a stand-alone basis as though the Company had filed its own income tax returns. The Company's income tax provisions for the three months ended June 30, 2001 and 2000 were different from the amount computed on the loss before provision for income taxes at the statutory rate of 35% primarily due to $148 of non-deductible stock option compensation expense in 2001 discussed in Note 2 and the non-recognition of the benefits of domestic taxable losses of $219 and $717, respectively. For the six months ended June 30, 2001 and 2000, the Company's provision was different from the amount computed on the loss before provision for income taxes at the statutory rate of 35% primarily due to $1,189 of non-deductible stock option compensation expense in 2001 discussed in Note 2 and the non-recognition of the benefits of domestic taxable losses of $776 and $1,283, respectively

As of June 30, 2001, the Company had no net domestic deferred tax asset as domestic net operating losses generated prior to the Merger were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets generated subsequent to March 14, 2001. The foreign net deferred tax was $597 at June 30, 2001, and included in "Other current assets" in the accompanying consolidated balance sheet. Realization of the net deferred tax asset is dependent upon generating sufficient future foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized.

(7) COMPREHENSIVE INCOME:
------------------------

The components of IVAX Diagnostics' comprehensive loss are as follows:

Period Ended June 30,                                            Three months                Six months
                                                               2001        2000           2001         2000
                                                              ------      ------        --------      ------
     Net loss                                                 $(199)      $(525)        $(1,519)      $(283)
     Foreign currency translation adjustments                  (149)        (84)           (492)       (554)
                                                              -----       -----         -------       -----
     Comprehensive loss                                       $(348)      $(609)        $(2,011)      $(837)
                                                              =====       =====         =======       =====

(8)   SEGMENT INFORMATION:
-------------------------

The Company's management reviews financial information, allocates resources and manages its business by geographic region. The Domestic region, which includes corporate expenditures, contains IVAX Diagnostics' subsidiaries in the United States. The Italian region contains subsidiaries located in Italy. The information provided is based on internal reports and was developed and utilized by management for the sole purpose of tracking trends and changes in the results of the regions. The information, including the allocations of expense and overhead, was calculated based on a management approach and may not reflect the actual economic costs, contributions or results of operations of the regions as stand alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the regions might differ but the relative trends would, in management's view, likely not be materially impacted. The tables below sets forth net revenue, income from operations and assets by region.

Revenues by Region
Period Ended June 30,                         Three months            Six months

                                              2001        2000        2001        2000
                                             ------     -------     -------     -------
Domestic
     External net revenues                   $1,099      $  997     $ 2,313     $ 2,082
     Intercompany revenues                      202         189         378         296
                                             ------      ------     -------     -------
                                             $1,301      $1,186     $ 2,691     $ 2,378
                                             ------      ------     -------     -------
Italian
     External net revenues                   $1,750      $1,721     $ 3,824     $ 4,558
     Intercompany revenues                      157          75         276         177
                                             ------      ------     -------     -------
                                             $1,907      $1,796     $ 4,100     $ 4,735
                                             ------      ------     -------     -------

     Elimination                               (358)       (264)       (654)       (473)
                                             ------      ------     -------     -------
Consolidated net revenues                    $2,850      $2,718     $ 6,137     $ 6,640
                                             ======      ======     =======     =======


Income from Operations by Region
Period Ended June 30,                           Three months             Six months
                                               2001        2000       2001        2000
                                             -------     -------    --------    --------
Domestic                                     $ (621)     $ (675)    $(2,198)    $(1,041)
Italian                                         260         454         752       1,614
Elimination                                      (1)         (2)          5          36
                                             ------      ------     -------     -------
Income (loss) from operations                $ (362)     $ (223)    $(1,441)    $   609
                                             ======      ======     =======     =======

                                                                          June 30,
Total Assets                                                          2001       2000
                                                                    -------     -------
Domestic                                                            $28,971     $ 6,094
Italian                                                              12,166      12,938
Elimination                                                             (56)        (41)
                                                                    -------     -------
Total assets                                                        $41,081     $18,991
                                                                    =======     =======


(9)   COMMITMENTS AND CONTINGENCIES:
-----------------------------------

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

(10)  RELATED-PARTY TRANSACTIONS:
--------------------------------

Included in the accompanying consolidated balance sheets as due to principal shareholder are amounts due to IVAX as follows:

                                                                      June 30,     December 31,
                                                                        2001           2000
                                                                      --------     ------------
  Advances from IVAX, unsecured and interest bearing                  $      -        $  4,145
  Advances from IVAX, unsecured and noninterest bearing                      -           3,817
                                                                      --------        --------
                                                                      $      -        $  7,962
                                                                      ========        ========

IVAX charged interest, which is included in the accompanying statement of operations, on the interest bearing advances made prior to March 14, 2001 at prime plus 1%, which ranged from 8.0% to 9.5% from 2000 to 2001.

Prior to March 14, 2001, IVAX provided administration and funded health care claims on behalf of the Company and charged the Company a fee reflective of the cost of service. Additionally, IVAX provided certain legal, treasury, tax, insurance, payroll and human resource services to the Company for which no fee was charged to the Company. IVAX is continuing to provide certain services to the Company under a cost-plus service agreement. No material payments were made during the period after March 14, 2001.



(11) RECENTLY ISSUED ACCOUNTING STANDARDS:
-----------------------------------------

Effective January 1, 2001, IVAX Diagnostics adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and 138, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The adoption of SFAS No. 133, as amended, did not have a material impact on the Company's financial position or results of operations as the Company had no derivative financial instruments during the first six months of 2001.

Effective July 1, 2001, IVAX adopted SFAS 141, Business Combinations which addresses the financial accounting and reporting for business combinations. It supersedes APB Opinion No. 16, Business Combinations and SFAS 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises. All business combinations under the scope of this statement must be accounted for using the purchase method of accounting. This statement applies to all business combinations initiated after June 30, 2001. Management believes that adoption of SFAS 141 will not have a material impact on the company's financial condition or statement of operations.

SFAS 142, Goodwill and Other Intangible Assets addresses financial accounting and reporting for acquired goodwill and other intangibles assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses accounting for intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) upon acquisition. It also addresses accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. Intangible assets that have indefinite lives and goodwill will no longer be amortized, but rather they must be tested at least annually for impairment using fair values. Intangible assets that have finite useful lives will be amortized over their useful lives. The statement is effective in fiscal years beginning after December 15, 2001; except that goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of this statement. Amortization of goodwill acquired prior to June 30, 2001 will cease. This will increase net income by approximately $64 per quarter, or $256 per year. However, Management is unable to estimate the extent of impairment, if any, of intangible assets with indefinite lives and goodwill, that may need to be recorded in 2002 or future years.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in Form 8-K filed March 29, 2001 for the year ended December 31, 2000 and the unaudited interim consolidated financial statements and the related notes to unaudited interim consolidated financial
statements included in Item 1 of this Quarterly Report on Form 10-Q.   Except
for the historical matters contained herein, statements made in this report are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, projections of revenues, income and cash flows, the Company's financing needs and plans for future operations. Investors are cautioned that forward-looking statements involve risks and uncertainties including, but not limited to, regulatory, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, prices, and other factors discussed elsewhere in this Report and the documents filed by the Company with the Securities and Exchange Commission. These factors may cause the Company's results to differ materially from the forward-looking statements made on this Report or otherwise by or on behalf of the Company.

                             Results of Operations

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

Net Revenues and Gross Profit

Net revenue for the six months ended June 30, 2001 totaled $6,137,000, a decrease of $503,000 or 7.6%, from the $6,640,000 reported in the prior year comparable period. This decrease was comprised of a decrease of $734,000 in external net revenue from Italian operations partially offset by an increase in external net revenue of $231,000 from domestic operations. External net revenue from Italian operations totaled $3,824,000 for the six months ended June 30, 2001, compared to $4,558,000 in the six months ended June 30, 2000. This 16.1% decrease was primarily attributable to decreased sales volume of instrumentation products. External domestic operations generated net revenue of $2,313,000 for the six months ended June 30, 2001, compared to $2,082,000 for the six months ended June 30, 2000. The $231,000, or 11.1% increase, was primarily due to volume increases in revenue from instrumentation placements partially offset by decreased volume of raw material antigen sales. Gross profit for the six months ended June 30, 2001 decreased $198,000, or 5.4%, to $3,472,000 (56.6% of net revenue) from $3,670,000 (55.3% of net revenue) for the six months ended June 30, 2000. The decrease in gross profit was primarily attributable to decreased revenue from sales of instrumentation products. The increase in gross profit as a percentage of net revenue of 1.3% was primarily due to improved manufacturing efficiencies achieved due to volume increases in revenue from domestic instrument placements partially offset by the lower revenue from the relatively higher gross profit sales of instrumentation products.

Operating Expenses

Selling expenses were $1,505,000 (24.5% of net revenue) for the six months ended June 30, 2001 compared to $1,302,000 (19.6% of net revenue) for the six months ended June 30, 2000. The increase was primarily due to the effect of greater payroll costs related to increased instrument system sales efforts. General and administrative expenses totaled $2,672,000 (43.5% of net revenue) in the six months ended June 30, 2001, an increase of $1,697,000, from $975,000 (14.7% of net revenue) in the six months ended June 30, 2000. The increase was primarily the result of the recognition of $1,189,000 in stock option compensation expense from the conversion of outstanding options under the Company's 1999 Stock Option

Plan to non-qualified stock options as a result of the merger discussed below. The increase was also due to a partial reimbursement of legal fees received from a settlement of patent litigation in 2000, as well as an increase in legal fees incurred in 2001 associated with the completion of the merger. Research and development expenses totaled $609,000 in the six months ended June 30, 2001 compared to $656,000 in the six months ended June 30, 2000, representing 9.9% of net revenues in both periods. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

Other Income (Expense)

Interest income increased to $355,000 in the six months ended June 30, 2001 from $98,000 in the six months ended June 30, 2000 due to interest earned as a result of cash received in the merger. Interest expense-related party amounted to $93,000 in the six months ended June 30, 2001 and $330,000 in the six months ended June 30, 2000, a decrease of $237,000. The related party interest was incurred on intercompany advances from IVAX. As a result of the merger, intercompany advances from IVAX have been contributed to capital.


Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30,
2000

Net Revenues and Gross Profit

Net revenue for the three months ended June 30, 2001 increased $132,000, or 4.9%, to $2,850,000 from $2,718,000 reported in the prior year comparable period. This increase was comprised of an increase of $102,000 in external net revenue from domestic operations and an increase in Italian external net revenues of $29,000. External net revenue from Italian operations totaled $1,750,000 for the three months ended June 30, 2001, compared to $1,721,000 in the three months ended June 30, 2000. The increase was primarily attributable to increased sales volume of instrumentation products partially offset by reduced revenues in non-core product lines. Domestic operations generated external net revenue of $1,099,000 for the three months ended June 30, 2001, compared to $997,000 for the three months ended June 30, 2000. The $102,000, or 10.2%, increase was primarily due to volume increases in revenue from instrumentation placements partially offset by decreased volume of raw material antigen sales. Gross profit for the three months ended June 30, 2001 increased $166,000, or 11.7%, to $1,586,000 (55.6% of net revenue) from $1,420,000 (52.2% of net revenue) for the three months ended June 30, 2000. The increase in gross profit as a percentage of net revenue of 3.4% was primarily due to improved manufacturing efficiencies as a result of volume increases in revenue from domestic instrument placements.

Operating Expenses

Selling expenses were $738,000 (25.9% of net revenue) for the three months ended June 30, 2001 compared to $651,000 (24.0% of net revenue) for the three months ended June 30, 2000. The increase was primarily due to the effect of greater payroll costs related to increased instrument system placement efforts. General and administrative expenses totaled $819,000 (28.7% of net revenue) in the three months ended June 30, 2001, an increase of $241,000 from $578,000 (21.3% of net revenue) in the three months ended June 30, 2000. The increase was primarily the result of the recognition of $149,000 in stock option compensation expense from the conversion of outstanding options under the Company's 1999 Stock Option Plan to non-qualified stock options as a result of the merger discussed below. Research and development expenses totaled $328,000 in the three months ended June 30, 2001 compared to $350,000 in the three months ended June 30, 2000, representing 11.5% and 12.9%, respectively, of net revenues. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

Other Income (Expense)

Interest income increased to $276,000 in the three months ended June 30, 2001 from $66,000 in the three months ended June 30, 2000 due to interest earned as a result of cash received in the merger. Interest expense-related party expenses were not incurred in the three months ended June 30, 2001 compared to $160,000 in the three months ended June 30, 2000. The related party interest was incurred on intercompany advances from IVAX. As a result of the merger, intercompany advances from IVAX have been contributed to capital.

                     Recently Issued Accounting Standards

Effective January 1, 2001, IVAX Diagnostics adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and 138, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The adoption of SFAS No. 133, as amended, did not have a material impact on the Company's financial position or results of operations as the Company had no derivative financial instruments during the first six months of 2001.

Effective July 1, 2001, IVAX adopted SFAS 141, Business Combinations which addresses the financial accounting and reporting for business combinations. It supersedes APB Opinion No. 16, Business Combinations and SFAS 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises. All business combinations under the scope of this statement must be accounted for using the purchase method of accounting. This statement applies to all business combinations initiated and accounted for after June 30, 2001. Management believes that adoption of SFAS 141 will not have a material impact on the company's financial condition or statement of operations.

SFAS 142, Goodwill and Other Intangible Assets addresses financial accounting and reporting for acquired goodwill and other intangibles assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses accounting for intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) upon acquisition. It also addresses accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. Intangible assets that have indefinite lives and goodwill will no longer be amortized, but rather they must be tested at least annually for impairment using fair values. Intangible assets that have finite useful lives will be amortized over their useful lives. The statement is effective in fiscal years beginning after December 15, 2001; except that goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of this statement. Amortization of goodwill acquired prior to June 30, 2001 will cease. This will increase net income by approximately $64 per quarter, or $256 per year. However, Management is unable to estimate the extent of impairment, if any, of intangible assets with indefinite lives and goodwill, that may need to be recorded in 2002 or future years.

                                    Merger

On March 14, 2001, b2bstores.com, Inc. ("b2bstores.com"), IVAX Corporation ("IVAX") and IVAX Diagnostics, a wholly-owned subsidiary of IVAX, consummated a merger (the "Merger") of IVAX Diagnostics into b2bstores.com. pursuant to which all of the issued and outstanding shares of IVAX Diagnostics were converted into 20 million shares of b2bstores.com stock and b2bstores.com's name was changed to IVAX Diagnostics, Inc. As a result of the Merger, all non-qualified stock options previously granted to employees of IVAX Diagnostics under the IVAX Diagnostics, Inc. 1999 Stock Option Plan were converted into non-qualified stock options to purchase 1.1 million shares of the Company's common stock. As a result of this conversion, in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the total non-cash compensation cost was $2.4 million. Of this amount, $0.1 million and $1.2 million are reflected in general and administrative expense in the accompanying statement of operations for the three and six months ended June 30, 2001, respectively. The remaining cost will be expensed over the remaining vesting term of the options.

IVAX Diagnostics is engaged in the development, manufacture and marketing of diagnostic test kits, reagents and instruments. Prior to the Merger, b2bstores.com was formerly an internet business services company that was a non-operating public shell on the date of the Merger. Net assets of b2bstores.com on the date of Merger were $22.3 million, consisting primarily of cash of $22.3 million. Additionally, as a condition of the Merger, intercompany indebtedness of $9.6 million existing between IVAX and IVAX Diagnostics was contributed to capital. For accounting purposes, the Merger was accounted for as a sale of stock for cash. Both companies' assets were carried forward at historical cost. The historical financial statements prior to the acquisition are those of the former IVAX Diagnostics with retroactive restatement of equity and earnings per share. Following the Merger, IVAX' 20,000 shares of IVAX Diagnostics represents approximately 70% of the issued and outstanding share of IVAX Diagnostics.

                        Liquidity and Capital Resources

At June 30, 2001, IVAX Diagnostics' working capital was $29.1 million, compared to $6.0 million at December 31, 2000. Cash and cash equivalents totaled $24.4 million at June 30, 2001, as compared to $1.3 million at December 31, 2000.

Net cash flows of $0.1 million were used by operating activities during the six months ended June 30, 2001, compared to $0.9 million generated from operations during the six months ended June 30, 2000. The decrease in cash provided by operating activities was primarily the result of an increase in cash utilized to pay accounts payable and accrued expenses, partially offset by an increase in cash received from accounts receivable collections.

Net cash flows of $0.5 million were used in investing activities during the first quarter of 2001, as compared to $0.2 million that was used during the same period of the prior year. The increase in cash used is the result of increased equipment on lease placements.

Net cash flows of $24.2 million were provided from financing activities during the first quarter of 2001, compared to $2.2 million used during the same period of the prior year, primarily due to cash of $22.3 million that was included in the net assets of b2bstores.com acquired in the Merger.

IVAX Diagnostics' product research and development expenditures are expected to be approximately $1.3 million during 2001, although actual expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. In addition, IVAX Diagnostics expects to spend approximately $0.4 million in fiscal 2001 to improve and expand its equipment and facilities.

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

                             Currency Fluctuations

For the six months ended June 30, 2001 and 2000, approximately 30.6% and 28.7%, respectively, of IVAX Diagnostics' net revenues were generated in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect the reported results of operations for IVAX Diagnostics. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. As a result of exchange rate differences, net revenues decreased by approximately $0.3 million for the six months ended June 30, 2001 compared to the same period of the prior year. During the first six months of 2001 and 2000, none of IVAX Diagnostics' subsidiaries were domiciled in highly inflationary environments. The effects of inflation on consolidated net revenues and operating income were not significant.

                                 Income Taxes

IVAX Diagnostics recognized tax provision of $0.1 million, $0.4 million, $0.2 million and $0.7 million for the three and six months ended June 30, 2001 and 2000, respectively, which related to foreign operations. Through March 14, 2001, the Company reported its domestic income taxes as part of a consolidated group with IVAX. All domestic taxable losses generated prior to that date were utilized by IVAX. Effective March 14, 2001, as a result of the Merger described in Note 2, the Company is no longer included in the consolidated income tax returns of IVAX. Through March 14, 2001, the Company accounted for income taxes on a stand-alone basis as though the Company had filed its own income tax returns. The Company's income tax provisions for the three months ended June 30, 2001 and 2000 were different from the amount computed on the loss before provision for income taxes at the statutory rate of 35% primarily due to $149 of non-deductible stock option compensation expense in 2001 discussed in Note 2 and the non-recognition of the benefits of domestic taxable losses of $219 and $717, respectively. For the six months ended June 30, 2001 and 2000, the Company's provision was different from the amount computed on the loss before provision for income taxes at the statutory rate of 35% primarily due to $1,189 of non-deductible stock option compensation expense in 2001 discussed in Note 2 and the non-recognition of the benefits of domestic taxable losses of $776 and $1,283, respectively.

As of June 30, 2001, the Company had no net domestic deferred tax asset as domestic net operating losses generated prior to the Merger were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets generated subsequent to March 14, 2001. The foreign net deferred tax was $597 at June 30, 2001, and included in "Other current assets" in the accompanying consolidated balance sheet. Realization of the net deferred tax asset is dependent upon generating sufficient future foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of IVAX Diagnostics. IVAX Diagnostics, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.

Foreign Currency Exchange Rate Risk - IVAX Diagnostics is exposed to exchange
-----------------------------------
rate risk when its Italian subsidiary enters into transactions denominated in currencies other than its functional currency

Interest Rate Risk - IVAX Diagnostics does not have debt obligations.  IVAX
------------------
Diagnostics believes that its exposure to market risk relating to interest rate risk is not material.

Commodity Price Risk - IVAX Diagnostics does not believe it is subject to any
---------------------
material risk associated with commodity prices.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
--------------------------

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


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(b)  Reports on Form 8-K
     -------------------

     None

                                  Signatures
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     IVAX Diagnostics, Inc.



Date:  August 14, 2001           By: /s/ Mark Deutsch
                                     -----------------------
                                     Mark Deutsch
                                     Vice President-Finance
                                     Chief Financial Officer