Form 10-Q
period 2001-09-30
IVAX DIAGNOSTICS INC
filed 2001-11-14
CIK 1095858

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001


                         Commission File Number 1-14798


                             IVAX DIAGNOSTICS, INC.


            Delaware                                      11-3500746
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


           2140 North Miami Avenue, Miami, Florida              33127
           ----------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)

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

  28,635,652 shares of Common Stock, $ .01 par value, outstanding as of October 31, 2001.

                             IVAX DIAGNOSTICS, INC.
                             ----------------------

                                     INDEX


PART I - FINANCIAL INFORMATION                                     PAGE NO.
                                                                   --------
 Item 1 - Financial Statements

          Consolidated Balance Sheets as of September 30, 2001
          and December 31, 2000                                        2

          Consolidated Statements of Operations for the three
          and nine months ended September 30, 2001 and 2000            3

          Consolidated Statements of Cash Flows for the
          nine months ended September 30, 2001 and 2000                4

          Notes to Consolidated Financial Statements                   5

 Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         11

 Item 3 - Quantitative and Qualitative Disclosures About Market Risk  17


PART II - OTHER INFORMATION

 Item 6 - Exhibits and Reports on Form 8-K                            18

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                    IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                                         September  30,    December 31,
                                                                                              2001             2000
                                                                                         --------------     -----------
                                                                                          (Unaudited)
                                ASSETS
                                ------
Current assets:
 Cash and cash equivalents                                                                   $22,001         $ 1,263
 Marketable securities                                                                         2,475               -
 Accounts receivable, net of allowances for doubtful
   accounts of $2,032 in 2001 and $2,202 in 2000                                               3,054           4,577
 Inventories                                                                                   2,752           2,694
 Other current assets                                                                          1,334           1,096
                                                                                             -------         -------
   Total current assets                                                                       31,616           9,630

Property, plant and equipment, net                                                             1,453           1,538
Goodwill, net                                                                                  6,930           7,106
Equipment on lease                                                                               909             615
Other assets                                                                                     145             224
                                                                                             -------         -------
   Total assets                                                                              $41,053         $19,113
                                                                                             =======         =======


                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                                            $   421         $   769
 Accrued expenses and other current liabilities                                                2,371           2,832
                                                                                             -------         -------
   Total current liabilities                                                                   2,792           3,601
                                                                                             -------         -------

Due to principal shareholder                                                                       -           7,962
                                                                                             -------         -------

Other long-term liabilities                                                                      366             332
                                                                                             -------         -------

Commitments and contingencies (Note 10)

Shareholders' equity:
 Common stock, $0.01 par value, 50,000 shares authorized,
   issued and outstanding  28,636 shares at September 30, 2001
   and 20,000 shares at December 31, 2000                                                        286             200
 Capital in excess of par value                                                               44,382          11,258
 Accumulated deficit                                                                          (4,472)         (2,088)
 Accumulated other comprehensive loss                                                         (2,301)         (2,152)
                                                                                             -------         -------
   Total shareholders' equity                                                                 37,895           7,218
                                                                                             -------         -------
   Total liabilities and shareholders' equity                                                $41,053         $19,113
                                                                                             =======         =======


The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                    IVAX  DIAGNOSTICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


Period Ended September 30,                                            Three months                     Nine months
(In thousands, except per share data)                             2001            2000            2001              2000
                                                                 -------         -------         -------           -------
Net  revenues                                                    $ 1,910         $ 3,288         $ 8,047           $ 9,928
Cost of sales                                                        989           1,430           3,654             4,399
                                                                 -------         -------         -------           -------
 Gross profit                                                        921           1,858           4,393             5,529
                                                                 -------         -------         -------           -------

Operating expenses:
 Selling                                                             794             621           2,299             1,924
 General and administrative                                          842             526           3,514             1,500
 Research and development                                            349             312             958               968
 Goodwill amortization                                                64              64             191               192
                                                                 -------         -------         -------           -------
 Total operating expenses                                          2,049           1,523           6,962             4,584
                                                                 -------         -------         -------           -------

 Income (loss) from operations                                    (1,128)            335          (2,569)              945
                                                                 -------         -------         -------           -------

Other income (expense):
 Interest income                                                     228              14             583               112
 Interest expense - related party                                      -            (102)            (93)             (432)
 Other income, net                                                   (23)             (6)             51                 1
                                                                 -------         -------         -------           -------
 Total other income (expense), net                                   205             (94)            541              (319)
                                                                 -------         -------         -------           -------

 Income (loss) from continuing operations before
   income taxes                                                     (923)            241          (2,028)              626

Provision (benefit) for income taxes                                 (58)            372             356             1,040
                                                                 -------         -------         -------           -------

Net loss                                                         $  (865)        $  (131)        $(2,384)          $  (414)
                                                                 =======         =======         =======           =======


Basic and diluted loss per common share                          $  (.03)        $  (.01)        $  (.09)          $  (.02)
                                                                 =======         =======         =======           =======

BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES
 OUTSTANDING:                                                     28,629          20,000          26,293            20,000
                                                                 =======         =======         =======           =======




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



Nine Months Ended September 30,                                                                       2001             2000
                                                                                                     -------          -------
(In thousands)
Cash flows from operating activities:
 Net loss                                                                                            $(2,384)         $  (414)
 Adjustments to reconcile net loss to net cash
   flows from operating activities:
   Depreciation and amortization                                                                         787              756
   Provision for losses on accounts receivable                                                            37               34
   Stock option compensation expense                                                                   1,338                -
   Changes in operating assets and liabilities:
     Accounts receivable                                                                               1,325             (634)
     Inventories                                                                                        (107)              (4)
     Other current assets                                                                               (215)             (17)
     Other assets                                                                                        (16)              22
     Accounts payable and accrued expenses                                                              (732)           1,098
     Other long-term liabilities                                                                          44                -
                                                                                                     -------          -------
   Net cash flows provided by operating activities                                                        77              841
                                                                                                     -------          -------

Cash flows from investing activities:
 Capital expenditures                                                                                   (157)            (111)
 Investment in marketable securities                                                                  (2,475)               -
 Acquisitions of equipment on lease                                                                     (625)            (299)
                                                                                                     -------          -------

 Net cash flows used in investing activities                                                          (3,257)            (410)
                                                                                                     -------          -------

Cash flows from financing activities:
 Exercise of stock options                                                                                36                -
 Proceeds from sale of common stock                                                                   22,255                -
 Funds received from (paid to) principal shareholder                                                   1,899           (1,797)
                                                                                                     -------          -------
   Net cash flows (used in) provided by financing activities                                          24,190           (1,797)
                                                                                                     -------          -------


Effect of exchange rate changes on cash and cash equivalents                                            (272)          (1,140)
                                                                                                     -------          -------
Net increase (decrease) in cash and cash equivalents                                                  20,738           (2,506)
Cash and cash equivalents at the beginning of the year                                                 1,263            4,218
                                                                                                     -------          -------
Cash and cash equivalents at the end of the period                                                   $22,001          $ 1,712
                                                                                                     =======          =======

Supplemental disclosures:
 Interest paid                                                                                       $     -          $     -
                                                                                                     =======          =======
 Income tax payments                                                                                 $   640          $   208
                                                                                                     =======          =======

Supplemental disclosure of non-cash activities:
 Contribution to capital of balance due to principal shareholder                                     $ 9,581          $     -
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

                    IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                     (In thousands, except per share data)

(1) GENERAL:
-----------

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the nine months ended September 30, 2001 are not necessarily indicative of the results of operations and cash flows which may be reported for the remainder of 2001. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the IVAX Diagnostics, Inc. ("IVAX Diagnostics" or "the Company") Form 8-K filed March 29, 2001 for the year ended December 31, 2000.

(2) MERGER:
----------

On March 14, 2001, b2bstores.com, Inc. ("b2bstores.com"), IVAX Corporation ("IVAX") and IVAX Diagnostics, a wholly-owned subsidiary of IVAX, consummated a merger (the "Merger") of IVAX Diagnostics into b2bstores.com pursuant to which all of the issued and outstanding shares of IVAX Diagnostics were converted into 20,000 shares of b2bstores.com stock and b2bstores.com's name was changed to IVAX Diagnostics, Inc. As a result of the Merger, all non-qualified stock options previously granted to employees of IVAX Diagnostics under the IVAX Diagnostics, Inc. 1999 Stock Option Plan were converted into non-qualified stock options to purchase 1,109 shares of the Company's common stock. As a result of this conversion, in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the total non-cash compensation cost was $2,378. Of this amount, $149 and $1,338 was recorded in general and administrative expense in the accompanying statement of operations for the three and nine months ended September 30, 2001, respectively. The remaining cost will be expensed over the remaining vesting term of the options through June 30, 2003.

IVAX Diagnostics is engaged in the development, manufacture and marketing of diagnostic test kits, reagents and instruments. Prior to the Merger, b2bstores.com was an internet business services company that was a non-operating public shell on the date of the Merger. Net assets of b2bstores.com on the date of Merger were $22,255, consisting primarily of cash of $22,285. Additionally, as a condition of the Merger, intercompany indebtedness of $9,581 existing between IVAX and IVAX Diagnostics was contributed to capital. For accounting purposes, the Merger was accounted for as sale of stock for cash. The historical financial statements prior to the acquisition are those of the former IVAX Diagnostics with retroactive restatement of equity and earnings per share. Following the Merger, IVAX' 20,000 shares of IVAX Diagnostics represents approximately 70% of the issued and outstanding shares of IVAX Diagnostics.

(3) CASH EQUIVALENTS AND SHORT-TERM MARKETABLE SECURITIES:
---------------------------------------------------------

The Company owns certain short-term investments in marketable debt securities with original maturities of three months or less that are classified as cash equivalents. The Company also owns certain other short term investments in marketable debt securities with maturities greater than three months but less than one year. These cash equivalents and other short-term marketable securities consist primarily of taxable municipal bonds, commercial paper and money market funds. All securities are deemed short term, classified as available for sale securities and are recorded at market value using the specific identification method. Unrealized gains and losses, net of tax, are reflected in other comprehensive income in the accompanying balance sheets. Realized gains and losses are included in earnings using the specific identification method.

Substantially all cash and cash equivalents and all marketable securities are held at one broker. IVAX Diagnostics is subject to credit risk if the broker is unable to repay the balance in the account or deliver the Company's securities. IVAX Diagnostics manages this risk by only investing in high-quality money market instruments, municipal securities and corporate issuers.


(4) INVENTORIES:
---------------

Inventories consist of the following:

                                                September 30,     December 31,
                                                    2001             2000
                                                -------------     ------------
          Raw materials                            $1,147           $1,229
          Work-in-process                             482              309
          Finished goods                            1,123            1,156
                                                   ------           ------
            Total inventories                      $2,752           $2,694
                                                   ======           ======

(5)   CONCENTRATION OF CREDIT RISK:
-------------------------------------

IVAX Diagnostics performs periodic credit evaluations of its customers' financial condition and provides allowances for doubtful accounts as required. One customer accounted for 0.6% of the Company's net accounts receivable as of September 30, 2001 and 40.8% of net accounts receivable as of December 31, 2000. The same customer accounted for, respectively, 29.3% and 45.8% of the Company's net revenues for nine months ended September 30, 2001 and 2000 as well as 3.1% and 54.3% of the Company's net revenues for the three months ended September 30, 2001 and 2000, respectively.

This customer and IVAX Diagnostics entered into a contract in April 1999, pursuant to which, subject to terms of the agreement, the customer agreed to purchase minimum levels of the Company's instrumentation products during the three-year period beginning May 1, 1999. Twice during 2000, the customer suspended its purchases of the Company's products for several months while representatives of IVAX Diagnostics and the customer resolved certain product issues. On January 10, 2001, shipments to the customer resumed. During the three months ended September 30, 2001, the customer made no purchases of instrumentation products based upon the customer's determination that they had an adequate level of instruments in inventory. There can be no assurance that the customer will make additional purchases at the anticipated levels or within any particular time frame. The failure of the customer to make additional purchases would have a material adverse effect on the Company's business, operating results and financial condition.

(6)  EARNINGS PER SHARE:
-----------------------

A reconciliation of the denominator of the basic and diluted earnings per share computation for income from continuing operations is as follows:

Period Ended September 30,                                            Three Months                  Nine Months
                                                                   2001          2000           2001           2000
                                                                  ------        ------         ------         ------
Basic and diluted weighted average shares
 Outstanding                                                      28,629        20,000         26,293         20,000

Not included in the calculation of diluted earnings
 per share because their impact is antidilutive:
 Stock options outstanding                                         2,201         1,109          2,201          1,109

(7) INCOME TAXES:
----------------

The provision (benefit) for income taxes consists of the following:


Period Ended September 30,                                            Three months                    Six months
                                                                   2001            2000           2001           2000
                                                                  -----           -----          -----          -----
     Current - Foreign                                            $ (58)          $ 372          $ 356          $1040
                                                                  =====           =====          =====          =====

Through March 14, 2001, the Company reported its domestic income taxes as part of a consolidated group with IVAX. All domestic taxable losses generated prior to that date were utilized by IVAX. Effective March 14, 2001, as a result of the Merger described in Note 2, the Company is no longer included in the consolidated income tax returns of IVAX. Through March 14, 2001, the Company accounted for income taxes on a stand-alone basis as though the Company had filed its own income tax returns. The Company's income tax provisions for the three months ended September 30, 2001 and 2000 were different from the amount computed on the loss before provision for income taxes at the statutory rate of 35% primarily due to the non-deductible stock option compensation expense in 2001 discussed in Note 2 and the non-recognition of the benefits of domestic taxable losses of $544 and $571, respectively. For the nine months ended September 30, 2001 and 2000, the Company's provision was different from the amount computed on the loss before provision for income taxes at the statutory rate of 35% primarily due to the non-deductible stock option compensation expense in 2001 discussed in Note 2 and the non-recognition of the benefits of domestic taxable losses of $1,320 and $1,854, respectively.

As of September 30, 2001, the Company had no net domestic deferred tax asset as domestic net operating losses generated prior to the Merger were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets generated subsequent to March 14, 2001. The foreign net deferred tax asset was $640 at September 30, 2001, and included in "Other current assets" in the accompanying consolidated balance sheet. Realization of the net deferred tax asset is dependent upon generating sufficient future foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized.

(8) COMPREHENSIVE INCOME:
------------------------

The components of IVAX Diagnostics' comprehensive loss are as follows:


Period Ended September 30,                                              Three months                  Nine months
                                                                    2001            2000          2001            2000
                                                                   -----           -----         -------         -------
 Net loss                                                          $(865)          $(131)        $(2,384)        $  (414)
 Foreign currency translation adjustments                            344            (436)           (148)           (990)
 Unrealized loss on marketable securities                             (1)              -              (1)              -
                                                                   -----           -----         -------         -------
 Comprehensive loss                                                $(522)          $(567)        $(2,533)        $(1,404)
                                                                   =====           =====         =======         =======

(9) SEGMENT INFORMATION:
-----------------------

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


Net Revenues by Region
Period Ended September 30,                                                            Three months                  Nine months
                                                                                  2001            2000            2001       2000
                                                                                 ------         -------          ------     ------
Domestic
  External net revenues                                                          $1,095         $ 1,124          $3,408     $3,206
  Intercompany revenues                                                             138             178             516        474
                                                                                 ------         -------          ------     ------
                                                                                  1,233           1,302           3,924      3,680
                                                                                 ------         -------          ------     ------
Italian
  External net revenues                                                             815           2,164           4,639      6,722
  Intercompany revenues                                                             293              84             569        261
                                                                                 ------         -------          ------     ------
                                                                                  1,108           2,248           5,208      6,983
                                                                                 ------         -------          ------     ------

Elimination                                                                        (431)           (262)         (1,085)      (735)
                                                                                 ------         -------         -------     ------
Consolidated net revenues                                                        $1,910          $3,288         $ 8,047     $9,928
                                                                                 ======          ======         =======     ======


Income from Operations by Region
Period Ended September 30,                                                            Three months                   Nine months
                                                                                   2001            2000            2001        2000
                                                                                  -----         -------         -------     -------
Domestic                                                                          $ (953)       $  (551)        $(3,150)    $(1,592)
Italian                                                                             (178)           898             574       2,512
Elimination                                                                            3            (12)              7          25
                                                                                 -------        -------         -------     -------
Income (loss) from operations                                                    $(1,128)       $   335         $(2,569)    $   945
                                                                                 =======        =======         =======     =======




                                                                                                     September 30,
Total Assets                                                                                     2001            2000
                                                                                                -------         -------
Domestic                                                                                        $28,800         $ 5,979
Italian                                                                                          12,307          13,280
Elimination                                                                                         (54)            (53)
                                                                                                -------         -------
Total assets                                                                                    $41,053         $19,206
                                                                                                =======         =======


(10) COMMITMENTS AND CONTINGENCIES:
----------------------------------

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

(11) RELATED-PARTY TRANSACTIONS:
-------------------------------

Included in the accompanying consolidated balance sheets as due to principal shareholder are amounts due to IVAX as follows:

                                                                    September 30,        December 31,
                                                                        2001                 2000
                                                                    -------------        ------------
 Advances from IVAX, unsecured and interest bearing                   $    -                $4,145
 Advances from IVAX, unsecured and noninterest bearing                     -                 3,817
                                                                      ------                ------
                                                                      $    -                $7,962
                                                                      ======                ======


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

(12) RECENTLY ISSUED ACCOUNTING STANDARDS:
-----------------------------------------

Effective January 1, 2001, IVAX Diagnostics adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and 138, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The adoption of SFAS No. 133, as amended, did not have a material impact on the Company's financial position or results of operations as the Company had no derivative financial instruments during the first nine months of 2001.

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

SFAS 142, Goodwill and Other Intangible Assets addresses financial accounting and reporting for acquired goodwill and other intangibles assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses accounting for intangible assets that are acquired individually or with a group of other assets upon acquisition. It also addresses accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. Intangible assets that have indefinite lives and goodwill will no longer be amortized, but rather they must be tested at least annually for impairment using fair values. Intangible assets that have finite useful lives will be amortized over their useful lives. The statement is effective in fiscal years beginning after December 15, 2001; except that goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of this statement. On January 1, 2002 amortization of goodwill acquired prior to June 30, 2001 will cease. This will increase net income by approximately $64 per quarter, or $256 per year. However, Management is unable to estimate the extent of impairment, if any, of intangible assets with indefinite lives and goodwill, that may need to be recorded in 2002 or future years.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in Form 8-K filed March 29, 2001 for the year ended December 31, 2000 and the unaudited interim consolidated financial statements and the related notes to unaudited interim consolidated financial
statements included in Item 1 of this Quarterly Report on Form 10-Q.   Except
for the historical matters contained herein, statements made in this report are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, projections of revenues, income and cash flows, the Company's financing needs and plans for future operations. Investors are cautioned that forward-looking statements involve risks and uncertainties including, but not limited to, regulatory, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, prices, the timing and amount of purchases from its largest customer and other factors discussed elsewhere in this Report and the documents filed by the Company with the Securities and Exchange Commission. These factors may cause the Company's results to differ materially from the forward-looking statements made on this Report or otherwise by or on behalf of the Company.

                             Results of Operations

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

Net Revenues and Gross Profit

Net revenue for the nine months ended September 30, 2001 totaled $8,047,000, a decrease of $1,881,000 or 18.9%, from the $9,928,000 reported in the prior year comparable period. This decrease was comprised of a decrease of $2,083,000 in external net revenue from Italian operations partially offset by an increase in external net revenue of $202,000 from domestic operations. External net revenue from Italian operations totaled $4,639,000 for the nine months ended September 30, 2001, compared to $6,722,000 in the nine months ended September 30, 2000. This 31.0% decrease was primarily attributable to decreased sales volume of instrumentation products. External domestic operations generated net revenue of $3,408,000 for the nine months ended September 30, 2001, compared to $3,206,000 for the nine months ended September 30, 2000. The $202,000, or 6.3% increase, was primarily due to volume increases in revenue from instrumentation placements partially offset by decreased volume of raw material antigen sales. Gross profit for the nine months ended September 30, 2001 decreased $1,136,000, or 20.5%, to $4,393,000 (54.6% of net revenue) from $5,529,000 (55.7% of net revenue) for the nine months ended September 30, 2000. The decrease in gross profit was primarily attributable to decreased revenue from sales of instrumentation products. The decrease in gross profit as a percentage of net revenue of 1.1% was primarily due to lower revenue from the relatively higher gross profit sales of instrumentation products partially offset by improved manufacturing efficiencies achieved due to volume increases in revenue from domestic instrument placements.

Operating Expenses

Selling expenses were $2,299,000 (28.6% of net revenue) for the nine months ended September 30, 2001 compared to $1,924,000 (19.4% of net revenue) for the nine months ended September 30, 2000. The increase was primarily due to the effect of greater payroll costs related to increased domestic instrument system sales efforts. General and administrative expenses totaled $3,514,000 (43.7% of net revenue) in the nine months ended September 30, 2001, an increase of $2,014,000, from $1,500,000 (15.1% of net revenue) in the nine months ended September 30, 2000. The increase was primarily the result of the recognition of $1,338,000 in stock option compensation expense from the conversion of outstanding options under the Company's 1999 Stock Option Plan to non-qualified stock options as a result of the merger discussed below. The increase was also due to a partial reimbursement of legal fees received from a settlement of patent litigation in 2000, as well as an increase in professional fees incurred in 2001 associated with the completion of the merger. Research and development expenses totaled $958,000 in the nine months ended September 30, 2001 compared to $968,000 in the nine months ended September 30, 2000, representing 11.9% and 9.8% of net revenues, respectively. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

Other Income (Expense)

Interest income increased to $583,000 in the nine months ended September 30, 2001 from $112,000 in the nine months ended September 30, 2000 due to interest earned as a result of cash received in the merger. Interest expense-related party amounted to $93,000 in the nine months ended September 30, 2001 and $432,000 in the nine months ended September 30, 2000, a decrease of $339,000. The related party interest was incurred on intercompany advances from IVAX. As a result of the merger, intercompany advances from IVAX have been contributed to capital.


Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

Net Revenues and Gross Profit

Net revenue for the three months ended September 30, 2001 decreased $1,378,000, or 41.9%, to $1,910,000 from $3,288,000 reported in the prior year comparable period. This decrease was comprised of a decrease of $1,349,000 in Italian external net revenue and a decrease in domestic operation external net revenues of $29,000. External net revenue from Italian operations totaled $815,000 for the three months ended September 30, 2001, compared to $2,164,000 in the three months ended September 30, 2000. The decrease was primarily attributable to decreased sales volume of instrumentation products. Domestic operations generated external net revenue of $1,095,000 for the three months ended September 30, 2001, compared to $1,124,000 for the three months ended September 30, 2000. The $29,000 decrease was primarily due to decreased volume of raw material antigen and instrumentation component revenue partially offset by volume increases in revenue from instrumentation placements. Gross profit for the three months ended September 30, 2001 decreased $937,000, or 50.4%, to $921,000 (48.2% of net revenue) from $1,858,000 (56.5% of net revenue) for the three months ended September 30, 2000. The decrease in gross profit was primarily attributable to decreased revenue from sales of instrumentation products. The decrease in gross profit as a percentage of net revenue of 8.3% was primarily due to lower Italian external net revenue from the relatively higher gross profit sales of instrumentation products.

Operating Expenses

Selling expenses were $794,000 (41.6% of net revenue) for the three months ended September 30, 2001 compared to $621,000 (18.9% of net revenue) for the three months ended September 30, 2000. The increase was primarily due to the effect of greater payroll costs related to increased instrument system placement efforts. General and administrative expenses totaled $842,000 (44.1% of net revenue) in the three months ended September 30, 2001, an increase of $316,000 from $526,000 (16.0% of net revenue) in the three months ended September 30, 2000. The increase was primarily the result of the recognition of

$149,000 in stock option compensation expense from the conversion of outstanding options under the Company's 1999 Stock Option Plan to non-qualified stock options as a result of the merger discussed below, and, to a lesser degree, increased professional and insurance costs resulting primarily from the Company's new independent public structure. Research and development expenses totaled $349,000 in the three months ended September 30, 2001 compared to $312,000 in the three months ended September 30, 2000, representing 18.3% and 9.5%, respectively, of net revenues. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

Other Income (Expense)

Interest income increased to $228,000 in the three months ended September 30, 2001 from $14,000 in the three months ended September 30, 2000 due to interest earned as a result of cash received in the merger. Interest expense-related party expenses were not incurred in the three months ended September 30, 2001 compared to $102,000 in the three months ended September 30, 2000. The related party interest was incurred on intercompany advances from IVAX. As a result of the merger, intercompany advances from IVAX have been contributed to capital.

                      Recently Issued Accounting Standards

Effective January 1, 2001, IVAX Diagnostics adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and 138, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The adoption of SFAS No. 133, as amended, did not have a material impact on the Company's financial position or results of operations as the Company had no derivative financial instruments during the first nine months of 2001.

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

SFAS 142, Goodwill and Other Intangible Assets addresses financial accounting and reporting for acquired goodwill and other intangibles assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses accounting for intangible assets that are acquired individually or with a group of other assets upon acquisition. It also addresses accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. Intangible assets that have indefinite lives and goodwill will no longer be amortized, but rather they must be tested at least annually for impairment using fair values. Intangible assets that have finite useful lives will be amortized over their useful lives. The statement is effective in fiscal years beginning after December 15, 2001; except that goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of this statement. On January 1, 2002 amortization of goodwill acquired prior to June 30, 2001 will cease. This will increase net income by approximately $64,000 per quarter, or $256,000 per year. However, Management is unable to estimate the extent of impairment, if any, of intangible assets with indefinite lives and goodwill, that may need to be recorded in 2002 or future years.

                                     Merger

On March 14, 2001, b2bstores.com, Inc. ("b2bstores.com"), IVAX Corporation ("IVAX") and IVAX Diagnostics, a wholly-owned subsidiary of IVAX, consummated a merger (the "Merger") of IVAX Diagnostics into b2bstores.com pursuant to which all of the issued and outstanding shares of IVAX Diagnostics were converted into 20 million shares of b2bstores.com stock and b2bstores.com's name was changed to IVAX Diagnostics, Inc. As a result of the Merger, all non-qualified stock options previously granted to employees of IVAX Diagnostics under the IVAX Diagnostics, Inc. 1999 Stock Option Plan were converted into non-qualified stock options to purchase 1.1 million shares of the Company's common stock. As a result of this conversion, in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the total non-cash compensation cost was $2.4 million. Of this amount, $0.1 million and $1.3 million are reflected in general and administrative expense in the accompanying statement of operations for the three and nine months ended September 30, 2001, respectively. The remaining cost will be expensed over the remaining vesting term of the options through June 30, 2003.

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

                        Liquidity and Capital Resources

At September 30, 2001, IVAX Diagnostics' working capital was $28.8 million, compared to $6.0 million at December 31, 2000. Cash and cash equivalents totaled $22.0 million at September 30, 2001, as compared to $1.3 million at December 31, 2000. Additionally, the Company's investment in marketable securities totaled $2.5 million at September 30, 2001. Substantially all cash and cash equivalents and all marketable securities are held at one national securities brokerage firm. Accordingly, IVAX Diagnostics is subject to credit risk if this broker is unable to repay the balance in the account or deliver the Company's securities. IVAX Diagnostics only invests in high-quality money market instruments, municipal securities and corporate issuers.

Net cash flows of $0.1 million were provided by operating activities during the nine months ended September 30, 2001, compared to $0.8 million provided by operations during the nine months ended September 30, 2000. The decrease in cash provided by operating activities was primarily the result of reduced operating results and an increase in cash utilized to pay accounts payable and accrued expenses, partially offset by an increase in cash received from accounts receivable collections.

Net cash flows of $3.3 million were used in investing activities during the first quarter of 2001, as compared to $0.4 million that was used during the same period of the prior year. The increase in cash used is primarily the result of the investment in marketable securities.

Net cash flows of $24.2 million were provided from financing activities during the nine months ended September 30, 2001, compared to $1.8 million used during the same period of the prior year. The increase in cash provided is primarily due to cash of $22.3 million that was included in the net assets of b2bstores.com acquired in the Merger.

IVAX Diagnostics' product research and development expenditures are expected to be approximately $1.3 million during 2001, although actual expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. In addition, IVAX Diagnostics expects to spend approximately $0.3 million in fiscal 2001 to improve and expand its equipment and facilities.

IVAX Diagnostics' principal source of short term liquidity is existing cash, cash equivalents and marketable securities received as a result of the completion of the Merger which IVAX Diagnostics believes will be sufficient to meet its operating needs and anticipated capital expenditures over the short term. For the long term, IVAX Diagnostics intends to utilize principally internally generated funds, which are anticipated to be derived primarily from the sale of existing diagnostic and instrumentation products and diagnostic and instrumentation products currently under development. There can be no assurance that IVAX Diagnostics will successfully complete products under development, that IVAX Diagnostics will be able to obtain regulatory approval for any such product, or that any approved product will be produced in commercial quantities and at reasonable costs, and be successfully marketed. IVAX Diagnostics may consider issuing debt or equity securities in the future to fund potential acquisitions and growth. On March 14, 2001, the Company's Board of Directors approved a plan to repurchase up to one million shares of the Company's common stock. No shares were repurchased under this plan, and on May 10, 2001, the plan was rescinded and is of no further force or effect.

In April 1999, IVAX Diagnostics and Sigma Diagnostics, Inc. entered into a three-year contract pursuant to which, subject to the terms of the agreement, Sigma agreed to purchase a minimum number of scientific instruments per year from IVAX diagnostics. During the nine month periods ending September 30, 2001 and 2000, net revenues received by IVAX Diagnostics from Sigma represented
29.3% and 45.8%, respectively, of IVAX Diagnostics' total net revenues for such periods. Twice during the year 2000, Sigma notified IVAX Diagnostics that Sigma desired to suspend shipments of instruments pending resolution of hardware and software upgrade issues. The first suspension lasted for a period of approximately four months. The second suspension began in October 2000 and ended in January 2001. During the three months ended September 30, 2001, Sigma made no purchases of instrumentation products based upon Sigma's determination that it had an adequate level of instruments in inventory. There can be no assurance that Sigma will make additional purchases at the anticipated levels or will do so within a particular time frame. The failure by Sigma to make additional purchases would have a material adverse effect on our business, prospects, operating results, and financial condition.

                             Currency Fluctuations

For the nine months ended September 30, 2001 and 2000, approximately 33.4% and 26.4%, respectively, of IVAX Diagnostics' net revenues were generated in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect the reported results of operations for IVAX Diagnostics. If the United States dollar weakens relative to the foreign currency, the earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. As a result of exchange rate differences, net revenues decreased by approximately $0.3 million for the nine months ended September 30, 2001 compared to the same period of the prior year. During the first nine months of 2001 and 2000, none of IVAX Diagnostics' subsidiaries were domiciled in highly inflationary environments. The effects of inflation on consolidated net revenues and operating income were not significant.

                                  Income Taxes

IVAX Diagnostics recognized a tax provision (benefit) of $(0.1) million, $0.4 million, $0.4 million and $1.0 million for the three and nine months ended September 30, 2001 and 2000, respectively, which related to foreign operations. Through March 14, 2001, the Company reported its domestic income taxes as part of a consolidated group with IVAX. All domestic taxable losses generated prior to that date were utilized by IVAX. Effective March 14, 2001, as a result of the Merger described in Note 2, the Company is no longer included in the consolidated income tax returns of IVAX. Through March 14, 2001, the Company accounted for income taxes on a stand-alone basis as though the Company had filed its own income tax returns. The Company's income tax provisions for the three months ended September 30, 2001 and 2000 were different from the amount computed on the loss before provision for income taxes at the statutory rate of 35% primarily due to the non-deductible stock option compensation expense in 2001 discussed in Note 2 and the non-recognition of the benefits of domestic taxable losses of $544 and $571, respectively. For the nine months ended September 30, 2001 and 2000, the Company's provision was different from the amount computed on the loss before provision for income taxes at the statutory rate of 35% primarily due to the non-deductible stock option compensation expense in 2001 discussed in Note 2 and the non-recognition of the benefits of domestic taxable losses of $1,320 and $1,854, respectively.

As of September 30, 2001, the Company had no net domestic deferred tax asset as domestic net operating losses generated prior to the Merger were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets generated subsequent to March 14, 2001. The foreign net deferred tax asset was $640 at September 30, 2001, and included in "Other current assets" in the accompanying consolidated balance sheet. Realization of the net deferred tax asset is dependent upon generating sufficient future foreign taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized.

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


                                 IVAX Diagnostics, Inc.



Date:  November 13, 2001         By: /s/ Mark Deutsch
                                 -----------------------
                                 Mark Deutsch
                                 Vice President-Finance
                                 Chief Financial Officer