Form 10-Q
period 2002-03-31
IVAX DIAGNOSTICS INC
filed 2002-05-15
CIK 1095858

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002


                        Commission File Number 1-14798


                            IVAX DIAGNOSTICS, INC.

            Delaware                                              11-3500746
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                 2140 North Miami Avenue, Miami, Florida     33127
            ------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)

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

                                             Yes  X    No ____
                                                 ---


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         28,647,652 shares of Common Stock, $ .01 par value, outstanding as of May 1, 2002.

                            IVAX DIAGNOSTICS, INC.
                            ----------------------

                                     INDEX

PART I - FINANCIAL INFORMATION                                                                        PAGE NO.
                                                                                                      --------
     Item 1 - Financial Statements

              Consolidated Balance Sheets as of March 31, 2002
              and December 31, 2001                                                                       2

              Consolidated Statements of Operations
              for the three months ended March 31, 2002 and 2001                                          3

              Consolidated Statements of Cash Flows
              for the three months ended March 31, 2002 and 2001                                          4

              Notes to Consolidated Financial Statements                                                  5

     Item 2 - Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                      11

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                 19


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                                                          20

     Item 6 - Exhibits and Reports on Form 8-K                                                           20

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                    IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                     March 31,        December 31,
                                                                                       2002                2001
                                                                                  --------------      --------------
                                                                                    (Unaudited)
                                 ASSETS
                                 ------
Current assets:
    Cash and cash equivalents                                                     $   20,538,945      $   23,282,155
    Marketable securities                                                              2,050,000                   -
    Accounts receivable, net of allowances for doubtful
       accounts of $1,905,227 in 2002 and $1,911,395 in 2001                           3,469,469           3,192,782
    Inventories                                                                        2,673,631           2,857,289
    Other current assets                                                               1,335,378           1,428,493
                                                                                 ---------------      --------------
       Total current assets                                                           30,067,423          30,760,719

Property, plant and equipment, net                                                     1,418,482           1,458,702
Goodwill, net                                                                          6,887,569           6,878,199
Equipment on lease                                                                       921,610             856,439
Other assets                                                                              91,317             192,469
                                                                                   --------------     --------------
       Total assets                                                               $   39,386,401      $   40,146,528
                                                                                 ===============      ==============


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                              $      521,070      $      801,392
    Accrued expenses and other current liabilities                                     2,331,291           2,147,559
                                                                                 ---------------      --------------
       Total current liabilities                                                       2,852,361           2,948,951
                                                                                  --------------      --------------

Other long-term liabilities                                                              397,419             397,674
                                                                                  --------------      --------------

Commitments and contingencies

Shareholders' equity:
    Common stock, $0.01 par value, authorized 50,000,000 shares,
       issued and outstanding  28,635,652 in 2002 and 2001                               286,356             286,356
    Capital in excess of par value                                                    44,679,112          44,530,462
    Accumulated deficit                                                               (6,311,050)         (5,596,778)
    Accumulated other comprehensive loss                                              (2,517,797)         (2,420,137)
                                                                                 ---------------      --------------
       Total shareholders' equity                                                     36,136,621          36,799,903
                                                                                 ---------------      --------------
       Total liabilities and shareholders' equity                                 $   39,386,401      $   40,146,528
                                                                                 ===============    ================

  The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                    IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

Three Months Ended March 31,                                                           2002                2001
                                                                                  --------------      --------------
Net revenues                                                                      $    2,506,288      $    3,287,845
Cost of sales                                                                          1,249,445           1,401,891
                                                                                  --------------      --------------
    Gross profit                                                                       1,256,843           1,885,954
                                                                                  --------------      --------------

Operating expenses:
    Selling                                                                              794,093             766,839
    General and administrative                                                           936,933           1,852,848
    Research and development                                                             358,495             281,549
    Goodwill amortization                                                                      -              63,837
                                                                                  --------------      --------------
    Total operating expenses                                                           2,089,521           2,965,073
                                                                                  --------------      --------------

    Loss from operations                                                                (832,678)         (1,079,119)
                                                                                  --------------      --------------

Other income:
    Interest income                                                                      166,806              79,224
    Interest expense - related party                                                           -             (93,455)
    Other income (expense), net                                                          (15,078)             62,031
                                                                                  --------------      --------------
    Total other income, net                                                              151,728              47,800
                                                                                  --------------      --------------

    Loss from continuing operations before income taxes                                 (680,950)         (1,031,319)

Provision for income taxes                                                                33,322             288,800
                                                                                  --------------      --------------

Net loss                                                                          $     (714,272)     $   (1,320,119)
                                                                                  ==============      ==============

Basic and diluted loss per common share                                           $         (.02)     $         (.05)
                                                                                  ==============      ==============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING:

    Basic and diluted                                                                 28,635,652          28,621,643
                                                                                  ==============      ==============

 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                       IVAX DIAGNOSTICS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

Three Months Ended March 31,                                                           2002                2001
                                                                                  --------------      --------------
Cash flows from operating activities:

    Net loss                                                                      $     (714,272)     $   (1,320,119)
    Adjustments to reconcile net loss to net cash
       flows provided by (used in) operating activities:
       Depreciation and amortization                                                     186,374             247,265
       Provision for losses on accounts receivable                                        29,691              12,275
       Stock option compensation expense                                                 148,650           1,040,534
       Changes in operating assets and liabilities:
           Accounts receivable                                                          (359,986)            311,021
           Inventories                                                                   158,887             101,354
           Other current assets                                                           70,338            (196,271)
           Other assets                                                                    1,051             (20,084)
           Accounts payable and accrued expenses                                         (68,338)           (155,496)
           Other long-term liabilities                                                     7,749               9,599
                                                                                  --------------      --------------
       Net cash flows provided by (used in) operating activities                        (539,856)             30,078
                                                                                  --------------      --------------

Cash flows from investing activities:

    Capital expenditures                                                                 (23,389)            (48,551)
    Acquisitions of marketable securities                                             (2,050,000)                  -
    Acquisitions of equipment on lease                                                  (179,006)           (180,545)
                                                                                  --------------      --------------
    Net cash flows used in investing activities                                       (2,252,395)           (229,096)
                                                                                  --------------      --------------

Cash flows from financing activities:

    Proceeds from sale of common stock                                                         -          22,255,111
    Change in balance due to IVAX Corporation                                             82,000           1,793,946
                                                                                  --------------      --------------
       Net cash flows provided by financing activities                                    82,000          24,049,057
                                                                                  --------------      --------------

Effect of exchange rate changes on cash and cash equivalents                             (32,959)           (372,825)
                                                                                  --------------      --------------
Net increase (decrease) in cash and cash equivalents                                  (2,743,210)         23,477,214
Cash and cash equivalents at the beginning of the year                                23,282,155           1,262,888
                                                                                  --------------      --------------
Cash and cash equivalents at the end of the period                                $   20,538,945      $   24,740,102
                                                                                  ==============      ==============

Supplemental disclosures:
    Interest paid                                                                 $            -      $            -
                                                                                  ==============      ==============
    Income tax payments (refunds)                                                 $            -      $      (44,162)
                                                                                  ==============      ==============

Supplemental disclosure of non-cash activities:
    Contribution to capital of balance due to IVAX Corp                           $            -      $    9,659,615
                                                                                  ==============      ==============

 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) GENERAL:
-----------

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three months ended March 31, 2002 are not necessarily indicative of the results of operations and cash flows which may be reported for the remainder of 2002. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the IVAX Diagnostics, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 2001.

(2)  MERGER
-----------

On March 14, 2001, b2bstores.com Inc. ("b2bstores.com"), IVAX Corporation ("IVAX" or the "Parent") and IVAX Diagnostics, Inc., a wholly-owned subsidiary of IVAX at that date, consummated a merger (the "Merger") of the pre-merger Diagnostics into b2bstores.com pursuant to which all of the issued and outstanding shares of the pre-merger Diagnostics were converted into 20,000,000 shares of b2bstores.com stock and b2bstores.com's name was changed to IVAX Diagnostics, Inc. Prior to the Merger, b2bstores.com was an internet business services company that was a non-operating public shell. Net assets of b2bstores.com on the date of Merger were $22,255,111, consisting primarily of cash of $22,285,064. Additionally, as a condition of the Merger, intercompany indebtedness of $9,581,110 existing between IVAX and the pre-merger Diagnostics was contributed to capital. For accounting purposes, the Merger was accounted for as sale of stock for cash. The historical financial statements prior to the acquisition are those of the pre-merger Diagnostics with retroactive restatement, as if a stock split occurred, to reflect the 20,000,000 shares of b2bstores.com common stock that IVAX received in the Merger as outstanding for all periods presented. Following the Merger, IVAX' 20,000,000 shares of the Company represents approximately 70% of the issued and outstanding shares of the Company.

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

Substantially all cash, cash equivalents and marketable securities are presently held at one national securities brokerage firm. Accordingly, the Company is subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver the Company's securities or if the brokerage firm should become bankrupt or otherwise insolvent. The Company only invests in select money market instruments, municipal securities and corporate issuers.

(4) INVENTORIES:
---------------

Inventories consist of the following:

                                                                    March 31,         December 31,
                                                                      2002                2001
                                                                 -------------        -------------
                  Raw materials                                  $   1,179,573        $   1,044,346
                  Work-in-process                                      463,127              478,860
                  Finished goods                                     1,030,931            1,334,083
                                                                 -------------        -------------
                     Total inventories                           $   2,673,631        $   2,857,289
                                                                 =============       ==============

(5) CONCENTRATION OF CREDIT RISK:
--------------------------------

The Company performs periodic credit evaluations of its customers' financial condition and provides allowances for doubtful accounts as required. One customer (Sigma Diagnostics, Inc., a wholly-owned subsidiary of Sigma-Aldrich Corporation) accounted for 7.0% and 42.6% of the Company's net revenues for three months ended March 31, 2002 and 2001, respectively. The customer and the Company entered into a contract in April 1999, pursuant to which the customer agreed to purchase minimum levels of the Company's instrumentation products during the three-year period beginning May 1, 1999. Twice during the year 2000 the Company's largest customer suspended its purchases of instruments while representatives of the Company and the customer resolved certain product issues. The first suspension lasted for a period of approximately four months. The second suspension began in October 2000 and ended in January 2001. Beginning in the third quarter of 2001 and continuing through the three months ended March 31, 2002 the customer has made no purchases of instruments based upon its determination that it had an adequate level of instruments in inventory.

In addition, in October 2000, the customer and the Company entered into a three year contract pursuant to which the Company agreed to sell certain infectious disease diagnostic kits under a private-label arrangement. The customer is not required to make a minimum level of purchases under this private-label arrangement.

On March 21, 2002, the Company announced that it had signed a non-binding letter of intent with Sigma Diagnostics, pursuant to which the Company would acquire Sigma Diagnostics' global enzyme immunoassay product line (See Note 12). Under previous agreements with Sigma Diagnostics the Company sold enzyme immunoassay instrumentation and reagents to Sigma Diagnostics which they marketed throughout the world. Upon the consummation of the transaction with Sigma Diagnostics, reagents and instrumentation would no longer be sold by the Company to Sigma Diagnostics, which had been the Company's largest customer for the past three years. Instead, the Company intends to sell enzyme immunoassay instrumentation and reagents directly to Sigma Diagnostics' enzyme immunoassay customer base. Upon the consummation of the transaction with Sigma Diagnostics, the previous agreements with Sigma Diagnostics would be terminated. There can be no assurance that the Company will be able to replace its largest customer or sucessfully integrate the acquired assets into the Company's business.

Any failure to do so could have a material adverse effect on the Company's business, prospects, operating results, and financial condition.

The Company's accounts receivables are generated from sales made from both the United States and Italy. As of March 31, 2002 and December 31, 2001, $2,902,765 and $2,561,948, respectively, of the Company's net accounts receivable were due in Italy. Of the total net accounts receivable, 69.1% at March 31, 2002 and 66.8% at December 31, 2001 were due from hospitals and laboratories controlled by the Italian government.

(6) LOSS PER SHARE:
------------------

A reconciliation of the denominator of the basic and diluted loss per share computation for loss from continuing operations is as follows:

Three Months Ended March 31,                                         2002           2001
                                                                  ----------     ----------
Basic and diluted weighted average shares outstanding             28,635,652     28,621,643

Not included in the calculation of diluted loss per
   share because their impact is antidilutive:
   Stock options outstanding                                       2,134,128      2,779,676

(7) INCOME TAXES:
----------------

Through March 14, 2001, the Company reported its income taxes as part of a consolidated group with IVAX. For financial statement purposes, the Company accounted for income taxes on a stand-alone basis as though the Company had filed its own income tax returns in the first quarter of 2001. Effective March 14, 2001 as a result of the Merger, the Company is no longer included in the consolidated income tax returns of IVAX.

The provision for income taxes consists of the following:

Three Months Ended March 31,                                         2002           2001
                                                                  ----------     ----------
         Current:
             Foreign                                              $   33,322     $  288,800
                                                                  ==========     ==========

The Company's income tax provisions for the three months ended March 31, 2002 and 2001 were different from the amount computed on the loss before provision for income taxes at the statutory rate of 35% primarily due to the non-recognition of the benefits of domestic taxable losses. Included in the loss before provision for income taxes was nondeductible stock option compensation expense of $148,650 and $1,040,534 in the three months ended March 31, 2002 and 2001, respectively.

The Company has established a full valuation allowance on its net domestic deferred tax assets, which are primarily comprised of net operating loss carryforwards. The portion of these domestic net operating loss carryforwards generated prior to March 14, 2001 were utilized by IVAX. On a separate return basis, no recognition of that utilization is reflected in the accompanying consolidated financial statements. Net operating losses generated by the Company after March 14, 2001 are approximately $4,657,000 and $4,010,000 at March 31, 2002 and December 31, 2001, respectively and are available for use prior to their expiration in 2021. Foreign deferred tax assets totaled $612,000 and $624,770 at March 31, 2002 and December 31, 2001, respectively. Realization of the net deferred tax asset is dependent upon generating sufficient future taxable income. Although realization is not assured, management believes that it is more likely than not that the net deferred tax asset will be realized.

(8) COMPREHENSIVE LOSS:
----------------------

The components of the Company's comprehensive loss are as follows:

Three Months Ended March 31,                         2002            2001
                                                  ----------     ------------

    Net income                                    $ (714,272)    $ (1,320,119)
    Foreign currency translations adjustments        (97,660)        (343,635)
                                                  ----------     ------------

    Comprehensive loss                            $ (811,932)    $ (1,663,754)
                                                  ==========     ============

(9) SEGMENT INFORMATION:
-----------------------

The Company's management reviews financial information, allocates resources and manages its business by geographic region. The Domestic region, which includes corporate expenditures, contains the Company's subsidiaries in the United States. The Italian region contains subsidiaries located in Italy. The information provided is based on internal reports and was developed and utilized by management for the sole purpose of tracking trends and changes in the results of the regions. The information, including the allocations of expense and overhead, was calculated based on a management approach and may not reflect the actual economic costs, contributions or results of operations of the regions as stand-alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the regions might differ but the relative trends would, in management's view, likely not be materially impacted. The table below sets forth net revenue, income from operations and assets by region.

Net Revenues by Region
Period Ended March 31,                               Three months
                                                  2002          2001
                                              ------------  ------------
Domestic
      External net revenues                   $  1,317,495  $  1,214,062
      Intercompany revenues                        174,085       176,783
                                              ------------  ------------
                                                 1,491,580     1,390,845
                                              ------------  ------------
Italian
      External net revenues                      1,188,793     2,073,783
      Intercompany revenues                        291,625       118,293
                                              ------------  ------------
                                                 1,480,418     2,192,076
                                              ------------  ------------

Elimination                                       (465,710)     (295,076)
                                              ------------  ------------
Consolidated net revenues                     $  2,506,288  $  3,287,845
                                              ============  ============


Income (Loss) from Operations by Region
Period Ended March 31,                               Three months
                                                  2002          2001
                                              ------------  ------------

Domestic                                      $   (844,421) $ (1,577,084)
Italian                                             59,360       492,211
Elimination                                        (47,617)        5,754
                                              ------------  ------------
Loss from operations                          $   (832,678) $ (1,079,119)
                                              ============  ============

Income (Loss) from Operations by Region
Period Ended March 31,                                   Three months

                                                           March 31,
Total Assets                                         2002             2001
                                                 ------------     -------------

Domestic                                         $ 27,855,329     $  29,497,479
Italian                                            11,763,867        12,263,954
Elimination                                          (232,795)          (42,364)
                                                 ------------     -------------
Total assets                                     $ 39,386,401     $  41,719,069
                                                 ============     =============

(10) COMMITMENTS AND CONTIGENCIES:
---------------------------------

On March 2, 2001, b2bstores.com received notice that a shareholder of b2bstores.com filed a lawsuit against b2bstores.com and two of its directors. The lawsuit alleges that b2bstores.com violated certain aspects of Section 14(a) of the Securities Exchange Act of 1934, as amended, and that certain directors breached their fiduciary duties in connection with the Merger described in Note
2. The suit seeks the court's determination of declaratory relief as to whether
(i) the proxy statement materials sent to shareholders should be considered null, void and unenforceable, (ii) the Merger, if accomplished based on the use of the proxy materials, should be set aside, and (iii) the termination fee of $1.0 million, as defined in the Merger Agreement, shall be found void. The directors and officers of the Company deny the allegations and intend to vigorously defend such claims, but the ultimate outcome of any such legal proceeding cannot be determined.

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

(11) RECENTLY ISSUED ACCOUNTING STANDARDS:
-----------------------------------------

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets. It supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 addresses accounting for intangible assets that are acquired individually or with a group of other assets (other than a business combination) upon acquisition. It also addresses accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. Intangible assets that have indefinite lives and goodwill are no longer amortized; rather, they must be tested at least annually for impairment using fair values. This will increase net income by approximately $255,000 per year. Intangible assets that have finite useful lives continue to be amortized over their useful lives. However, management is currently evaluating the extent of impairment, if any, of goodwill as of January 1, 2002, that may need to be recorded. The initial impairment test is expected to be completed by June 30, 2002. The final impairment test, if any, is expected to be completed by December 31, 2002.

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

Effective January 1, 2002, the Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of, and certain provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. It also amends ARB No. 51, Consolidated Financial Statements. SFAS 144 establishes a single accounting model for the accounting for a segment of a business accounted for as a discontinued operation that was not addressed by SFAS 121 and resolves other implementation issues related to SFAS 121. The impact of adoption of this statement did not have a material impact on the Company's consolidated financial statements.

(12) Subsequent Event
---------------------

On May 15, 2002 the Company announced it had consummated the acquisition of the assets of the global enzyme immunoassay (EIA) product line of Sigma Diagnostics (See Note 5) for approximately $2,250,000 and the assumption of certain liabilities. The acquired assets include reagent and instrumentation inventory as well as EIA instrumentation placed at customer locations. As a result of the consummation of the transaction with Sigma Diagnostics, the Company will no longer sell reagents or instrumentation to Sigma Diagnostics, which had been the Company's largest customer for the past three years. Instead, the Company intends to sell EIA instrumentation and reagents directly to Sigma Diagnostics' customer base. Selected employees previously affiliated with Sigma Diagnostics, primarily in the field sales, instrument service and technical support areas, are expected to join the Company. As a result of the consummation of the transaction with Sigma Diagnostics, previous agreements with Sigma Diagnostics have been terminated. There can be no assurance that the Company will be able to replace its largest customer or that the acquired assets will be successfully integrated into the Company's business. Any failure to do so could have a material adverse effect on the Company's business, prospects, operating results and financial condition.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and the unaudited interim consolidated financial statements and the related notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

We have made forward-looking statements, which are subject to risks and uncertainties, in this quarterly report on Form 10-Q. These statements are based on the beliefs and assumptions of our management and on the information currently available to it. Forward-looking statements may be preceded by, followed by, or otherwise include the words "believes," "expects," "anticipates," "intends," "plans," "estimates," "projects," "would," "should," or similar expressions or statements that certain events or conditions "may" occur. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by these forward-looking statements. These forward-looking statements are based largely on our expectations and the beliefs and assumptions of our management and on the information currently available to it and are subject to a number of risks and uncertainties, including, but not limited to, the risks and uncertainties associated with: economic, competitive, political, governmental and other factors affecting us and our operations, markets and products; the success of technological, strategic and business initiatives; our limited operating revenues and history of operational losses; our agreements with IVAX, third party distributors and key personnel; consolidation of our customers and reimbursement policies of governmental and private third parties affecting our operations, markets and products; price constraints imposed by our customers, governmental and private third parties; our ability to replace our largest customer; our ability to consummate potential acquisitions of businesses or products; our ability to integrate acquired assets, businesses or products; political and economic instability and foreign currency fluctuation affecting our foreign operations; the holding of substantially all of our cash and cash equivalents at a single brokerage firm, including risks relating to the bankruptcy or insolvency of such brokerage firm; litigation regarding intellectual property rights and product liability; voting control of our common stock by IVAX; conflicts of interest with IVAX and with our officers, directors and employees; and other factors discussed elsewhere in this quarterly report on Form 10-Q. Many of these factors are beyond our control.

                             RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

NET REVENUES AND GROSS PROFIT

Net revenue for the three months ended March 31, 2002 totaled $2,506,000, a decrease of $782,000, or 23.8%, from the $3,288,000 reported in the prior year comparable period. This decrease was comprised of a decrease of $885,000 in external net revenue from Italian operations partially offset by an increase in external net revenue of $103,000 from domestic operations. External net revenue from Italian operations totaled $1,189,000 for the three months ended March 31, 2002, compared to $2,074,000 for the three months ended March 31, 2001. This 42.7% decrease was primarily attributable to decreased sales volume of instrumentation products from our largest customer, Sigma Diagnostics, as further discussed in Note 5. Domestic operations generated external net revenue of $1,317,000 for the three months ended March 31, 2002, compared to $1,214,000 for the three months ended March 31, 2001. The $103,000, or 8.5% increase, was primarily due to volume increases in revenue from instrumentation placements partially offset by decreased volume of instrument component and raw material antigen sales. Gross profit for the three months ended March 31, 2002 decreased $629,000, or 33.4%, to $1,257,000 (50.2% of net revenue) from $1,886,000 (57.4%
of net revenue) for the three months ended March 31, 2001. This decrease in gross profit was primarily attributable to decreased revenue from sales of instrumentation products. The decrease in gross profit as a percentage of net revenue of 7.2% was also due to lower revenue from sales of instrumentation products, which are generally sold at a higher gross margin.

OPERATING EXPENSES

Selling expenses of $794,000 (31.7% of net revenue) for the three months ended March 31, 2002 were composed of domestic expenses of $452,000 and $342,000 from Italian operations. For the three months ended March 31, 2001, domestic selling expenses were $394,000 while $373,000 was incurred in Italy, totaling $767,000 (23.3% of net revenue). This increase in consolidated selling expenses of $27,000 was primarily due to greater payroll and travel costs related to increased domestic instrument system sales efforts, partially offset by a decrease in selling expenses in Italy due to the effect of foreign exchange rate differences. General and administrative expenses totaled $937,000 (37.4% of net revenue) for the three months ended March 31, 2002, a decrease of $916,000, from $1,853,000 (56.4% of net revenue) for the three months ended March 31, 2001. This decrease was primarily the result of a decrease of $892,000 in stock option compensation expense recognized in accordance with Accounting Principles Board Opinion No. 25, from the conversion of outstanding options under our 1999 Stock Option Plan to non-qualified stock options as a result of the Merger. The remaining $743,000 non-cash compensation cost resulting from such conversion will be expensed over the remaining vesting term of the options through June 30, 2003. This decrease compared to the prior period was also due to professional fees incurred in 2001 associated with the completion of the Merger, partially offset by expenses incurred in the three months ended March 31, 2002 now necessary due to our independent public company structure. Research and development expenses totaled $358,000 for the three months ended March 31, 2002 compared to $282,000 for the three months ended March 31, 2001, representing 14.3% and 8.6% of net revenues, respectively. The increase of $76,000 was partially the result of an increase in domestic research and development expenses to $292,000 in the three months ended March 31, 2002 from $249,000 in the three months ended March 31, 2001 as well as an increase in Italian research and development expenses to $66,000 in the three months ended March 31, 2002 from $33,000 in the three months ended March 31, 2001. This increase was the result of increased research related to instrumentation products. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. Goodwill amortization, which totaled $64,000 in the three months ended March 31, 2001, was not recorded in the three months ended March 31, 2002 due to the adoption of SFAS 142 (See Note 11).

OPERATING LOSS

Operating loss was $833,000 for the three months ended March 31, 2002 compared to operating loss of $1,079,000 in the three months ended March 31, 2001. Exclusive of intersegment elimination adjustments that increased consolidated operating loss by $48,000, operating loss in the three months ended March 31, 2002 was composed of an operating loss of $844,000 for domestic operations and operating income of $59,000 from Italian operations. Excluding intersegment elimination adjustments that reduced consolidated operating loss by $6,000 in the three months ended March 31, 2001, domestic operations incurred an operating loss of $1,577,000 while Italian operations generated operating income of $492,000.

OTHER INCOME (EXPENSE)

Interest income increased to $167,000 for the three months ended March 31, 2002 from $79,000 for the three months ended March 31, 2001. The increase was primarily due to interest earned on cash received in the Merger for the full three months ended March 31, 2002 compared to the prior year period that began with the Merger date and ending March 31, 2001. This increase was partially offset by lower interest rates in 2002 as well as a reduction in cash, cash equivalents and marketable securities. Interest expense - related party was $0 in the three months ended March 31, 2002 compared to $93,000 for the three months ended March 31, 2001. The related party interest expense was incurred on intercompany advances from IVAX. As a result of the Merger, intercompany advances from IVAX were contributed to capital. Other expense, net, totaled $15,000 during the three months ended March 31, 2002, compared to other income, net, of $62,000 during the three months ended March 31, 2001, a decrease of $77,000. This decrease was due to larger net foreign currency gains recognized in 2001 on transactions by our Italian subsidiary, which were denominated in currencies other than its functional currency.

                        LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, our working capital was $27,215,000 compared to $27,812,000 at December 31, 2001. Cash and cash equivalents totaled $20,539,000 at March 31, 2002, as compared to $23,282,000 at December 31, 2001. Additionally, our investment in marketable securities totaled $2,050,000 at March 31, 2002. Substantially all cash, cash equivalents and marketable securities are presently held at one national securities brokerage firm. Accordingly, we are subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver our securities or if the brokerage firm should become bankrupt or otherwise insolvent. We only invest in select money market instruments, municipal securities and corporate issuers.

Net cash flows of $540,000 were used in operating activities during the three months ended March 31, 2002, compared to $30,000 that was provided from operating activities during the three months ended March 31, 2001. The increase in cash used in operating activities during the three months ended March 31, 2002 compared to the same period of the prior year was primarily the result of a decrease in cash received from accounts receivable collections and reduced operating results adjusted for non-cash items, partially offset by a reduction in other current assets.

Net cash flows of $2,252,000 were used in investing activities during the three months ended March 31, 2002, as compared to $229,000 used during the same period of the prior year. The increase in cash used was primarily the result of the investment in marketable securities.

Net cash flows of $82,000 were provided by financing activities during the three months ended March 31, 2002, compared to $24,049,000 provided during the same period of 2001. The decrease in cash provided was primarily due to cash of $22,285,000 that was included in net assets acquired in the Merger. Other differences in net cash flows provided by financing activities is primarily due to a decrease in funds received from IVAX.

Our product research and development expenditures are expected to be approximately $1,600,000 during 2002, subject to adjustment as a result of the consummation of our transaction with Sigma Diagnostics, as described below. Actual expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. There can be no assurance that we will successfully complete products under development, that we will be able to obtain regulatory approval for any such products, or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed. In addition, we expect to spend approximately $350,000 in fiscal 2002 to improve and expand our equipment and facilities, subject to adjustment as a result of the consummation of our transaction with Sigma Diagnostics.

Our principal source of short term liquidity is existing cash, cash equivalents and marketable securities received as a result of the completion of the Merger, which we believe will be sufficient to meet our operating needs and anticipated capital expenditures over the short term. For the long term, we intend to utilize principally existing cash and cash equivalents as well as internally generated funds, which are anticipated to be derived primarily from the sale of existing diagnostic and instrumentation products and diagnostic and instrumentation products currently under development. To the extent that the aforementioned sources of liquidity are insufficient, we may consider issuing debt or equity securities or curtailing or reducing our operations.

In April 1999, we entered into a three year contract with Sigma Diagnostics, pursuant to which Sigma Diagnostics agreed to purchase from us a minimum number of scientific instruments per year. Twice during the year 2000, Sigma Diagnostics notified us that it desired to suspend shipments of instruments while our representatives and Sigma Diagnostics' representatives resolved certain product issues. The first suspension lasted for a period of approximately four months. The second suspension began in October 2000 and ended in January 2001. During the last six months of 2001 and to date in 2002, Sigma Diagnostics made no purchases of instruments based upon its determination that it had an adequate level of instruments in inventory. In addition, in October 2000, we entered into a three year contract with Sigma Diagnostics pursuant to which we agreed to sell to Sigma Diagnostics certain infectious disease diagnostic kits under a private-label arrangement. Sigma Diagnostics was not required to make a minimum level of purchases under this private-label arrangement. During the three months ended March 31, 2002 and 2001 our net revenues from such sales of instruments, replacement parts and diagnostic kits represented 7.0% and 42.6%, respectively, of our total net revenues for such periods.

On March 21, 2002, we announced that we had signed a non-binding letter of intent with Sigma Diagnostics pursuant to which we would acquire Sigma Diagnostics' global enzyme immunoassay product line (See Note 12). Under previous agreements with Sigma Diagnostics, which are described above, we sold enzyme immunoassay instrumentation and reagents to Sigma Diagnostics which they marketed throughout the world. Upon the consummation of the transaction with Sigma Diagnostics, we will no longer sell reagents or instrumentation to Sigma Diagnostics, which had been our largest customer for the past three years. Instead, we intend to sell enzyme immunoassay instrumentation and reagents directly to Sigma Diagnostics' enzyme immunoassay customer base. Upon the consummation of the transaction with Sigma Diagnostics, our previous agreements with Sigma Diagnostics would be terminated. There can be no assurance that we will be able to replace our largest customer or successfully integrate the acquired assets into our business. Any failure to do so could have a material adverse effect on our business, prospects, operating results, and financial condition.

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

Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," we are required to analyze our goodwill for impairment issues during the first six months of fiscal 2002, and on a periodic basis thereafter. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows, including current and projected levels of income, business trends, prospects and market conditions, to determine the fair value of the respected assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Any resulting impairment loss would be recorded as a charge against our earnings and could have a material adverse impact of our financial condition and results of operations.

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

                     RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 2002 we adopted Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 addresses accounting for intangible assets that are acquired individually or with a group of other assets (other than a business combination) upon acquisition. It also addresses accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. Intangible assets that have indefinite lives and goodwill will no longer be amortized; rather, they must be tested at least annually for impairment using fair values. Intangible assets that have finite useful lives will be amortized over their useful lives. On January 1, 2002 amortization of goodwill acquired prior to June 30, 2001 ceased. This will increase net income by approximately $255,000 per year. However, management is currently evaluating the extent of impairment, if any, of intangible assets with indefinite lives and goodwill as of January 1, 2002, that may need to be recorded. The initial impairment test is expected to be completed by June 30, 2002. The final impairment test, if any, is expected to be completed by December 31, 2002.

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

Effective January 1, 2002 we adopted SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of, and certain provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. It also amends ARB No. 51, Consolidated Financial Statements. SFAS 144 establishes a single accounting model for the accounting for a segment of a business accounted for as a discontinued operation that was not addressed by SFAS 121 and resolves other implementation issues related to SFAS 121. The impact of adoption of this statement did not have a material impact on the Company's consolidated financial statements.

                             CURRENCY FLUCTUATIONS

For the three months ended March 31, 2002 and 2001, approximately 46.5% and 29.1%, respectively, of our net revenues were generated in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the strength of the United States dollar against the Euro resulted in a decline of approximately $77,000 in net revenues for the three months ended March 31, 2002 compared to the same period of the prior year. During the three months ended March 31, 2002 and 2001, none of our subsidiaries were domiciled in highly inflationary environments. The effects of inflation on consolidated net revenues and operating income were not significant.

For the three months ended March 31, 2002, Delta represented 47.4% of our net revenues. Conducting an international business inherently involves a number of difficulties, risks, and uncertainties, such as export and trade restrictions, inconsistent and changing regulatory requirements, tariffs and other trade barriers, cultural issues, longer payment cycles, problems in collecting accounts receivable, political instability, local economic downturns, seasonal reductions in business activity in Europe during the traditional summer vacation months, and potentially adverse tax consequences.

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

                                 INCOME TAXES

We recognized a tax provision of $33,000 and $289,000 for the three months ended March 31, 2002 and 2001, respectively, which related to foreign operations. Through March 14, 2001, we reported our domestic income taxes as part of a consolidated group with IVAX. All domestic taxable losses generated prior to that date were utilized by IVAX. Effective March 14, 2001, as a result of the merger, we are no longer included in the consolidated income tax returns of IVAX.

For financial statement purposes, we accounted for income taxes on a stand-alone basis as though we had filed our own income tax returns. Our income tax provisions for the three months ended March 31, 2002 and 2001 were different from the amount computed on the loss before provision for income taxes at the

United States federal statutory rate of 35% primarily due to the non-recognition of the benefits of domestic taxable losses which include the previously discussed non-deductible stock option compensation expense.

As of March 31, 2002, we had no net domestic deferred tax asset, as domestic net operating losses generated prior to the Merger were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets generated subsequent to March 14, 2001. The foreign net deferred tax asset was $612,000 at March 31, 2002 and is included in other current assets in the accompanying consolidated balance sheet. Realization of the net deferred tax asset is dependent upon generating sufficient future foreign taxable income. Although realization is not assured, over time we believe we will reach levels of profitability which will permit the net deferred tax asset to be realized.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company.
The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.

Foreign Currency Exchange Rate Risk - The Company is exposed to exchange rate
-----------------------------------
risk when its Italian subsidiary enters into transactions denominated in currencies other than its functional currency

Interest Rate Risk - The Company does not have debt obligations. The Company
------------------
believes that its exposure to market risk relating to interest rate risk is not material.

Commodity Price Risk - The Company does not believe it is subject to any
--------------------
material risk associated with commodity prices.

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

(a)      Exhibits
         --------

         None

(b)      Reports on Form 8-K
         -------------------

         None

                                  Signatures
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            IVAX Diagnostics, Inc.



Date: May 15, 2002                      By: /s/ Mark Deutsch
                                            -----------------------------
                                            Mark Deutsch
                                            Vice President-Finance
                                            Chief Financial Officer