Form 10-Q
period 2002-06-30
IVAX DIAGNOSTICS INC
filed 2002-08-09
CIK 1095858

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002


                         Commission File Number 1-14798


                             IVAX DIAGNOSTICS, INC.

           Delaware                                              11-3500746
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


               2140 North Miami Avenue, Miami, Florida    33127
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                    Yes X       No___
                                       ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         28,647,652 shares of Common Stock, $ .01 par value, outstanding as of August 1, 2002.

                             IVAX DIAGNOSTICS, INC.
                             ----------------------

                                      INDEX

PART I - FINANCIAL INFORMATION                                                       PAGE NO.
                                                                                     --------

     Item 1 - Financial Statements

              Consolidated Balance Sheets as of June 30, 2002
              and December 31, 2001                                                    2

              Consolidated Statements of Operations
              for the three months and six months ended June 30, 2002 and 2001         3

              Consolidated Statements of Cash Flows
              for the six months ended June 30, 2002 and 2001                          4

              Notes to Consolidated Financial Statements                               6

     Item 2 - Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                   12

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk              21


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                                       22

     Item 4 - Submission of Matters to a Vote of Security Holders                     22

     Item 6 - Exhibits and Reports on Form 8-K                                        23

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                     IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     June 30,          December 31,
                                                                                       2002                2001
                                                                                  --------------      --------------
                                                                                    (Unaudited)
                                 ASSETS
                                 ------
Current assets:
    Cash and cash equivalents                                                     $   19,509,005      $   23,282,155
    Accounts receivable, net of allowances for doubtful
       accounts of $2,219,485 in 2002 and $1,911,395 in 2001                           4,758,151           3,192,782
    Inventories                                                                        4,698,380           2,857,289
    Other current assets                                                               1,516,717           1,428,493
                                                                                  --------------      --------------
       Total current assets                                                           30,482,253          30,760,719

Property, plant and equipment, net                                                     1,646,616           1,458,702
Goodwill, net                                                                          6,824,542           6,878,199
Equipment on lease                                                                     1,341,966             856,439
Other assets                                                                              79,329             192,469
                                                                                  --------------      --------------
       Total assets                                                               $   40,374,706      $   40,146,528
                                                                                  ==============      ==============


                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

Current liabilities:
    Accounts payable                                                              $      956,014      $      801,392
    Accrued expenses and other current liabilities                                     2,812,096           2,147,559
                                                                                  --------------      --------------
       Total current liabilities                                                       3,768,110           2,948,951
                                                                                  --------------      --------------

Other long-term liabilities                                                              379,438             397,674
                                                                                  --------------      --------------

Commitments and contingencies (Note 10)

Shareholders' equity:
    Common stock, $0.01 par value, authorized 50,000,000 shares,
       issued and outstanding  28,647,652 in 2002 and 28,635,652 in 2001                 286,476             286,356
    Capital in excess of par value                                                    44,836,402          44,530,462
    Accumulated deficit                                                               (7,045,806)         (5,596,778)
    Accumulated other comprehensive loss                                              (1,849,914)         (2,420,137)
                                                                                 ---------------      --------------
       Total shareholders' equity                                                     36,227,158          36,799,903
                                                                                 ---------------      --------------
       Total liabilities and shareholders' equity                                 $   40,374,706      $   40,146,528
                                                                                 ===============      ==============

  The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                     IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

Period Ended June 30,                                          Three Months                     Six Months
                                                           2002            2001            2002            2001
                                                      --------------   -------------   -------------   -------------
Net  revenues                                          $   3,115,860   $   2,849,283   $   5,622,148   $   6,137,128
Cost of sales                                              1,594,740       1,263,525       2,844,185       2,665,416
                                                      --------------   -------------   -------------   -------------
    Gross profit                                           1,521,120       1,585,758       2,777,963       3,471,712
                                                      --------------   -------------   -------------   -------------

Operating expenses:
    Selling                                                1,121,006         737,858       1,915,099       1,504,697
    General and administrative                               952,345         819,056       1,889,278       2,671,904
    Research and development                                 351,597         327,256         710,092         608,805
    Goodwill amortization                                          -          63,632               -         127,469
                                                       -------------   -------------   -------------   -------------
    Total operating expenses                               2,424,948       1,947,802       4,514,469       4,912,875
                                                      --------------   -------------   -------------   -------------

    Loss from operations                                    (903,828)       (362,044)     (1,736,506)     (1,441,163)

Other income:
    Interest income                                          126,210         276,353         293,016         355,594
    Interest expense - related party                               -               -               -         (93,472)
    Other income, net                                         34,704          11,504          19,626          73,535
                                                      --------------   -------------   -------------   -------------
    Total other income, net                                  160,914         287,857         312,642         335,657
                                                      --------------   -------------   -------------   -------------

    Loss from continuing operations before income
       taxes                                                (742,914)        (74,187)     (1,423,864)     (1,105,506)

Provision (benefit)for income taxes                           (8,158)        125,537          25,164         414,337
                                                      --------------   -------------   -------------   -------------

Net loss                                               $    (734,756)  $    (199,724)  $  (1,449,028)  $  (1,519,843)
                                                      ==============   =============   =============   =============

Basic and diluted loss per common share                $        (.03)  $        (.01)  $        (.05)  $        (.05)
                                                      ==============   =============   =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
  Basic and diluted                                       28,646,531      28,621,643      28,641,122      28,621,643
                                                      ==============   =============   =============   =============



         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        IVAX DIAGNOSTICS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Six Months Ended June 30,                                               2002               2001
                                                                  --------------      --------------
Cash flows from operating activities:
    Net loss                                                      $   (1,449,028)     $   (1,519,843)
    Adjustments to reconcile net loss to net cash
     flows used in operating activities:
       Depreciation and amortization                                     405,731             508,787
       Provision for losses on accounts receivable                       122,654              24,889
       Stock option compensation expense                                 297,300           1,189,183
       Changes in operating assets and liabilities:
           Accounts receivable                                        (1,326,331)            272,705
           Inventories                                                   371,919              67,374
           Other current assets                                           42,655            (175,441)
           Other assets                                                    1,195             (21,256)
           Accounts payable and accrued expenses                         404,007            (477,149)
           Other long-term liabilities                                   (57,845)             29,887
                                                                  --------------      --------------
       Net cash flows used in operating activities                    (1,187,743)           (100,864)
                                                                  --------------      --------------

Cash flows from investing activities:
    Capital expenditures                                                (290,048)           (117,304)
    Acquisition of business                                           (2,258,595)                  -
    Acquisitions of equipment on lease                                  (278,421)           (374,499)
                                                                  --------------      --------------
    Net cash flows used in investing activities                       (2,827,064)           (491,803)
                                                                  --------------      --------------

Cash flows from financing activities:
    Proceeds from sale of common stock                                         -          22,255,111
    Proceeds from stock option exercises                                   8,760                   -
    Change in balance due to IVAX Corporation                             82,000           1,898,695
                                                                  --------------      --------------
       Net cash flows provided by financing activities                    90,760          24,153,806
                                                                  --------------      --------------

Effect of exchange rate changes on cash and cash equivalents             150,897            (387,843)
                                                                  --------------      --------------
Net (decrease) increase in cash and cash equivalents                  (3,773,150)         23,173,296
Cash and cash equivalents at the beginning of the year                23,282,155           1,262,888
                                                                  --------------      --------------
Cash and cash equivalents at the end of the period                $   19,509,005      $   24,436,184
                                                                  ==============      ==============

Supplemental disclosures:
    Interest paid                                                 $            -      $            -
                                                                  ==============      ==============
    Income tax payments                                           $            -      $      639,620
                                                                  ==============      ==============

Supplemental disclosure of non-cash activities:
    Contribution to capital of balance due to IVAX Corporation    $            -      $    9,581,110
                                                                  ==============      ==============


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        IVAX DIAGNOSTICS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (Unaudited)

Six Months Ended June 30,                                  2002           2001
                                                       ------------    ---------


Supplemental disclosure of non-cash activities:
     Acquisition of business:
        Fair value of assets acquired                  $  2,503,595   $        -
        Liabilities assumed                                 245,000            -
                                                       ------------   ----------
        Net assets acquired                            $  2,258,595   $        -
                                                       ============   ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  GENERAL:

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the six months ended June 30, 2002 are not necessarily indicative of the results of operations and cash flows which may be reported for the remainder of 2002. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the IVAX Diagnostics, Inc. ("the Company") Annual Report on Form 10-K for the year ended December 31, 2001.

(2)  MERGER AND ACQUISITION:

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

On May 15, 2002 the Company consummated the acquisition of certain of the assets of the global enzyme immunoassay (EIA) product line of Sigma Diagnostics, Inc. ("Sigma Diagnostics"), a wholly-owned subsidiary of Sigma-Aldrich Corporation, for $2,258,595 and the assumption of certain liabilities. The fair value of assets acquired of $2,258,595 includes reagent and instrumentation inventory as well as EIA instrumentation placed at customer locations. Goodwill was not recorded in this transaction. As a result of the consummation of the transaction with Sigma Diagnostics, the Company will no longer sell reagents or instrumentation to Sigma Diagnostics, which had been the Company's largest customer for the past three years and which had marketed such reagents and instrumentation throughout the world under previous agreements with the Company. Instead, the Company intends to sell EIA instrumentation and reagents directly to Sigma Diagnostics' customer base. Selected employees previously affiliated with Sigma Diagnostics, primarily in the field sales, instrument service and technical support areas, have joined the Company. As a result of the consummation of the transaction with Sigma Diagnostics, the previous agreements with Sigma Diagnostics have been terminated. There can be no assurance that the Company will be able to replace its largest customer or that the acquired assets will be successfully integrated into the Company's business. Any failure to do so could have a material adverse effect on the Company's business, prospects, operating results and financial condition.

(3) CASH EQUIVALENTS AND SHORT-TERM MARKETABLE SECURITIES:

The Company owns certain short-term investments in marketable debt securities with original maturities of three months or less that are classified as "cash equivalents" in the accompanying balance sheets. From time to time, the Company also purchases certain other short term investments in marketable debt securities with maturities greater than three months but less than one year, which are deemed short term, classified as available for sale securities and are recorded at market value using the specific identification method. Unrealized gains and losses, net of tax, are reflected in "Accumulated other comprehensive loss" in the accompanying balance sheets. Realized gains and losses are included in earnings using the specific identification method.

Substantially all cash and cash equivalents are presently held at one national securities brokerage firm. Accordingly, the Company is subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver the Company's securities or if the brokerage firm should become bankrupt or otherwise insolvent. At June 30, 2002 and December 31, 2001, the Company owned no marketable securities. It is the Company's policy to invest in select money market instruments, municipal securities and corporate issuers.

(4) INVENTORIES:

Inventories consist of the following:
                                               June 30,           December 31,
                                                 2002                 2001
                                             -------------        ------------

                  Raw materials              $   1,336,695        $  1,044,346
                  Work-in-process                  435,806             478,860
                  Finished goods                 2,925,879           1,334,083
                                            --------------        ------------
                     Total inventories       $   4,698,380        $  2,857,289
                                            ==============        ============

(5) CONCENTRATION OF CREDIT RISK:

The Company performs periodic credit evaluations of its customers' financial condition and provides allowances for doubtful accounts as required. During the three and six months ended June 30, 2002 none of the Company's customers accounted for 10% or more of the Company's net revenues. Sigma Diagnostics, the Company's largest customer for the past three years, accounted for 31.9% and 37.5% of the Company's net revenues for the three and six months ended June 30, 2001. Comparatively, Sigma Diagnostics accounted for 1.3% and 3.8% of the Company's net revenues for the three and six months ended June 30, 2002. Beginning in the third quarter of 2001 and continuing through the consummation of the Company's transaction with Sigma Diagnostics in May 2002, Sigma Diagnostics made no purchases of instruments based upon its determination that it had an adequate level of instruments in inventory. As described above in Note 2, Merger and Acquisition, the Company acquired certain assets of Sigma Diagnostics' global enzyme immunoassay product line during the second quarter of 2002. There can be no assurance that the Company will be able to replace its largest customer or to successfully integrate the acquired assets into the Company's business. Any failure to do so could have a material adverse effect on the Company's business, prospects, operating results, and financial condition.

The Company's accounts receivables are generated from sales made from both the United States and Italy. As of June 30, 2002 and December 31, 2001, $3,583,067 and $2,561,948, respectively, of the Company's net accounts receivable were due in Italy. Of the Company's total net accounts receivable, 59.7% at June 30, 2002 and 66.8% at December 31, 2001 were due from hospitals and laboratories controlled by the Italian government.

(6) LOSS PER SHARE:

A reconciliation of the denominator of the basic and diluted loss per share computation for loss from continuing operations is as follows:

Period Ended June 30,                                          Three Months                     Six Months
                                                           2002            2001             2002          2001
                                                      --------------  --------------   -------------  --------------
Basic and diluted weighted average shares
    Outstanding                                           28,646,531      28,621,643      28,641,122      28,621,643

Not included in the calculation of diluted
 loss per share because their impact
 is Antidilutive:
    Stock options outstanding                              2,185,028       2,779,676       2,185,028       2,779,676

(7) INCOME TAXES:

Through March 14, 2001, the Company reported its income taxes as part of a consolidated group with IVAX. For financial statement purposes, the Company accounted for income taxes on a stand-alone basis as though the Company had filed its own income tax returns in the first quarter of 2001. Effective March 14, 2001, as a result of the Merger, the Company is no longer included in the consolidated income tax returns of IVAX.


The provision for income taxes consists of the following:

Period Ended June 30,                                          Three Months                     Six Months
                                                           2002            2001            2002            2001
                                                      --------------  --------------  --------------  -------------
         Current:
             Foreign                                  $      (8,158)  $     125,537   $      25,164   $     414,337
                                                      ==============  =============   =============   =============

The Company's income tax provisions for the three months and six months ended June 30, 2002 and 2001 were different from the amount computed on the loss before provision for income taxes at the statutory rate of 35% primarily due to the non-recognition of the benefits of domestic taxable losses. Included in the loss before provision for income taxes was nondeductible stock option compensation expense of $148,650 in both the three months ended June 30, 2002 and 2001, as well as $297,300 and $1,189,184 in the six months ended June 30, 2002 and 2001, respectively.

The Company has established a full valuation allowance on its net domestic deferred tax assets, which are primarily comprised of net operating loss carryforwards. The portion of these domestic net operating loss carryforwards generated prior to March 14, 2001 were utilized by IVAX. On a separate return basis, no recognition of that utilization is reflected in the accompanying consolidated financial statements. Net operating losses generated by the Company after March 14, 2001 are approximately $5,037,000 and

$4,010,000 at June 30, 2002 and December 31, 2001, respectively, and are available for use prior to their expiration in 2021. Foreign deferred tax assets totaled $696,000 and $624,770 at June 30, 2002 and December 31, 2001,
respectively. Realization of the net deferred tax asset is dependent upon generating sufficient future taxable income. Although realization is not assured, management believes that it is more likely than not that the net deferred tax asset will be realized.

(8) COMPREHENSIVE LOSS:

The components of the Company's comprehensive loss are as follows:

Period Ended June 30,                                          Three Months                     Six Months
                                                           2002            2001            2002            2001
                                                      --------------  --------------   -------------   -------------
    Net income                                         $    (734,756)  $    (199,724)  $  (1,449,028)  $  (1,519,843)
    Foreign currency translations adjustments                667,883        (148,909)        570,223        (492,544)
                                                       -------------   -------------   -------------   -------------
    Comprehensive loss                                 $     (66,873)  $    (348,633)  $    (878,805)  $  (2,012,387)
                                                       =============   =============   =============   =============

(9) SEGMENT INFORMATION:

The Company's management reviews financial information, allocates resources and manages its business by geographic region. The Domestic region, which includes corporate expenditures, contains the Company's subsidiaries in the United States. The Italian region contains the Company's subsidiaries located in Italy. The information provided is based on internal reports and was developed and utilized by management for the sole purpose of tracking trends and changes in the results of the regions. The information, including the allocations of expense and overhead, was calculated based on a management approach and may not reflect the actual economic costs, contributions or results of operations of the regions as stand-alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the regions might differ but the relative trends would, in management's view, likely not be materially impacted. The table below sets forth net revenue, income from operations and assets by region.

Net Revenues by Region
Period Ended June 30,                                                 Three Months               Six Months
                                                                  2002         2001          2002          2001
                                                               -----------  -----------   -----------   -----------
Domestic
      External net revenues                                    $ 1,853,370  $ 1,099,134   $ 3,170,865   $ 2,313,196
      Intercompany revenues                                        275,264      201,099       449,349       377,882
                                                               -----------  -----------   -----------   -----------
                                                                 2,128,634    1,300,233     3,620,214     2,691,078
                                                               -----------  -----------   -----------   -----------
Italian
      External net revenues                                      1,262,490    1,750,148     2,451,283     3,823,932
      Intercompany revenues                                         31,759      157,313       323,384       275,606
                                                               -----------  -----------   -----------   -----------
                                                                 1,294,249    1,907,461     2,774,667     4,099,537
                                                               ------------ -----------   -----------   -----------

Elimination                                                       (307,023)    (358,411)     (772,733)     (653,488)
                                                               -----------  -----------   -----------   -----------
Consolidated net revenues                                      $ 3,115,860  $ 2,849,283   $ 5,622,148   $ 6,137,128
                                                               ===========  ===========   ===========   ===========

Income (Loss) from Operations by Region
Period Ended June 30,                                        Three Months               Six Months
                                                          2002         2001          2002          2001
                                                      -----------  -----------   -----------   -----------
Domestic                                             $  (868,047) $  (620,755)  $(1,712,468)  $(2,197,839)
Italian                                                  (53,400)     259,998         5,960       752,209
Elimination                                               17,619       (1,287)      (29,998)        4,467
                                                     -----------  -----------   -----------   -----------
Loss from operations                                 $  (903,828) $  (362,044)  $(1,736,506)  $(1,441,163)
                                                     ===========  ===========   ===========   ===========

                                                                                         June 30,
Total Assets:                                                                      2002          2001
                                                                                -----------   -----------

Domestic                                                                        $27,118,515   $28,971,032
Italian                                                                          13,471,367    12,166,368
Elimination                                                                        (215,176)      (56,474)
                                                                                -----------  ------------
Total assets                                                                    $40,374,706   $41,080,926
                                                                                ===========   ===========

(10) COMMITMENTS AND CONTIGENCIES:

On March 2, 2001, b2bstores.com received notice that a shareholder of b2bstores.com filed a lawsuit against b2bstores.com and two of its directors. The lawsuit alleges that b2bstores.com violated certain aspects of Section 14(a) of the Securities Exchange Act of 1934, as amended, and that certain directors breached their fiduciary duties in connection with the Merger described above in
Note 2, Merger and Acquisition. The suit seeks the court's determination of declaratory relief as to whether (i) the proxy statement materials sent to shareholders should be considered null, void and unenforceable, (ii) the Merger, if accomplished based on the use of the proxy materials, should be set aside, and (iii) the termination fee of $1,000,000, as defined in the Merger Agreement, shall be found void. The directors and officers of the Company deny the allegations and intend to vigorously defend such claims, but the ultimate outcome of any such legal proceeding cannot be determined.

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

(11) RECENTLY ISSUED ACCOUNTING STANDARDS:

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets. It supersedes Accounting Principles Board ("APB") Opinion No. 17, Intangible Assets. SFAS 142 addresses accounting for intangible assets that are acquired individually or with a group of other assets (other than a business combination) upon acquisition. It also addresses accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. Intangible assets that have indefinite lives and goodwill are no longer amortized; rather, they must be tested at least annually for impairment using fair values. On January 1, 2002 amortization of goodwill acquired prior to June 30, 2001 ceased. This will increase the Company's net income by approximately $255,000 per year. Intangible assets that have finite useful lives continue to be amortized over their useful lives. The initial test for impairment of goodwill as of January 1, 2002, was completed during the second quarter and no impairments were indicated. An independent valuation firm was used to perform the test.

Goodwill and Other Intangible Assets - Adoption of SFAS No. 142:

Period Ended June 30,                                               Three Months                 Six Months
                                                                  2002          2001          2002          2001
                                                              -----------   ----------    -----------   --------
Reported net loss                                              $ (734,756)  $ (199,724)   $(1,449,028)  $(1,519,843)
Addback:  Goodwill amortization                                         -       63,632              -       127,469
                                                               ----------   ----------    -----------   -----------
Adjusted net loss                                              $ (734,756)  $ (136,092)   $(1,449,028)  $(1,392,374)
                                                               ==========   ==========    ===========   ===========

Basic and diluted earnings per common share:
    Reported net income                                        $     (.03)  $     (.01)   $      (.05)  $      (.05)
    Goodwill amortization                                               -          .01              -             -
                                                               ----------   ----------    -----------   -----------
    Adjusted net loss                                          $     (.03)  $        -    $      (.05)  $      (.05)
                                                               ==========   ==========    ===========   ===========

The following table displays the changes in the carrying amounts of goodwill by operating segment for the six months ended June 30, 2002:

                                                                              Balance                     Balance
                                                                           December 31,     Foreign       June 30,
                                                                                2001        Exchange        2002
                                                                           -----------    -----------   -----------
Domestic                                                                   $ 2,050,290    $         -   $ 2,050,290
Italian                                                                      4,827,909        (53,657)    4,774,252
                                                                           -----------    -----------   -----------
Consolidated goodwill                                                      $ 6,878,199    $   (53,657)  $ 6,824,542
                                                                           ===========    ===========   ===========


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

                              RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

NET REVENUES AND GROSS PROFIT

Net revenue for the six months ended June 30, 2002 totaled $5,622,000, a decrease of $515,000, or 8.4%, from the $6,137,000 reported in the prior year comparable period. This decrease was comprised of a decrease of $1,373,000 in external net revenue from Italian operations partially offset by an increase in external net revenue of $858,000 from domestic operations. External net revenue from Italian operations totaled $2,451,000 for the six months ended June 30, 2002, compared to $3,824,000 for the six months ended June 30, 2001. This 35.9% decrease was primarily attributable to decreased sales volume of instrumentation products from our former largest customer, Sigma Diagnostics, as further discussed in Note 5, "Concentration of Credit Risk" in the Notes to Consolidated Financial Statements. Domestic operations generated external net revenue of $3,171,000 for the six months ended June 30, 2002, compared to

$2,313,000 for the six months ended June 30, 2001. The $858,000, or 37.1%
increase, was primarily due to revenue from reagents sold to customers obtained as a result of the Company's transaction with Sigma Diagnostics and volume increases in reagent revenue generated from new instrumentation placements, partially offset by decreased volume of instrument component and raw material antigen sales. Gross profit for the six months ended June 30, 2002 decreased $694,000, or 20.0%, to $2,778,000 (49.4% of net revenue) from $3,472,000 (56.6%
of net revenue) for the six months ended June 30, 2001. The decrease in gross profit was primarily attributable to decreased revenue from sales of instrumentation products. This decrease was partially offset by gross profit from revenue from both reagents sold to customers obtained as a result of the Company's transaction with Sigma Diagnostics and new domestic instrumentation placements. The decrease in gross profit as a percentage of net revenue of 7.2% was primarily due to lower revenue from sales of instrumentation products, which are generally sold at a higher gross margin.

OPERATING EXPENSES

Selling expenses of $1,915,000 (34.1% of net revenue) for the six months ended June 30, 2002 were composed of expenses of $1,187,000 from domestic operations and $728,000 from Italian operations. For the six months ended June 30, 2001, domestic selling expenses were $793,000 while $712,000 was incurred in Italy, totaling $1,505,000 (24.5% of net revenue). This increase in consolidated selling expenses of $410,000 was primarily due to greater payroll and travel costs related to the increase in sales personnel obtained as a result of the Company's transaction with Sigma Diagnostics as well as increased domestic instrument system sales efforts. General and administrative expenses totaled $1,889,000 (33.6% of net revenue) for the six months ended June 30, 2002, a decrease of $783,000, from $2,672,000 (43.5% of net revenue) for the six months ended June 30, 2001. This decrease was primarily the result of a decrease of $892,000 in stock option compensation expense recognized in accordance with APB Opinion No. 25, from the conversion of outstanding options under our 1999 Stock Option Plan to non-qualified stock options as a result of the Merger. The remaining $594,000 of non-cash compensation cost resulting from such conversion will be expensed over the remaining vesting term of the options through June 30, 2003. Excluding the effect of stock option compensation expense, general and administrative expenses increased primarily due to certain expenses related to the consummation of the Company's transaction with Sigma Diagnostics as well as expenses now necessary due to the Company's independent public company structure, partially offset by professional fees incurred in 2001 associated with the completion of the Merger. Research and development expenses totaled $710,000 for the six months ended June 30, 2002 compared to $609,000 for the six months ended June 30, 2001, representing 12.6% and 9.9% of net revenues, respectively. The increase of $101,000 was primarily the result of an increase in Italian research and development expenses to $202,000 in the six months ended June 30, 2002 from $83,000 in the six months ended June 30, 2001. This increase was the result of increased research related to instrumentation products. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. Goodwill amortization, which totaled $127,000 in the six months ended June 30, 2001, was not recorded in the six months ended June 30, 2002 due to the adoption of SFAS 142 (See Note 11, "Recently Issued Accounting Standards" in the Notes to Consolidated Financial Statements).

OPERATING LOSS

Operating loss was $1,737,000 for the six months ended June 30, 2002 compared to operating loss of $1,441,000 in the six months ended June 30, 2001. Exclusive of intersegment elimination adjustments, which increased consolidated operating loss by $30,000, operating loss in the six months ended June 30, 2002 was composed of an operating loss of $1,713,000 for domestic operations and operating income of

$6,000 from Italian operations. Excluding intersegment elimination adjustments, which reduced consolidated operating loss by $5,000 in the six months ended June 30, 2001, domestic operations incurred an operating loss of $2,205,000 while Italian operations generated operating income of $759,000.

OTHER INCOME (EXPENSE)

Interest income decreased to $293,000 for the six months ended June 30, 2002 from $356,000 for the six months ended June 30, 2001. The decrease was primarily due to lower interest rates in 2002 as well as a reduction in cash, cash equivalents and marketable securities partially offset by interest earned on cash received in the Merger for the full six months ended June 30, 2002 compared to the prior year period that began with the Merger date and ended June 30, 2001. Interest expense - related party was $0 in the six months ended June 30, 2002 compared to $93,000 for the six months ended June 30, 2001. The related party interest expense was incurred on intercompany advances from IVAX. As a result of the Merger, intercompany advances from IVAX were contributed to capital. Other income, net, totaled $20,000 during the six months ended June 30, 2002, compared to other income, net, of $74,000 during the six months ended June 30, 2001, a decrease of $54,000. This decrease was due to larger net foreign currency gains recognized in 2001 on transactions by our Italian subsidiary, which were denominated in currencies other than its functional currency.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2001

NET REVENUES AND GROSS PROFIT

Net revenue for the three months ended June 30, 2002 totaled $3,116,000, an increase of $267,000, or 9.4%, from the $2,849,000 reported in the prior year comparable period. This increase was comprised of an increase in external net revenue of $754,000 from domestic operations partially offset by a decrease of $487,000 in external net revenue from Italian operations. Domestic operations generated external net revenue of $1,853,000 for the three months ended June 30, 2002, compared to $1,099,000 for the three months ended June 30, 2001. The $754,000, or 68.6% increase, was primarily due to revenue from sales of products obtained as a result of the Company's acquisition of the assets of the EIA product line of Sigma Diagnostics. External net revenue from Italian operations totaled $1,263,000 for the three months ended June 30, 2002, compared to $1,750,000 for the three months ended June 30, 2001. This 27.8% decrease was primarily attributable to decreased sales volume of instrumentation products to our former largest customer, Sigma Diagnostics, as further discussed in Note 5, "Concentration of Credit Risk" in the Notes to Consolidated Financial Statements. Gross profit for the three months ended June 30, 2002 decreased $65,000, or 4.1%, to $1,521,000 (48.8% of net revenue) from $1,586,000 (55.7% of net revenue) for the three months ended June 30, 2001. This decrease in gross profit was primarily attributable to decreased revenue from sales of instrumentation products partially offset by gross margin earned on the sale of products obtained as a result of the Company's acquisition of the assets of the EIA product line of Sigma Diagnostics. The decrease in gross profit as a percentage of net revenue of 6.9% was also primarily due to lower revenue from sales of instrumentation products, which were generally sold at higher gross margins.

OPERATING EXPENSES

Selling expenses of $1,121,000 (36.0% of net revenue) for the three months ended June 30, 2002 were composed of expenses of $735,000 from domestic operations and $386,000 from Italian operations. For the three months ended June 30, 2001, domestic selling expenses were $399,000 while $339,000 was incurred in Italy, totaling $738,000 (25.9% of net revenue). This increase in consolidated selling expenses of

$383,000 was primarily due to greater payroll and travel costs related to the expansion of the domestic sales force primarily as a result of the sale of products acquired as a result of the Company's acquisition of the assets of the EIA product line of Sigma Diagnostics as well as due to the Company's ongoing domestic sales efforts. General and administrative expenses totaled $952,000 (30.6% of net revenue) for the three months ended June 30, 2002, an increase of $133,000, from $819,000 (28.8% of net revenue) for the three months ended June 30, 2001. This increase compared to the prior period was primarily due to expenses associated with the Company's transaction with Sigma Diagnostics as well as an increase in reserve for bad debts incurred in the three months ended June 30, 2002. Research and development expenses totaled $352,000 for the three months ended June 30, 2002 compared to $327,000 for the three months ended June 30, 2001, representing 11.3% and 11.5% of net revenues, respectively. The increase of $25,000 was the result of an increase in Italian research and development expenses to $136,000 in the three months ended June 30, 2002 from $50,000 in the three months ended June 30, 2001 partially offset by a decrease in domestic research and development expenses to $216,000 in the three months ended June 30, 2002 from $277,000 in the three months ended June 30, 2001. This increase was the result of increased research related to instrumentation products. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. Goodwill amortization, which totaled $64,000 in the three months ended June 30, 2001, was not recorded in the three months ended June 30, 2002 due to the adoption of SFAS 142 (See Note 11, "Recently Issued Accounting Standards" in the Notes to Consolidated Financial Statements).

OPERATING LOSS

Operating loss was $904,000 for the three months ended June 30, 2002 compared to operating loss of $362,000 in the three months ended June 30, 2001. Exclusive of intersegment elimination adjustments, which decreased consolidated operating loss by $17,000, operating loss in the three months ended June 30, 2002 was composed of operating losses of $868,000 for domestic operations and $53,000 from Italian operations. Excluding intersegment elimination adjustments, which increased consolidated operating loss by $1,000 in the three months ended June 30, 2001, domestic operations incurred an operating loss of $628,000 while Italian operations generated operating income of $267,000.

OTHER INCOME (EXPENSE)

Interest income decreased to $126,000 for the three months ended June 30, 2002 from $276,000 for the three months ended June 30, 2001. The decrease was primarily due to lower interest rates in 2002 as well as a reduction in cash, cash equivalents and marketable securities. Other income, net, totaled $35,000 during the three months ended June 30, 2002, compared to other income, net, of $12,000 during the three months ended June 30, 2001, an increase of $23,000. This increase was due to larger net foreign currency gains recognized in 2002 on transactions by our Italian subsidiary, which were denominated in currencies other than its functional currency.

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, our working capital was $26,714,000 compared to $27,812,000 at December 31, 2001. Cash and cash equivalents totaled $19,509,000 at June 30, 2002, as compared to $23,282,000 at December 31, 2001. Substantially all cash and cash equivalents are presently held at one national securities brokerage firm. Accordingly, we are subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver our securities or if the brokerage firm should become bankrupt or otherwise insolvent. We only invest in select money market instruments, municipal securities and corporate issuers.

Net cash flows of $1,188,000 were used in operating activities during the six months ended June 30, 2002, compared to $101,000 that was used during the six months ended June 30, 2001. The increase in cash used in operating activities during the six months ended June 30, 2002 compared to the same period of the prior year was primarily the result of a decrease in cash received from accounts receivable collections, which include the effects of sales made to customers obtained as a result of our transaction with Sigma Diagnostics as well as reduced operating results adjusted for non-cash items. These increases were partially offset by a reduction in cash utilized during the six months ended June 30, 2002 compared to the same period of the prior year for accounts payable and accrued expenses and inventory purchases.

Net cash flows of $2,827,000 were used in investing activities during the six months ended June 30, 2002, as compared to $492,000 used during the same period of the prior year. The increase in cash used was primarily the result our acquisition of the net assets of the EIA product line of Sigma Diagnostics.

Net cash flows of $91,000 were provided by financing activities during the six months ended June 30, 2002, compared to $24,154,000 provided during the same period of 2001. The decrease in cash provided was primarily due to cash of $22,285,000 that was included in net assets acquired in the Merger. Other differences in net cash flows provided by financing activities are primarily due to a decrease in funds received from IVAX.

Our product research and development expenditures are expected to be approximately $1,600,000 during 2002. Actual expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. There can be no assurance that we will successfully complete products under development, that we will be able to obtain regulatory approval for any such products, or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed. In addition, we have increased our fiscal 2002 estimate of cash required to improve and expand our facilities, equipment and information systems to $500,000, primarily as a result of expenditures relating to our efforts to integrate into our operations the assets of the EIA product line of Sigma Diagnostics. There can be no assurance that we will be able to successfully integrate into our operations the assets of the EIA product line of Sigma Diagnostics.

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

On May 15, 2002, we consummated our acquisition of certain of the assets of the global EIA product line of Sigma Diagnostics (See Note 2, "Merger and Acquisition" in the Notes to Consolidated Financial Statements) for approximately $2,259,000 and the assumption of certain liabilities. Under previous agreements with Sigma Diagnostics, we sold enzyme immunoassay instrumentation and reagents to Sigma Diagnostics which they marketed throughout the world. Upon the consummation of the transaction with Sigma Diagnostics, our previous agreements with Sigma Diagnostics were terminated. As described in Note 5, "Concentration of Credit Risk" in the Notes to Consolidated Financial Statements, Sigma Diagnostics had been our largest customer for the past three years. During the six months ended June 30, 2002 and 2001 our net revenues from Sigma Diagnostics for sales of instruments, replacement parts and diagnostic kits represented 3.8% and 37.5%, respectively, of our total net revenues for such periods. There can be no assurance that we will be able to replace our largest customer or successfully integrate the acquired assets into our business. Any failure to do so could have a material adverse effect on our business, prospects, operating results, and financial condition.

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

Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," we analyzed our goodwill for impairment issues during the first six months of fiscal 2002 (See Note 11, "Recently Issued Accounting Standards" in the Notes to Consolidated Financial Statements) and will continue to do so in future periods on a periodic basis. In assessing the recoverability of our goodwill and other intangibles we made assumptions regarding estimated future cash flows, including current and projected levels of income, business trends, prospects and market conditions, to determine the fair value of the respected assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Any resulting impairment loss would be recorded as a charge against our earnings and could have a material adverse impact of our financial condition and results of operations.

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

                      RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 2002 we adopted SFAS 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 addresses accounting for intangible assets that are acquired individually or with a group of other assets (other than a business combination) upon acquisition. It also addresses accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. Intangible assets that have indefinite lives and goodwill will no longer be amortized; rather, they must be tested at least annually for impairment using fair values. Intangible assets that have finite useful lives will be amortized over their useful lives. On January 1, 2002 amortization of goodwill acquired prior to June 30, 2001 ceased. This will increase net income by approximately $255,000 per year. The initial test for impairment of goodwill as of January 1, 2002 was completed during the second quarter and no impairments were indicated. An independent valuation firm was used to perform the test.

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

                              CURRENCY FLUCTUATIONS

For the six months ended June 30, 2002 and 2001, approximately 43.2% and 30.6%, respectively, of our net revenues were generated in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. There was no material effect in net revenues caused by exchange rate differences resulting from the strength or weakness of the United States dollar against the Euro for the six months ended June 30, 2002 compared to the same period of the prior year. During the six months ended June 30, 2002 and 2001, no of subsidiary was domiciled in a highly inflationary environment. The effects of inflation on consolidated net revenues and operating income were not significant.

For the six months ended June 30, 2002, Delta represented 43.6% of our net revenues. Conducting an international business inherently involves a number of difficulties, risks, and uncertainties, such as export and trade restrictions, inconsistent and changing regulatory requirements, tariffs and other trade barriers, cultural issues, longer payment cycles, problems in collecting accounts receivable, political instability, local economic downturns, seasonal reductions in business activity in Europe during the traditional summer vacation months, and potentially adverse tax consequences.

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

                                  INCOME TAXES

We recognized tax (benefits) provisions of $(8,000) and $126,000 for the three months ended June 30, 2002 and 2001, and $25,000 and $414,000 for the six months ended June 30, 2002 and 2001, respectively, which related to foreign operations. Through March 14, 2001, we reported our domestic income taxes as part of a consolidated group with IVAX. All domestic taxable losses generated prior to that date were utilized by IVAX. Effective March 14, 2001, as a result of the Merger, we are no longer included in the consolidated income tax returns of IVAX.

For financial statement purposes, we accounted for income taxes on a stand-alone basis as though we had filed our own income tax returns. Our income tax provisions for the three and six months ended June 30, 2002 and 2001 were different from the amount computed on the loss before provision for income taxes at the United States federal statutory rate of 35% primarily due to the non-recognition of the benefits of domestic taxable losses which include the previously discussed non-deductible stock option compensation expense.

As of June 30, 2002, we had no net domestic deferred tax asset, as domestic net operating losses generated prior to the Merger were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets generated subsequent to March 14, 2001. The foreign net deferred tax asset was $696,000 at June 30, 2002 and is included in other current assets in the accompanying consolidated balance sheet. Realization of the net deferred tax asset is dependent upon generating sufficient future foreign taxable income. Although realization is not assured, over time we believe we will reach levels of profitability which will permit the net deferred tax asset to be realized.

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

Foreign Currency Exchange Rate Risk - The Company is exposed to exchange rate risk when its Italian subsidiary enters into transactions denominated in currencies other than its functional currency.

Interest Rate Risk - The Company does not have debt obligations. The Company believes that its exposure to market risk relating to interest rate risk is not material.

Commodity Price Risk - The Company does not believe it is subject to any material risk associated with commodity prices.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On March 2, 2001, b2bstores.com received notice that a shareholder of b2bstores.com filed a lawsuit against b2bstores.com and two of its directors. The lawsuit alleges that b2bstores.com violated certain aspects of Section 14(a) of the Securities Exchange Act of 1934, as amended, and that certain directors breached their fiduciary duties in connection with the Merger. The suit seeks the court's determination of declaratory relief as to whether (i) the proxy statement materials sent to shareholders should be considered null, void and unenforceable, (ii) the Merger, if accomplished based on the use of the proxy materials, should be set aside, and (iii) the termination fee of $1,000,000, as defined in the Merger Agreement, shall be found void. The directors and officers of the Company deny the allegations and intend to vigorously defend such claims, but the ultimate outcome of any such legal proceeding cannot be determined.

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

Item 4 - Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders was held on July 12, 2002. The following is a summary of the matters voted on at the annual meeting:

The stockholders voted to amend and restate the Company's Certificate of Incorporation to, among other things, consolidate the previous amendments to the Company's Certificate of Incorporation into one document and permit the Company's Board of Directors to amend the Company's Bylaws without shareholder approval. The number of votes cast for and against the amendment and restatement of the Company's Certificate of Incorporation were as follows:

For                  Against          Abstained                Broker Non-Votes
---                  -------          ---------                ----------------

20,522,126            58,610                ---                     ---

The stockholders voted to re-elect all eight directors to the Company's Board of Directors. The persons elected to the Company's Board of Directors and the number of votes cast for and withheld for each nominee for director were as follows:

Director                       For                   Withheld
--------                       ---                   --------

Jack Borsting, Ph.D.           20,575,726            5,010
Randall K. Davis               20,575,726            5,010
Giorgio D'Urso                 20,575,726            5,010
Neil Flanzraich                20,575,726            5,010
Phillip Frost, M.D.            20,575,726            5,010
John Harley, M.D.              20,575,726            5,010
Jane Hsiao, Ph.D.              20,575,726            5,010
Jay Raubvogel                  20,575,726            5,010

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit
Number   Description
------   -----------

3.2      Amended and Restated Bylaws
99.1     Certificate of Chief Executive Officer
99.2     Certificate of Chief Financial Officer

(b)      Reports on Form 8-K

On June 24, 2002 the Company filed a report on Form 8-K dated June 21, 2002, under Item 4 - Changes in Registrant's Certifying Accountant, reporting it had dismissed its independent certified public accountants, Arthur Andersen LLP, and had engaged the services of Ernst & Young LLP as its new independent auditors for the Company's fiscal year ending December 31, 2002.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           IVAX Diagnostics, Inc.



Date: August 8, 2002                       By: /s/ Mark Deutsch
                                               ---------------------------------
                                               Mark Deutsch
                                               Vice President-Finance
                                               Chief Financial Officer

                                  EXHIBIT INDEX
Exhibit
 Number  Description
-------  -----------
 3.2     Amended and Restated Bylaws

99.1     Certificate of Chief Executive Officer

99.2     Certificate of Chief Financial Officer