Form 10-Q
period 2002-09-30
IVAX DIAGNOSTICS INC
filed 2002-11-13
CIK 1095858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File Number 1-14798

IVAX DIAGNOSTICS, INC.

Delaware	11-3500746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2140 North Miami Avenue, Miami, Florida 33127
(Address of principal executive offices) (Zip Code)

(305) 324-2300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

27,723,579 shares of Common Stock, $.01 par value, outstanding as of November 8, 2002.

IVAX DIAGNOSTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,286,265	$23,282,155
Accounts receivable, net of allowances for doubtful accounts of $2,203,369 in 2002 and $1,911,395 in 2001	5,242,176	3,192,782
Inventories	4,504,597	2,857,289
Other current assets	1,579,381	1,428,493

Total current assets	29,612,419	30,760,719
Property, plant and equipment, net	1,816,864	1,458,702
Goodwill, net	6,827,095	6,878,199
Equipment on lease	1,269,096	856,439
Other assets	61,746	192,469

Total assets	$39,587,220	$40,146,528

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$876,391	$801,392
Accrued expenses and other current liabilities	2,911,379	2,147,559

Total current liabilities	3,787,770	2,948,951

Other long-term liabilities	333,287	397,674

Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding 28,607,052 in 2002 and 28,635,652 in 2001	286,070	286,356
Capital in excess of par value	44,925,424	44,530,462
Accumulated deficit	(7,844,011)	(5,596,778)
Accumulated other comprehensive loss	(1,901,320)	(2,420,137)

Total shareholders’ equity	35,466,163	36,799,903

Total liabilities and shareholders’ equity	$39,587,220	$40,146,528

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Period Ended September 30,	Three Months		Nine months
	2002	2001	2002	2001
Net revenues	$3,904,482	$1,910,013	$9,526,630	$8,047,141
Cost of sales	2,223,389	988,361	5,067,574	3,653,777

Gross profit	1,681,093	921,652	4,459,056	4,393,364

Operating expenses:
Selling	1,326,789	794,178	3,241,888	2,298,875
General and administrative	977,177	841,921	2,866,455	3,513,825
Research and development	398,423	349,989	1,108,515	958,794
Goodwill amortization	—	63,742	—	191,211

Total operating expenses	2,702,389	2,049,830	7,216,858	6,962,705

Loss from operations	(1,021,296)	(1,128,178)	(2,757,802)	(2,569,341)
Other income:
Interest income	96,086	227,575	389,102	583,169
Interest expense – related party	—	—	—	(93,336)
Other income (expense), net	6,299	(21,959)	25,925	51,440

Total other income, net	102,385	205,616	415,027	541,273

Loss from continuing operations before income taxes	(918,911)	(922,562)	(2,342,775)	(2,028,068)
Provision (benefit) for income taxes	(120,706)	(57,904)	(95,542)	356,433

Net loss	$(798,205)	$(864,658)	$(2,247,233)	$(2,384,501)

Basic and diluted loss per common share	$(.03)	$(.03)	$(.08)	$(.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	28,645,430	28,629,061	28,642,563	26,293,079

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine months Ended September 30,	2002	2001
Cash flows from operating activities:
Net loss	$(2,247,233)	$(2,384,501)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	656,263	787,447
Provision for losses on accounts receivable	108,577	36,926
Stock option compensation expense	445,950	1,337,833
Changes in operating assets and liabilities:
Accounts receivable	(1,848,527)	1,324,747
Inventories	321,519	(106,386)
Other current assets	(20,780)	(215,344)
Other assets	1,312	(16,112)
Accounts payable and accrued expenses	438,990	(732,067)
Other long-term liabilities	(101,298)	44,669

Net cash flows (used in) provided by operating activities	(2,245,227)	77,212

Cash flows from investing activities:
Capital expenditures	(491,518)	(157,199)
Investment in marketable securities	—	(2,475,083)
Acquisition of business	(2,211,747)	—
Acquisitions of equipment on lease	(524,042)	(625,019)

Net cash flows used in investing activities	(3,227,307)	(3,257,301)

Cash flows from financing activities:
Proceeds from sale of common stock	—	22,255,111
Proceeds from stock option exercises	8,760	35,863
Repurchase of common stock	(60,034)	—
Change in balance due to IVAX Corporation	82,000	1,898,695

Net cash flows provided by financing activities	30,726	24,189,669

Effect of exchange rate changes on cash and cash equivalents	445,918	(271,144)

Net (decrease) increase in cash and cash equivalents	(4,995,890)	20,738,436
Cash and cash equivalents at the beginning of the year	23,282,155	1,262,888

Cash and cash equivalents at the end of the period	$18,286,265	$22,001,324

Supplemental disclosures:
Interest paid	$—	$—

Income tax payments	$—	$639,620

Supplemental disclosure of non-cash activities:
Contribution to capital of balance due to IVAX Corporation	$—	$9,581,110

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited)

Nine months Ended September 30,	2002	2001
Supplemental disclosure of non-cash activities:
Acquisition of business:
Fair value of assets acquired	$2,456,747	$—
Liabilities assumed	245,000	—

Net assets acquired	$2,211,747	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    GENERAL:

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the nine months ended September 30, 2002 are not necessarily indicative of the results of operations and cash flows which may be reported for the remainder of 2002. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the IVAX Diagnostics, Inc. (“the Company”) Annual Report on Form 10-K for the year ended December 31, 2001.

(2)    MERGER AND ACQUISITION:

On March 14, 2001, b2bstores.com Inc. (“b2bstores.com”), IVAX Corporation (“IVAX” or the “Parent”) and IVAX Diagnostics, Inc., a wholly-owned subsidiary of IVAX at that date, consummated a merger (the “Merger”) of the pre-merger Diagnostics into b2bstores.com pursuant to which all of the issued and outstanding shares of the pre-merger Diagnostics were converted into 20,000,000 shares of b2bstores.com stock and b2bstores.com’s name was changed to IVAX Diagnostics, Inc. Prior to the Merger, b2bstores.com was an internet business services company that was a non-operating public shell. Net assets of b2bstores.com on the date of Merger were $22,255,111, consisting primarily of cash of $22,285,064. Additionally, as a condition of the Merger, intercompany indebtedness of $9,581,110 existing between IVAX and the pre-merger Diagnostics was contributed to capital. For accounting purposes, the Merger was accounted for as sale of stock for cash. The historical financial statements prior to the acquisition are those of the pre-merger Diagnostics with retroactive restatement, as if a stock split occurred, to reflect the 20,000,000 shares of b2bstores.com common stock that IVAX received in the Merger as outstanding for all periods presented. Following the Merger, IVAX’ 20,000,000 shares of the Company represents approximately 70% of the issued and outstanding shares of the Company.

On May 15, 2002 the Company consummated the acquisition of certain of the assets of the global enzyme immunoassay (EIA) product line of Sigma Diagnostics, Inc. (“Sigma Diagnostics”), a wholly-owned subsidiary of Sigma-Aldrich Corporation, for $2,211,747 and the assumption of certain liabilities. The fair value of assets acquired of $2,456,747 includes reagent and instrumentation inventory as well as EIA instrumentation placed at customer locations. Goodwill was not recorded in this transaction. As a result of the consummation of the transaction with Sigma Diagnostics, the Company no longer sells reagents or instrumentation to Sigma Diagnostics, which had been the Company’s largest customer for the past three years and which had marketed such reagents and instrumentation throughout the world under previous agreements with the Company. Instead, the Company sells EIA instrumentation and reagents directly to Sigma Diagnostics’ customer base. Selected employees previously affiliated with Sigma Diagnostics, primarily in the field sales, instrument service and technical support areas, have joined the Company. As a result of the consummation of the transaction with Sigma Diagnostics, the previous agreements with Sigma Diagnostics have been terminated. There can be no assurance that the Company will be able to replace its largest customer or that the acquired assets will be successfully integrated into the Company’s business. Any failure to do so could have a material adverse effect on the Company’s business, prospects, operating results and financial condition.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(3)    CASH EQUIVALENTS AND SHORT-TERM MARKETABLE SECURITIES:

The Company owns certain short-term investments in marketable debt securities with original maturities of three months or less that are classified as “cash equivalents” in the accompanying balance sheets. From time to time, the Company also purchases certain other short term investments in marketable debt securities with maturities greater than three months but less than one year, which are deemed short term, classified as available for sale securities and are recorded at market value using the specific identification method. Unrealized gains and losses, net of tax, are reflected in “Accumulated other comprehensive loss” in the accompanying balance sheets. Realized gains and losses are included in earnings using the specific identification method.

Substantially all cash and cash equivalents are presently held at one national securities brokerage firm. Accordingly, the Company is subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver the Company’s securities or if the brokerage firm should become bankrupt or otherwise insolvent. At September 30, 2002 and December 31, 2001, the Company owned no marketable securities. It is the Company’s policy to invest in select money market instruments, municipal securities and corporate issuers.

(4)    INVENTORIES:

Inventories consist of the following:

	September 30, 2002	December 31, 2001
Raw materials	$1,209,446	$1,044,346
Work-in-process	452,151	478,860
Finished goods	2,843,000	1,334,083

Total inventories	$4,504,597	$2,857,289

(5)    CONCENTRATION OF CREDIT RISK:

The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts as required. During the three and nine months ended September 30, 2002, none of the Company’s customers accounted for 10% or more of the Company’s net revenues. Sigma Diagnostics, the Company’s largest customer for the past three years, accounted for 3.1% and 29.3% of the Company’s net revenues for the three and nine months ended September 30, 2001. Comparatively, Sigma Diagnostics accounted for 0% and 2.3% of the Company’s net revenues for the three and nine months ended September 30, 2002. Beginning in the third quarter of 2001 and continuing through the consummation of the Company’s transaction with Sigma Diagnostics in May 2002, Sigma Diagnostics made no purchases of instruments based upon its determination that it had an adequate level of instruments in inventory. As described above in Note 2, Merger and Acquisition, the Company acquired certain assets of Sigma Diagnostics’ global enzyme immunoassay product line during the second quarter of 2002. There can be no assurance that the Company will be able to replace its largest customer or to successfully integrate the acquired assets into the Company’s business. Any failure to do so could have a material adverse effect on the Company’s business, prospects, operating results, and financial condition.

The Company’s accounts receivables are generated from sales made from both the United States and Italy. As of September 30, 2002 and December 31, 2001, $3,335,439 and $2,561,948, respectively, of the Company’s net accounts receivable were due in Italy. Of the Company’s total net accounts receivable, 53.3% at September 30, 2002 and 66.8% at December 31, 2001 were due from hospitals and laboratories controlled by the Italian government.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(6)    LOSS PER SHARE:

A reconciliation of the denominator of the basic and diluted loss per share computation for loss from continuing operations is as follows:

	Three Months		Nine months
Period Ended September 30,	2002	2001	2002	2001
Basic and diluted weighted average shares outstanding	28,645,430	28,629,061	28,642,563	26,293,079
Not included in the calculation of diluted loss per share because their impact is antidilutive:
Stock options outstanding	2,211,695	2,200,579	2,211,695	2,200,579

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

The provision for income taxes consists of the following:

	Three Months		Nine months
Period Ended September 30,	2002	2001	2002	2001
Current provision (benefit):
Foreign	$(120,706)	$(57,904)	$(95,542)	$356,433

The Company’s income tax provisions for the three months and nine months ended September 30, 2002 and 2001 were different from the amount computed on the loss before provision for income taxes at the statutory rate of 35% primarily due to the non-recognition of the benefits of domestic taxable losses. Included in the loss before provision for income taxes was nondeductible stock option compensation expense of $148,650 in both the three months ended September 30, 2002 and 2001, as well as $445,950 and $1,337,833 in the nine months ended September 30, 2002 and 2001, respectively.

The Company has established a full valuation allowance on its net domestic deferred tax assets, which are primarily comprised of net operating loss carryforwards. The portion of these domestic net operating loss carryforwards generated prior to March 14, 2001 were utilized by IVAX. On a separate return basis, no recognition of that utilization is reflected in the accompanying consolidated financial statements. Net operating losses generated by the Company after March 14, 2001 are approximately $5,464,000 and $4,010,000 at September 30, 2002 and December 31, 2001, respectively and are available for use prior to their expiration in 2021. Foreign deferred tax assets totaled $692,969 and $624,770 at September 30, 2002 and December 31, 2001, respectively. Realization of the net deferred tax asset is dependent upon generating sufficient future taxable income. Although realization is not assured, management believes that it is more likely than not that the net deferred tax asset will be realized.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(8)    COMPREHENSIVE LOSS:

The components of the Company’s comprehensive loss are as follows:

	Three Months		Nine months
Period Ended September 30,	2002	2001	2002	2001
Net income	$(798,205)	$(864,658)	$(2,247,233)	$(2,384,501)
Foreign currency translations adjustments	(51,406)	344,476	518,817	(149,077)
Unrealized loss on marketable securities	—	(596)	—	(596)

Comprehensive loss	$(849,611)	$(520,778)	$(1,728,416)	$(2,534,174)

(9)    SHARE REPURCHASE PROGRAM:

On May 9, 2002 the Company’s Board of Directors approved a program to repurchase up to 1,000,000 shares of the Company’s common stock. The Company began share repurchases during the three months ended September 30, 2002 by repurchasing 40,600 shares at a total cost, including commissions, of $60,034. (See Note 13)

(10)    SEGMENT INFORMATION:

The Company’s management reviews financial information, allocates resources and manages its business by geographic region. The Domestic region, which includes corporate expenditures, contains the Company’s subsidiaries in the United States. The Italian region contains the Company’s subsidiaries located in Italy. The information provided is based on internal reports and was developed and utilized by management for the sole purpose of tracking trends and changes in the results of the regions. The information, including the allocations of expense and overhead, was calculated based on a management approach and may not reflect the actual economic costs, contributions or results of operations of the regions as stand-alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the regions might differ but the relative trends would, in management’s view, likely not be materially impacted. The table below sets forth net revenues, income from operations and assets by region.

	Three Months		Nine months
Net Revenues by Region Period Ended September 30,	2002	2001	2002	2001
Domestic
External net revenues	$2,958,501	$1,095,038	$6,129,366	$3,408,234
Intercompany revenues	146,102	137,470	595,451	515,352

	3,104,603	1,232,508	6,724,817	3,923,586

Italian
External net revenues	945,981	814,975	3,397,264	4,638,906
Intercompany revenues	49,442	293,228	372,826	568,834

	995,423	1,108,203	3,770,090	5,207,740

Elimination	(195,544)	(430,698)	(968,277)	(1,084,185)

Consolidated net revenues	$3,904,482	$1,910,013	$9,526,630	$8,047,141

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Income (Loss) from Operations by Region Period Ended September 30,	Three Months		Nine months
	2002	2001	2002	2001
Domestic	$(715,246)	$(952,741)	$(2,466,932)	$(3,150,580)
Italian	(333,520)	(178,051)	(288,342)	574,158
Elimination	27,470	2,614	(2,528)	7,081

Loss from operations	$(1,021,296)	$(1,128,178)	$(2,757,802)	$(2,569,341)

			September 30,
Total Assets:			2002	2001
Domestic			$26,703,429	$28,800,454
Italian			13,071,497	12,306,703
Elimination			(187,706)	(53,860)

Total assets			$39,587,220	$41,053,297

(11)    COMMITMENTS AND CONTINGENCIES:

On March 2, 2001, b2bstores.com received notice that a shareholder of b2bstores.com filed a lawsuit against b2bstores.com and two of its directors. The lawsuit alleges that b2bstores.com violated certain aspects of Section 14(a) of the Securities Exchange Act of 1934, as amended, and that certain directors breached their fiduciary duties in connection with the Merger described above in Note 2, Merger and Acquisition. The suit seeks the court’s determination of declaratory relief as to whether (i) the proxy statement materials sent to shareholders should be considered null, void and unenforceable, (ii) the Merger, if accomplished based on the use of the proxy materials, should be set aside, and (iii) the termination fee of $1,000,000, as defined in the Merger Agreement, shall be found void. The directors and officers of the Company deny the allegations and intend to vigorously defend such claims, but the ultimate outcome of any such legal proceeding cannot be determined.

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

(12)    RECENTLY ISSUED ACCOUNTING STANDARDS:

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets. It supersedes Accounting Principles Board (“APB”) Opinion No. 17, Intangible Assets. SFAS 142 addresses accounting for intangible assets that are acquired individually or with a group of other assets (other than a business combination) upon acquisition. It also addresses accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. Intangible assets that have indefinite lives and goodwill are no longer amortized; rather, they must be tested at least annually for impairment using fair values. Intangible assets that have finite useful lives continue to be amortized over their useful lives. On January 1, 2002 amortization of goodwill acquired prior to June 30, 2002 ceased. This will increase the Company’s net income by approximately $255,000 per year. The initial test for impairment of goodwill as of January 1, 2002, was completed during the second quarter and no impairments were indicated. An independent valuation firm was used to perform the test.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Goodwill and Other Intangible Assets—Adoption of SFAS No. 142:

	Three Months		Nine months
Period Ended September 30,	2002	2001	2002	2001
Reported net loss	$(798,205)	$(864,658)	$(2,247,233)	$(2,384,501)
Addback: Goodwill amortization	—	63,742	—	191,211

Adjusted net loss	$(798,205)	$(800,916)	$(2,247,233)	$(2,193,290)

Basic and diluted earnings per common share:
Reported net income	$(.03)	$(.03)	$(.08)	$(.09)
Goodwill amortization	—	—	—	(.01)

Adjusted net loss	$(.03)	$(.03)	$(.08)	$(.08)

The following table displays the changes in the carrying amounts of goodwill by operating segment for the nine months ended September 30, 2002:

	Balance December 31, 2001	Foreign Exchange	Balance September 30, 2002
Domestic	$2,050,290	$—	$2,050,290
Italian	4,827,909	(51,104)	4,776,805

Consolidated goodwill	$6,878,199	$(51,104)	$6,827,095

SFAS 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. It requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred if a reasonable estimate can be made and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management believes that the impact of adoption of this statement will not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2002, the Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of, and certain provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. It also amends ARB No. 51, Consolidated Financial Statements. SFAS 144 establishes a single accounting model for the accounting for a segment of a business accounted for as a discontinued operation that was not addressed by SFAS 121 and resolves other implementation issues related to SFAS 121. The impact of adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when a commitment to an exit plan is made. It is effective for exit or disposal activities that are initiated after December 31, 2002. Management believes the impact of adoption of this statement will not be significant.

(13)	SUBSEQUENT EVENTS:

On November 5, 2002, pursuant to a Redemption Agreement, the Company repurchased an aggregate of 871,473 shares of the Company’s common stock from Randall Davis (who resigned from the Company’s Board of Directors on November 5, 2002) and Titanium Holdings Group, Inc. (“Titanium Holdings”) for an aggregate purchase price of approximately $1,437,900. The repurchased shares have been retired and have resumed the status of authorized and unissued shares. Pursuant to the Redemption Agreement, the Company also granted a general release to Titanium Holdings, Randall Davis, Steven Etra and Richard Kandel and paid them an aggregate of approximately $217,900 for the following: (i) the Company was granted an option to acquire up to an additional 657,125 shares of the Company’s common stock from Titanium Holdings, Steven Etra and Richard Kandel at an exercise price of $4.00 per share at any time on or before May 5, 2004; (ii) the optionees agreed that, until May 5, 2004, they would not transfer the shares of the Company’s common stock that are subject to the option to any person or entity other than the Company or its affiliates; (iii) Titanium Holdings and Steven Etra further agreed that, until May 5, 2004, they would not transfer an additional 307,125 and 150,000 shares of the Company’s common stock owned by them respectively to any person or entity other than the Company; and (iv) the Company and its affiliates received general releases from Titanium Holdings, Randall Davis, Steven Etra and Richard Kandel.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and the unaudited interim consolidated financial statements and the related notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

We have made forward-looking statements, which are subject to risks and uncertainties, in this quarterly report on Form 10-Q. These statements are based on the beliefs and assumptions of our management and on the information currently available to it. Forward-looking statements may be preceded by, followed by, or otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “would,” “should,” or similar expressions or statements that certain events or conditions “may” occur. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by these forward-looking statements. These forward-looking statements are based largely on our expectations and the beliefs and assumptions of our management and on the information currently available to it and are subject to a number of risks and uncertainties, including, but not limited to, the risks and uncertainties associated with: economic, competitive, political, governmental and other factors affecting us and our operations, markets and products; the success of technological, strategic and business initiatives; our limited operating revenues and history of operational losses; our agreements with IVAX, third party distributors and key personnel; consolidation of our customers and reimbursement policies of governmental and private third parties affecting our operations, markets and products; price constraints imposed by our customers, governmental and private third parties; our ability to replace our largest customer; our ability to integrate acquired businesses or products; political and economic instability and foreign currency fluctuation affecting our foreign operations; the holding of substantially all of our cash and cash equivalents at a single brokerage firm, including risks relating to the bankruptcy or insolvency of such brokerage firm; litigation regarding intellectual property rights and product liability; voting control of our common stock by IVAX; conflicts of interest with IVAX and with our officers, directors and employees; and other factors discussed elsewhere in this quarterly report on Form 10-Q. Many of these factors are beyond our control.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

NET REVENUES AND GROSS PROFIT

Net revenues for the nine months ended September 30, 2002 totaled $9,527,000, an increase of $1,480,000, or 18.4%, from the $8,047,000 reported in the prior year comparable period. This increase was comprised of an increase of $2,721,000 in external net revenues from domestic operations partially offset by a decrease in external net revenues of $1,241,000 from Italian operations. Domestic operations generated external net revenues of $6,129,000 for the nine months ended September 30, 2002, compared to $3,408,000 for the nine months ended September 30, 2001. The $2,721,000, or 79.8%, increase in domestic external revenues, was primarily due to revenue from reagents sold to customers obtained as a result of the Company’s transaction with Sigma Diagnostics, as well as volume increases in reagent revenue generated from new instrumentation placements. External net revenues from Italian operations totaled $3,397,000 for the nine months ended September 30, 2002, compared to $4,639,000 for the nine months ended September 30, 2001. This 26.8% decrease was primarily attributable to decreased sales volume of instrumentation products to our former largest customer, Sigma Diagnostics, as further discussed in Note 5, “Concentration of Credit Risk” in the Notes to Consolidated Financial Statements. Gross profit for the nine months ended September 30, 2002 increased $66,000, or 1.5%, to $4,459,000 (46.8% of net revenues) from $4,393,000 (54.6% of net revenues) for the nine months ended September 30, 2001. The increase in gross profit was primarily attributable to increased revenue from both reagents sold to customers obtained as a result of the Company’s transaction with Sigma Diagnostics and new domestic instrumentation placements from sales of instrumentation products. This increase in gross profit was partially offset by the decreased sales volume of instrumentation products. The decrease in gross profit as a percentage of net revenues of 7.8% was principally due to lower revenue from sales of instrumentation products, which are generally sold at a higher gross margin.

OPERATING EXPENSES

Selling expenses of $3,242,000 (34.0% of net revenues) for the nine months ended September 30, 2002 were composed of expenses of $2,142,000 from domestic operations and $1,100,000 from Italian operations. For the nine months ended September 30, 2001, domestic selling expenses were $1,254,000 while $1,045,000 was incurred in Italy, totaling $2,299,000 (28.6% of net revenues). This increase in selling expenses of $943,000 was primarily due to greater payroll and travel costs related to the increase in sales personnel obtained as a result of the Company’s transaction with Sigma Diagnostics as well as increased domestic instrument system sales efforts. General and administrative expenses totaled $2,866,000 (30.1% of net revenues) for the nine months ended September 30, 2002, a decrease of $648,000, from $3,514,000 (43.7% of net revenues) for the nine months ended September 30, 2001. This decrease was primarily the result of a decrease of $892,000 in stock option compensation expense recognized in accordance with APB Opinion No. 25, from the conversion of outstanding options under our 1999 Stock Option Plan to non-qualified stock options as a result of the Merger. The remaining $446,000 of unamortized non-cash compensation cost resulting from such conversion will be expensed over the remaining vesting term of the options through June 30, 2003. Excluding the effect of stock option compensation expense, general and administrative expenses increased primarily due to certain expenses related to the consummation of the Company’s transaction with Sigma Diagnostics as well as expenses now necessary due to the Company’s independent public company structure, partially offset by professional fees incurred in 2001 associated with the completion of the Merger. Research and development expenses totaled $1,109,000 for the nine months ended September 30, 2002 compared to $959,000 for the nine months ended September 30, 2001, representing 11.6% and 11.9% of net revenues, respectively. The increase of $150,000 was primarily the result of an increase in Italian research and development expenses to $369,000 in the nine months ended September 30, 2002 from $158,000 in the nine months ended September 30, 2001. This increase was the result of increased research related to instrumentation products. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. Goodwill amortization, which totaled $191,000 in the nine months ended September 30, 2001, was not recorded in the nine months ended September 30, 2002 due to the adoption of SFAS 142 (See Note 12, “Recently Issued Accounting Standards” in the Notes to Consolidated Financial Statements).

OPERATING LOSS

Operating losses were $2,758,000 and $2,569,000 during the nine months ended September 30, 2002 and 2001, respectively. Exclusive of intersegment elimination adjustments, which increased consolidated operating loss by $3,000, operating loss in the nine months ended September 30, 2002 was composed of an operating loss of $2,467,000 from domestic operations and $288,000 from Italian operations. Excluding intersegment elimination adjustments, which reduced consolidated operating loss by $7,000 in the nine months ended

September 30, 2001, domestic operations incurred an operating loss of $3,151,000 while Italian operations generated operating income of $574,000.

OTHER INCOME

Interest income decreased to $389,000 for the nine months ended September 30, 2002 from $583,000 for the nine months ended September 30, 2001. The decrease was primarily due to lower interest rates in 2002 as well as a reduction in cash, cash equivalents and marketable securities partially offset by interest earned on cash received in the Merger for the full nine months ended September 30, 2002 compared to the prior year period that began with the Merger date and ended September 30, 2001. Interest expense—related party was $93,000 for the nine months ended September 30, 2001. The related party interest expense was incurred on intercompany advances from IVAX. As a result of the Merger, intercompany advances from IVAX were contributed to capital. Other income, net, totaled $26,000 during the nine months ended September 30, 2002, compared to $51,000 during the nine months ended September 30, 2001, a decrease of $25,000. This decrease was due to larger net foreign currency gains recognized in 2001 on transactions by our Italian subsidiary, which were denominated in currencies other than its functional currency.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

NET REVENUES AND GROSS PROFIT

Net revenues for the three months ended September 30, 2002 totaled $3,904,000, an increase of $1,994,000, or 104.4%, from the $1,910,000 reported in the prior year comparable period. This increase was comprised of an increase in external net revenues of $1,863,000 from domestic operations and an increase in external net revenues from Italian operations of $131,000. Domestic operations generated external net revenues of $2,958,000 for the three months ended September 30, 2002, compared to $1,095,000 for the three months ended September 30, 2001. The $1,863,000, or 170.1%, increase from domestic operations, was primarily due to revenue from sales of products obtained as a result of the Company’s acquisition of certain of the assets of the EIA product line of Sigma Diagnostics. External net revenues from Italian operations totaled $946,000 for the three months ended September 30, 2002, compared to $815,000 for the three months ended September 30, 2001. This 16.1% increase was primarily attributable to volume increases in its EIA product line partially offset by price decreases and lower instrumentation revenue. Gross profit for the three months ended September 30, 2002 increased $759,000, or 82.3%, to $1,681,000 (43.1% of net revenues) from $922,000 (48.3% of net revenues) for the three months ended September 30, 2001. The increase in gross profit was primarily attributable to increased revenue from reagents sold to customers obtained as a result of the Company’s transaction with Sigma Diagnostics. The decrease in gross profit as a percentage of net revenues of 5.2% was primarily due to relatively lower gross margins of the EIA products acquired in the Company’s transaction with Sigma Diagnostics.

OPERATING EXPENSES

Selling expenses of $1,327,000 (34.0% of net revenues) for the three months ended September 30, 2002 were composed of expenses of $955,000 from domestic operations and $372,000 from Italian operations. For the three months ended September 30, 2001, domestic selling expenses were $461,000 while $333,000 was incurred in Italy, totaling $794,000 (41.6% of net revenues). This increase in selling expenses of $533,000 was primarily due to greater payroll and travel costs related to the expansion of the domestic sales force primarily as a result of the sale of products acquired as a result of the Company’s acquisition of certain assets of the EIA product line of Sigma Diagnostics as well as the Company’s ongoing domestic sales efforts. General and administrative expenses totaled $977,000 (25.0% of net revenues) for the three months ended September 30, 2002, an increase of $135,000, from $842,000 (44.1% of net revenues) for the three months ended September 30, 2001. This 16.0% increase compared to the prior period was primarily due to increased insurance costs as well as higher professional fees. Research and development expenses totaled $398,000 for the three months ended September 30, 2002 compared to $350,000 for the three months ended September 30, 2001, representing 10.2% and 18.3% of net revenues, respectively. The increase of $48,000, or 13.7%, was the result of an increase in Italian research and development expenses to $167,000 in the three months ended September 30, 2002 from $75,000 in the three months ended September 30, 2001, partially offset by a decrease in domestic research and development expenses to $232,000 in the three months ended September 30, 2002 from $275,000 in the three months ended September 30, 2001. This increase was the result of increased research related to instrumentation products. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. Goodwill amortization, which totaled $64,000 in the three months ended September 30, 2001, was not recorded in the three months ended September 30, 2002 due to the adoption of SFAS 142 (See Note 12, “Recently Issued Accounting Standards” in the Notes to Consolidated Financial Statements).

OPERATING LOSS

Operating loss was $1,021,000 for the three months ended September 30, 2002 compared to $1,128,000 in the three months ended September 30, 2001. Exclusive of intersegment elimination adjustments, which decreased consolidated operating loss by $27,000, operating loss in the three months ended September 30, 2002 was composed of operating losses of $715,000 for domestic operations and $333,000 from Italian operations. Excluding intersegment elimination adjustments, which decreased consolidated operating loss by $3,000 in the three months ended September 30, 2001, domestic operations incurred an operating loss of $953,000 while Italian operations generated an operating loss of $178,000.

OTHER INCOME

Interest income decreased to $96,000 for the three months ended September 30, 2002 from $228,000 for the three months ended September 30, 2001. The decrease was primarily due to lower interest rates in 2002 as well as a reduction in cash, cash equivalents and marketable securities. Other income, net, totaled $6,000 during the three months ended September 30, 2002, compared to other expense, net, of $22,000 during the three months ended September 30, 2001, an increase of $28,000. This increase was due to larger net foreign currency gains recognized in 2002 on transactions by our Italian subsidiary, which were denominated in currencies other than its functional currency.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, our working capital was $25,825,000 compared to $27,812,000 at December 31, 2001. Cash and cash equivalents totaled $18,286,000 at September 30, 2002, as compared to $23,282,000 at December 31, 2001. Substantially all cash and cash equivalents are presently held at one national securities brokerage firm. Accordingly, we are subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver our securities or if the brokerage firm should become bankrupt or otherwise insolvent. We only invest in select money market instruments, municipal securities and corporate issuers.

Net cash flows of $2,245,000 were used in operating activities during the nine months ended September 30, 2002, compared to $77,000 that was provided by operating activities during the nine months ended September 30, 2001. The increase in cash used in operating activities during the nine months ended September 30, 2002 compared to the same period of the prior year was primarily the result of a decrease in cash received from accounts receivable collections, which include the effects of sales made to customers obtained as a result of our transaction with Sigma Diagnostics, as well as reduced operating results adjusted for non-cash items. These increases were partially offset by a reduction in cash utilized for both inventory purchases and accounts payable and accrued expenses during the nine months ended September 30, 2002 compared to the same period of the prior year.

Net cash flows of $3,227,000 were used in investing activities during the nine months ended September 30, 2002, as compared to $3,257,000 used during the same period of the prior year. Increases in cash used for investing activities were primarily the result of our acquisition of the net assets of the EIA product line of Sigma Diagnostics as well as an increase in capital expenditures. Reductions in cash used in the nine months ended September 30, 2002 compared to the prior year include the effect of investments in marketable securities made in the nine months ended September 30, 2001 that were not made in 2002.

Net cash flows of $31,000 were provided by financing activities during the nine months ended September 30, 2002, compared to $24,190,000 provided during the same period of 2001. The decrease in cash provided was primarily due to cash of $22,285,000 that was included in net assets acquired in the Merger. Other differences in net cash flows provided by financing activities were primarily due to a decrease in funds received from IVAX.

Our product research and development expenditures are expected to be approximately $1,600,000 during 2002. Actual expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. There can be no assurance that we will successfully complete products under development, that we will be able to obtain regulatory approval for any such products, or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed. In addition, we estimate that cash of $600,000 will be required in fiscal 2002 to improve and expand our facilities, equipment and information systems, primarily as a result of expenditures relating to our efforts to integrate into our operations the assets of the EIA product line of Sigma Diagnostics. There can be no assurance that we will be able to successfully integrate into our operations the assets of the EIA product line of Sigma Diagnostics.

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

On May 15, 2002, we consummated our acquisition of certain of the assets of the global EIA product line of Sigma Diagnostics (See Note 2, “Merger and Acquisition” in the Notes to Consolidated Financial Statements) for approximately $2,212,000 and the assumption of certain liabilities. Under previous agreements with Sigma Diagnostics, we sold enzyme immunoassay instrumentation and reagents to Sigma Diagnostics which they marketed throughout the world. Upon the consummation of the transaction with Sigma Diagnostics, our previous agreements with Sigma Diagnostics were terminated. As described in Note 5, “Concentration of Credit Risk” in the Notes to Consolidated Financial Statements, Sigma Diagnostics had been our largest customer for the past three years. During the nine months ended September 30, 2002 and 2001 our net revenues from Sigma Diagnostics for sales of instruments, replacement parts and diagnostic kits represented 2.3% and 29.3%, respectively, of our total net revenues for such periods. There can be no assurance that we will be able to replace our largest customer or successfully integrate the acquired assets into our business. Any failure to do so could have a material adverse effect on our business, prospects, operating results, and financial condition.

On November 5, 2002, pursuant to a Redemption Agreement, the Company repurchased an aggregate of 871,473 shares of the Company’s common stock from Randall Davis (who resigned from the Company’s Board of Directors on November 5, 2002) and Titanium Holdings Group, Inc. (“Titanium Holdings”) for an aggregate purchase price of approximately $1,437,900. The repurchased shares have been retired and have resumed the status of authorized and unissued shares. Pursuant to the Redemption Agreement, the Company also granted a general release to Titanium Holdings, Randall Davis, Steven Etra and Richard Kandel and paid them an aggregate of approximately $217,900 for the following: (i) the Company was granted an option to acquire up to an additional 657,125 shares of the Company’s common stock from Titanium Holdings, Steven Etra and Richard Kandel at an exercise price of $4.00 per share at any time on or before May 5, 2004; (ii) the optionees agreed that, until May 5, 2004, they would not transfer the shares of the Company’s common stock that are subject to the option to any person or entity other than the Company or its affiliates; (iii) Titanium Holdings and Steven Etra further agreed that, until May 5, 2004, they would not transfer an additional 307,125 and 150,000 shares of the Company’s common stock owned by them respectively to any person or entity other than the Company; and (iv) the Company and its affiliates received general releases from Titanium Holdings, Randall Davis, Steven Etra and Richard Kandel.

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

A principal source of revenue is our “reagent rental” program in which customers make reagent kit purchase commitments with us that typically last for a period of three to five years. In exchange, we provide at no cost a Mago® instrument and any required instrument service, which are paid for by the customer through these reagent kit purchases over the life of the commitment. We recognize revenue from the reagent kit sales only at the time of shipment and passage of title. Should actual reagent kit or instrument failure rates significantly increase, our future operating results could be negatively impacted by increased warranty obligations and service delivery costs.

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

Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” we analyzed our goodwill for impairment issues during the first six months of fiscal 2002 (See Note 12, “Recently Issued Accounting Standards” in the Notes to Consolidated Financial Statements) and will continue to do so in future periods on a periodic basis. In assessing the recoverability of our goodwill and other intangibles we made assumptions regarding estimated future cash flows, including current and projected levels of income, business trends, prospects and market conditions, to determine the fair value of the respected assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Any resulting impairment loss would be recorded as a charge against our earnings and could have a material adverse impact of our financial condition and results of operations.

We accounted for income taxes on our consolidated financial statements on a stand-alone basis as if we had filed our own income tax returns. However, the pre-merger Diagnostics reported its income taxes until the Merger as part of a consolidated group. Therefore, all domestic net operating losses generated prior to the Merger were utilized by IVAX. Since the Merger, we have experienced domestic losses from operations. Accounting principles generally accepted in the United States require that we record a valuation allowance against the deferred tax asset associated with these losses if it is “more likely than not” that we will not be able to utilize the net operating loss to offset future taxes. Due to the losses from the operations of our domestic operations since the Merger, we have provided full valuation reserves against domestic deferred tax assets and currently provide for only foreign income taxes. Over time we may reach levels of profitability which could cause our management to conclude that it is more likely than not that we will realize all or a portion of the net operating loss carryforward. Upon reaching such a conclusion, and upon such time as we reversed the entire valuation against the deferred tax asset, we would then provide for income taxes at a rate equal to our combined federal and state effective rates. This and subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

The critical accounting policies discussed are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

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

SFAS 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. It requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred if a reasonable estimate can be made and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Our management believes that the impact of adoption of this statement will not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2002 we adopted SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of, and certain provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. It also amends ARB No. 51, Consolidated Financial Statements. SFAS 144 establishes a single accounting model for the accounting for a segment of a business accounted for as a discontinued operation that was not addressed by SFAS 121 and resolves other implementation issues related to SFAS 121. The impact of adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when a commitment to an exit plan is made. It is effective for exit or disposal activities that are initiated after December 31, 2002. Management believes the impact of adoption of this statement will not be significant.

CURRENCY FLUCTUATIONS

For the nine months ended September 30, 2002 and 2001, approximately 35.4% and 33.4%, respectively, of our net revenues were generated in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the strength or weakness of the United States dollar against the Euro resulted in an increase of approximately $113,000 in net revenues for the nine months ended September 30, 2002 compared to the same period of the prior year. During the nine months ended September 30, 2002 and 2001, no subsidiary was domiciled in a highly inflationary environment. The effects of inflation on consolidated net revenues and operating income were not significant.

For the nine months ended September 30, 2002, our Italian subsidiary, Delta Biologicals, S.r.l., represented 35.7% of our net revenues. Conducting an international business inherently involves a number of difficulties, risks, and uncertainties, such as export and trade restrictions, inconsistent and changing regulatory requirements, tariffs and other trade barriers, cultural issues, longer payment cycles, problems in collecting accounts receivable, political instability, local economic downturns, seasonal reductions in business activity in Europe during the traditional summer vacation months, and potentially adverse tax consequences.

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

INCOME TAXES

We recognized tax (benefits) provisions of $(121,000) and $(58,000) for the three months ended September 30, 2002 and 2001, and $(96,000) and $356,000 for the nine months ended September 30, 2002 and 2001, respectively, which related to foreign operations. Through March 14, 2001, we reported our domestic income taxes as part of a consolidated group with IVAX. All domestic taxable losses generated prior to that date were utilized by IVAX. Effective March 14, 2001, as a result of the Merger, we are no longer included in the consolidated income tax returns of IVAX.

For financial statement purposes, we accounted for income taxes on a stand-alone basis as though we had filed our own income tax returns. Our income tax provisions for the three and nine months ended September 30, 2002 and 2001 were different from the amount computed on the loss before provision for income taxes at the United States federal statutory rate of 35% primarily due to the non-recognition of the benefits of domestic taxable losses which include the previously discussed non-deductible stock option compensation expense.

As of September 30, 2002, we had no net domestic deferred tax asset, as domestic net operating losses generated prior to the Merger were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets generated subsequent to March 14, 2001. The foreign net deferred tax asset was $693,000 at September 30, 2002 and is included in other current assets in the accompanying consolidated balance sheet. Realization of the net deferred tax asset is dependent upon generating sufficient future foreign taxable income. Although realization is not assured, over time we believe we will reach levels of profitability which will permit the net deferred tax asset to be realized.

RISK OF PRODUCT LIABILITY CLAIMS

Developing, manufacturing and marketing diagnostic test kits, reagents and instruments subject us to the risk of product liability claims. We believe that we continue to maintain an adequate amount of product liability insurance, but there can be no assurance that our insurance will cover all existing and future claims. There can be no assurance that claims arising under any pending or future product liability cases, whether or not covered by insurance, will not have a material adverse effect on our business, results of operations or financial condition. Our current products liability insurance is a “claims made” policy.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.

Foreign Currency Exchange Rate Risk—The Company is exposed to exchange rate risk when its Italian subsidiary enters into transactions denominated in currencies other than its functional currency.

Interest Rate Risk—The Company does not have debt obligations and its investments are current. The Company believes that its exposure to market risk relating to interest rate risk is not material.

Commodity Price Risk—The Company does not believe it is subject to any material risk associated with commodity prices.

Item 4—Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

On March 2, 2001, b2bstores.com received notice that a shareholder of b2bstores.com filed a lawsuit against b2bstores.com and two of its directors. The lawsuit alleges that b2bstores.com violated certain aspects of Section 14(a) of the Securities Exchange Act of 1934, as amended, and that certain directors breached their fiduciary duties in connection with the Merger. The suit seeks the court’s determination of declaratory relief as to whether (i) the proxy statement materials sent to shareholders should be considered null, void and unenforceable, (ii) the Merger, if accomplished based on the use of the proxy materials, should be set aside, and (iii) the termination fee of $1,000,000, as defined in the Merger Agreement, shall be found void. The directors and officers of the Company deny the allegations and intend to vigorously defend such claims, but the ultimate outcome of any such legal proceeding cannot be determined.

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

Item 6—Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

99.1	Certificate of Chief Executive Officer

99.2	Certificate of Chief Financial Officer

(b) Reports on Form 8-K

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2002
IVAX DIAGNOSTICS, INC.

By:	/s/ MARK DEUTSCH
Mark Deutsch, Vice President—Finance Chief Financial Officer

Certification of Principal Executive Officer

I, Giorgio D’Urso, Chief Executive Officer and President of IVAX Diagnostics, Inc., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of IVAX Diagnostics, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ GIORGIO D’URSO
Giorgio D’Urso, Chief Executive Officer and President

Certification of Principal Financial Officer

I, Mark Deutsch, Chief Financial Officer and Vice President – Finance of IVAX Diagnostics, Inc., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of IVAX Diagnostics, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ MARK DEUTSCH
Mark Deutsch, Chief Financial Officer and Vice President—Finance

EXHIBIT INDEX

Exhibit Number	Description

99.1	Certificate of Chief Executive Officer

99.2	Certificate of Chief Financial Officer