Form 10-K
period 2002-12-31
IVAX DIAGNOSTICS INC
filed 2003-03-31
CIK 1095858

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended        Commission File Number 1-14798
                December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [_]

The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 28, 2002, was approximately $17,361,492.

As of March 3, 2003, there were 27,519,079 shares of common stock outstanding.

                    Documents Incorporated by Reference: None

                             IVAX DIAGNOSTICS, INC.

                           Annual Report on Form 10-K
                      for the year ended December 31, 2002

                                TABLE OF CONTENTS

                                                                           PAGE
                                              PART I

Item 1.       Business..................................................     1
Item 2.       Properties................................................     9
Item 3.       Legal Proceedings.........................................     9
Item 4.       Submission of Matters to a Vote of Security Holders.......     10

                                              PART II

Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................     10
Item 6.       Selected Financial Data...................................     11
Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operation........................     12
Item 7A.      Quantitative and Qualitative Disclosures About
              Market Risk...............................................     25
Item 8.       Financial Statements and Supplementary Data...............     26
Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.......................     52

                                              PART III

Item 10.      Directors and Executive Officers of the Registrant........     52
Item 11.      Executive Compensation....................................     56
Item 12.      Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters............     57
Item 13.      Certain Relationships and Related Transactions............     60
Item 14.      Controls and Procedures...................................     61

                                              PART IV

Item 15.      Exhibits, Financial Statement Schedules and Reports on
              Form 8-K..................................................     62

                                     PART I

ITEM 1. BUSINESS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements, which are subject to risks and uncertainties, in this Annual Report on Form 10-K. These statements are based on the beliefs and assumptions of our management and on the information currently available to it. Forward-looking statements may be preceded by, followed by, or otherwise include the words "may," "will," "believes," "expects," "anticipates," "intends," "plans," "estimates," "projects," "could," "would," "should," or similar expressions or statements that certain events or conditions may occur. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by these forward-looking statements. These forward-looking statements are based largely on our expectations and the beliefs and assumptions of our management and on the information currently available to it and are subject to a number of risks and uncertainties, including, but not limited to, the risks and uncertainties associated with: economic, competitive, political, governmental and other factors affecting us and our operations, markets and products; the success of technological, strategic and business initiatives, including our automation strategy and our development and release of our next generation instrument; constantly changing, and our compliance with, governmental regulation, including our ability to obtain "European Conformity" marking on our products sold throughout the European Union; our limited operating revenues and history of operational losses; our agreements with IVAX Corporation, or IVAX, third party distributors and key personnel; consolidation of our customers affecting our operations, markets and products; reimbursement policies of governmental and private third parties affecting our operations, markets and products; price constraints imposed by our customers and governmental and private third parties; our ability to replace our largest customer; our ability to consummate potential acquisitions of businesses or products; our ability to integrate acquired businesses or products, including the acquisition described below; political and economic instability and foreign currency fluctuation affecting our foreign operations; the holding of substantially all of our cash and cash equivalents at a single brokerage firm, including risks relating to the bankruptcy or insolvency of such brokerage firm; litigation regarding products, distribution rights, intellectual property rights and product liability; voting control of our common stock by IVAX; conflicts of interest with IVAX and with our officers, directors and employees; and other factors discussed elsewhere in this Annual Report on Form 10-K. Many of these factors are beyond our control.

BUSINESS

General. We are the parent corporation of the following three subsidiaries:

              . Delta Biologicals, S.r.l.;

              . Diamedix Corporation; and

              . ImmunoVision, Inc.

Through these subsidiaries, we develop, manufacture, and market diagnostic test kits, or assays, that are used to aid in the detection of disease markers primarily in the areas of autoimmune and infectious diseases. These tests, which are designed to aid in the identification of the causes of illness and disease, assist physicians in selecting appropriate patient treatment. Most of our tests are based on Enzyme Linked ImmunoSorbent Assay, or ELISA, technology, a clinical testing methodology used worldwide. Specific tests are prepared using a 96 well microplate format whereby specific antigens are typically coated on the wells of a microplate during the manufacturing process. A test using ELISA technology involves a series of reagent additions to the microplate causing a reaction that results in a visible color in the wells. The amount of color is directly proportionate to the amount of the specific analyte in the patient sample. Our kits are designed to be performed either manually or in an automated format. In addition to our line of diagnostic kits, we also design and manufacture laboratory instruments that perform the tests and provide fast and accurate results, while reducing labor costs. Our proprietary instruments, named the Mago(R) Plus and Aptus(TM) systems, include a fully-automated ELISA processor operating with our own user-friendly software, allowing customers to perform tests in an automated mode. We also develop, manufacture, and market raw materials, such as antigens used in the production of diagnostic kits.

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

Delta, which IVAX acquired in 1991, was established in 1980. From its facility located in Pomezia, Italy, it develops and manufactures scientific and laboratory instruments, including its proprietary Mago(R) Plus and Aptus(TM) systems, which include hardware, reagents, and software. The Mago(R) Plus and Aptus(TM) systems, in association with 82 specific assays acquired from Diamedix and third parties, as well as a complete line of allergy products, are sold directly in Italy through Delta's independent sales representatives, most of whom work exclusively for Delta. Delta also sells in Italy other diagnostic products manufactured by third parties. Approximately 90% of Delta's customers in Italy are government owned hospitals and the remaining 10% are private laboratories. Thus, sales in Italy are heavily concentrated in the public sector. Delta also serves as the distribution center for selling these same products to customers located in other European and international markets outside Italy. Some of these sales, such as in Spain and Portugal, are made through distributors while others are made on a direct basis. The sales made on a direct basis occur primarily in the United Kingdom, France and Germany. These sales are supported by our employees or sales agents based in England, France and Italy.

Diamedix was established in 1986 after it acquired all of the assets and retained substantially all of the personnel of Cordis Laboratories, Inc., a company that had developed, manufactured, and marketed diagnostic equipment since 1962. IVAX acquired Diamedix in 1987. Diamedix' products are sold in the United States through Diamedix' sale force. Diamedix manufactures 49 assays that the United States Food and Drug Administration, or FDA, has cleared and that are available to be run in conjunction with the Mago(R) Plus and Aptus(TM) systems. These assays are sold under the trade name immunosimplicity(R). Diamedix is located in Miami, Florida.

Since 1985, ImmunoVision has been developing, manufacturing, and marketing autoimmune reagents and research products for use by research laboratories and commercial diagnostic manufacturers. These manufacturers (including Diamedix) use these antigens to produce autoimmune diagnostic kits. IVAX acquired ImmunoVision in 1995. ImmunoVision is located in Springdale, Arkansas.

Merger. On November 21, 2000, IVAX and the pre-merger IVAX Diagnostics, Inc., then a wholly-owned subsidiary of IVAX which was incorporated in 1996 by IVAX to be the parent corporation of Diamedix, Delta and ImmunoVision, entered into a definitive merger agreement with us, pursuant to which the pre-merger Diagnostics would merge with and into us, with us as the surviving corporation. The merger was consummated on March 14, 2001, and our name was changed from "b2bstores.com Inc." to "IVAX Diagnostics, Inc." As a result of the merger, approximately 70% of the issued and outstanding shares of our common stock became owned by IVAX and our business became that of the pre-merger Diagnostics.

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

Acquisition. On May 15, 2002, we consummated the acquisition of certain of the assets of the global enzyme immunoassay product line of Sigma Diagnostics, Inc., a wholly-owned subsidiary of Sigma-Aldrich Corporation, for approximately $2,212,000 and the assumption of certain liabilities. As a result of the consummation of the transaction with Sigma Diagnostics, we no longer sell reagents or instrumentation to Sigma Diagnostics, which had been our largest customer during 2000 and 2001 and which had marketed such reagents and instrumentation throughout the world under previous agreements with us, which are described below. Instead, we sell enzyme immunoassay instrumentation and reagents directly to Sigma Diagnostics' former customer base. Selected employees previously affiliated with Sigma Diagnostics, primarily in the field sales, instrument service and technical support areas, have joined us. As a result of the consummation of the transaction with Sigma Diagnostics, the previous agreements with Sigma Diagnostics have been terminated. There can be no assurance that we will be able to replace our largest customer or that the acquired assets will be successfully integrated into our business. Any failure to do so could have a material adverse effect on our business, prospects, operating results and financial condition.

Market. Our products are primarily associated with the in vitro diagnostics market. In vitro diagnostic assays are tests that are used to detect specific substances, usually either antigens or antibodies, outside the body. This usually involves using a blood sample or other bodily fluid sample for testing. The market for in vitro diagnostic products consists of reference laboratory and hospital laboratory testing, testing in physician offices, and over the counter testing, in which testing can be performed at home by the consumer. Industry analysts have stated that the world market for in vitro diagnostics was estimated to be $21.3 billion in 2001 and estimated to grow during the period 2000 to 2005 at a compound annual growth rate of 6%. Of this total $21.3 billion market, the immunoassay world market in which we operate is estimated by industry analysts to be $6.7 billion. We have focused our efforts on what management estimates is a $430 million market for autoimmune and infectious disease immunoassay products. Our ELISA autoimmune product line consists of 21 test kits that the FDA has cleared. These include test kits for screening antinuclear antibodies and specific tests to measure antibodies to dsDNA, SSA, SSB, Sm, Sm/RNP, Scl 70, Jo-1, Rheumatoid Factor, MPO, PR-3, TPO, TG, and others. These products are used for the diagnosis and monitoring of autoimmune diseases, including Systemic Lupus Erythematosus, or SLE, Rheumatoid Arthritis, Mixed Connective Tissue Disease, Sjogren's Syndrome, Scleroderma, and Dermatopolymyositis. Our infectious disease product line includes 28 kits that the FDA has cleared, including Toxoplasma IgG, Toxoplasma IgM, Rubella IgG, Rubella IgM, Cytomegalovirus, or CMV, IgG, CMV IgM, Herpes Simplex Virus, or HSV, IgG, HSV IgM, Measles, Varicella Zoster Virus, or VZV, Lyme Disease, H. pylori, Mumps, six different Epstein-Barr Virus, or EBV, kits and others.

We believe that the market trend for in vitro diagnostic products is towards increased laboratory automation that would allow laboratories to lower their overall costs. We believe that our proprietary Mago(R) Plus and Aptus(TM) systems will enable laboratories to achieve more automation in the autoimmune and infectious disease test sectors.

We are seeking to differentiate ourselves from our competitors through our Mago(R) Plus and Aptus(TM) systems. While some of our competitors offer proprietary instruments, other competitors use third parties to manufacture these instruments for them. We believe that the cost advantage we enjoy from our own manufacture of the Mago(R) Plus and Aptus(TM) systems, coupled with our production of certain autoimmune reagents at ImmunoVision and our production of diagnostic test kits at Diamedix, positions us to target new product markets for growth beyond the $430 million global market for autoimmune and infectious disease immunoassay products in which we compete. We are currently planning for the release of our next generation instrument which is expected to be marketed to hospitals, reference testing laboratories, clinics and pharmaceutical, and biotechnology research companies. There is no assurance that this next generation instrument will be successfully launched or produced in commercial quantities, at reasonable costs, and successfully marketed.

Research and Development. We devote substantial resources for research and development. For the years ended December 31, 2002, 2001 and 2000, we spent $1.4 million, $1.4 million and $1.3 million, respectively, for research and development activities. There is no assurance that these expenditures will result in the development of new products or product enhancements, that we will successfully complete products currently under development, that we will obtain regulatory approval or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed.

Our research and development efforts are targeted primarily towards the development of the next generation instrument. While there is no assurance that we will be successful, we are seeking to expand the test kits menu we offer in the autoimmune and infectious disease testing sectors and considering moving into additional diagnostic test sectors such as HIV, Hepatitis, and allergy detection.

Sales and Marketing. We currently market our products in the United States through our own sales force to hospitals, reference laboratories, clinical laboratories, and research laboratories, as well as to other commercial companies that manufacture diagnostic products. We also sell some of our products to pharmaceutical and biotechnology companies. We market our products in certain international markets through a network of independent distributors. We market and sell our products in Italy through a network of 16 salespersons and sales agents, most of whom work on an exclusive basis for Delta. Products are also sold in other global markets through a number of independent distributors. Sales personnel are trained to demonstrate our products, such as the Mago(R) Plus and Aptus(TM) systems, in the laboratory setting. The marketing and technical service departments located in Miami, Florida, Springdale, Arkansas, and Pomezia, Italy support their efforts. We participate in a number of industry trade shows in the United States and Europe.

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

We entered into a contract with Sigma Diagnostics in April 1999, pursuant to which, subject to terms of the agreement, Sigma Diagnostics agreed to purchase minimum levels of our instrumentation products during the three-year period beginning May 1, 1999. Twice during 2000, Sigma Diagnostics suspended its purchases of our products for several months while representatives of us and Sigma Diagnostics resolved certain product issues. On January 10, 2001 shipments resumed. Beginning in the third quarter of the year ended December 31, 2001 and continuing through our transaction with Sigma Diagnostics in May 2002, Sigma Diagnostics made no purchases of instrumentation products based upon its determination that it had an adequate level of instruments in inventory. In addition, during October 2000 we entered into a three-year contract with Sigma Diagnostics pursuant to which we agreed to sell to Sigma Diagnostics certain diagnostic kits under a private-label arrangement. Sigma Diagnostics was not obligated to make a minimum level of purchases under this private-label arrangement.

On May 15, 2002, we consummated the acquisition of certain of the assets of the global enzyme immunoassay product line of Sigma Diagnostics for approximately $2,212,000 and the assumption of certain liabilities. As a result of the consummation of the transaction with Sigma Diagnostics, we no longer sell reagents or instrumentation to Sigma Diagnostics, which had been our largest customer during 2000 and 2001 and which had marketed such reagents and instrumentation throughout the world under previous agreements with us, as described above. Instead, we sell enzyme immunoassay instrumentation and reagents directly to Sigma Diagnostics' former customer base. Selected employees previously affiliated with Sigma Diagnostics, primarily in the field sales, instrument service and technical support areas, have joined us. As a result of the consummation of the transaction with Sigma Diagnostics, the previous agreements with Sigma Diagnostics have been terminated. During calendar years 2002, 2001 and 2000, our net revenues from such sales of instruments, replacement parts and diagnostic kits to Sigma Diagnostics represented 1.6%, 24.9% and 40.1%, respectively, of our total net revenues for such periods. There can be no assurance that we will be able to replace our largest customer or that the acquired assets will be successfully integrated into our business. Any failure to do so could have a material adverse effect on our business, prospects, operating results and financial condition.

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

The diagnostics industry has experienced considerable consolidation through mergers and acquisitions in the past several years. At the same time, the competition in test sectors such as autoimmune is very fragmented as it is comprised of primarily small companies with no single company possessing a dominant market position. We compete in the marketplace on the basis of the quality of our products, price, instrument design and efficiency, as well as our relationships with customers. In addition to Abbott Laboratories and Pharmacia Corporation, our competitors include DiaSorin, Hemagen Diagnostics, Inc., Meridian Bioscience, Inc., Wampole Laboratories, Hycor Biomedical, Inc. and Trinity Biotech plc.

The in vitro diagnostic market in which we sell many of our products is highly competitive. The market for our products is characterized by continual and rapid technological developments that have resulted in, and will likely continue to result in, substantial improvements in product function and performance. Our success will depend, in part, on our ability to anticipate changes in technology and industry requirements and to respond to technological developments on a timely basis either internally or through strategic alliances. Several companies have developed, or are developing, scientific instruments and assays that compete or will compete directly with products we market. Many existing and potential competitors have substantially greater financial, marketing, research, and technological resources, as well as established reputations for success in developing, manufacturing, selling, and servicing products, than us. Competitors that are more vertically integrated than us may have more flexibility to compete effectively on price.

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

Personnel. As of December, 2002, we had approximately 108 full time employees, of whom 17 were managerial, 50 were technical and manufacturing, 11 were administrative, and 30 were sales and marketing.

Intellectual Property. In December 1994, Diamedix entered into an intellectual property agreement with two inventors pursuant to which it acquired all rights, title, and interest in the Mago(R) instrument, including all related software and technical information. Under the terms of the intellectual property agreement, as amended, Diamedix is required to pay the inventors $1,000 per instrument produced beginning with the fifteenth instrument produced, until August 31, 2002, provided that the payments to the inventors are to be paid during the third quarter after the quarter from which the payments arise. Alternatively, in lieu of the per instrument payment, Diamedix may, at its election, make a lump sum payment to the inventors equal to $3,000 per instrument produced, beginning with the fifteenth instrument produced and ending with the last instrument produced, before the date of Diamedix' election, minus all royalty payments previously made to the inventors pursuant to the intellectual property agreement. In the event of breach by Diamedix of the intellectual property agreement, the only recourse available to the inventors is to sue Diamedix for damages. Diamedix would, in any event, retain all right, title, and interest in the Mago(R) instrument.

The technology associated with the design and manufacture of the Mago(R) instrument is not protected by patent registrations or license restrictions. The Mago(R) instrument is our primary product. There can be no assurance that our competitors will not gain access to our trade secrets and proprietary and confidential technologies, or that they will not independently develop similar or competing trade secrets and technologies.

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

Additionally, the products we sell are subject to extensive regulation by governmental authorities in the United States and other countries, including, among other things, the regulation of the testing, approval, manufacturing, labeling, marketing, and sale of diagnostic devices. As a general matter, foreign regulatory requirements for medical devices are becoming increasingly stringent. In the European Union, a single regulatory approval process has been created and approval is represented by the "CE Marking." "CE" is an abbreviation for Conformite Europeene, or European Conformity, and the "CE Marking" when placed on a product indicates compliance with the requirements of the applicable regulatory directive. Medical devices properly bearing the "CE Marking" may be commercially distributed throughout the European Union. "CE Marking" must be obtained for all medical devices commercially distributed throughout the European Union even though the products may have received FDA clearance. In order to be commercially distributed throughout the European Union, certain of our products must obtain "CE Marking" approval on or prior to December 7, 2003. We are currently working to obtain "CE Marking" approval on certain of our products. If we fail to obtain approval to use the "CE Marking" or later lose this authorization or if the deadline for approval is not extended, we may not be able to sell our products in the European Union, which could have a material adverse effect on our business, prospects, operating results and financial condition.

Failure to comply with any governmental regulation can result in fines, unanticipated compliance expenditures, interruptions of production, product recalls or suspensions, and criminal prosecution. The process of obtaining regulatory approval is rigorous, time consuming, and costly. There is no assurance that necessary approvals will be attained on a timely basis, if at all. In addition, product approvals can be withdrawn if we fail to comply with regulatory standards or if unforeseen problems occur following initial marketing. Domestic and foreign regulations are subject to change and extensive changes in regulation may increase our operating expenses. There can be no assurance that we will not encounter delays in obtaining necessary domestic or foreign regulatory approvals, if at all, or failures to comply with applicable regulatory requirements, or extensive changes in regulation.

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

The evolving and complex nature of regulatory requirements, the broad authority and discretion of the FDA and the high level of regulatory oversight in our industry result in a continuing possibility that our business and results of operations may be adversely affected by regulatory issues despite our efforts to maintain compliance with regulatory requirements.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Miami, Florida. Our corporate headquarters share facilities with Diamedix, which owns approximately 56,000 square feet of buildings at its facility in Miami, Florida. From this facility, Diamedix conducts research and development of in vitro diagnostic products, reagent kit manufacturing, marketing, and corporate management activities. Delta leases approximately 27,000 feet of industrial space in Pomezia, Italy. This facility is where the Mago(R) instrument is manufactured. ImmunoVision leases approximately 5,700 square feet of commercial space in Springdale, Arkansas.

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

ITEM 3. LEGAL PROCEEDINGS

On March 2, 2001, b2bstores received notice that a shareholder of b2bstores filed a lawsuit against b2bstores and two of its directors in the United States District Court for the Western District of Texas, San Antonio Division. The lawsuit alleges that b2bstores violated certain aspects of Section 14(a) of the Securities Exchange Act of 1934, as amended, and that two former directors/officers breached their fiduciary duties in connection with the merger. The suit seeks damages, including punitive damages against the two former directors/officers. Our directors and officers deny the allegations and intend to vigorously defend such claims, but the ultimate outcome of any such legal proceeding cannot be predicted and our ultimate liability cannot presently be determined.

On February 19, 2003, we filed a Complaint in Arbitration with the International Center for Dispute Resolution at the American Arbitration Association against Phoenix Bio-Tech Corporation, or Phoenix, for breach of contract, specific performance and injunctive relief arising out of Phoenix's alleged failure to honor its obligations under an exclusive marketing agreement, which we had assumed in our transaction with Sigma Diagnostics. Phoenix purports to have terminated the exclusive marketing agreement. Under the Complaint in Arbitration, we are seeking (a) damages from Phoenix for Phoenix's breach of the exclusive marketing agreement, (b) temporary and permanent injunctive relief requiring Phoenix to not breach the exclusive marketing agreement, (c) specific performance requiring Phoenix to perform its obligations under the exclusive marketing agreement, and (d) payment by Phoenix of our attorneys' fees and costs incurred in bringing this action. On March 7, 2003, we received notice that Phoenix filed an Answering Statement to Complaint in Arbitration and a Counterclaim against us. Under the Answer and Counterclaim, Phoenix is seeking
(y) damages from us currently estimated by Phoenix to be approximately $225,000 for our alleged breach of the exclusive marketing agreement and (z) a determination of whether the exclusive marketing agreement (i) is unenforceable as a result of misrepresentations, (ii) has been breached by us, and (iii) has been properly terminated by Phoenix. Our management denies the allegations in the Answer and Counterclaim and intends to vigorously defend such claims, but the ultimate outcome of any such arbitral proceeding cannot be determined and our ultimate liability cannot presently be determined. If we are not successful on the claims in our Complaint in Arbitration or if we are not successful in our defense of the claims in the Answer and Counterclaim, then our business, operating results and financial condition could be materially adversely affected.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

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

As of the close of business on March 3, 2003, there were approximately 51 holders of record of our common stock.

The following table sets forth the high and low sales price of a share of our common stock for each quarter in 2002 and each quarter in 2001, since March 15, 2001, as reported by the American Stock Exchange and the high and low bids of a share of our common stock for the first quarter in 2001, until March 14, 2001, as reported by the NASDAQ Small Cap Market:

2002                                                 High                 Low
----                                                 ----                 ---

Fourth Quarter                                      $1.89                $1.30
Third Quarter                                        2.34                 1.31
Second Quarter                                       3.20                 1.65
First Quarter                                        3.62                 2.15

2001
----

Fourth Quarter                                       4.27                 2.80
Third Quarter                                        5.25                 2.10
Second Quarter                                       5.50                 2.90
First Quarter (Since March 15, 2001)                 4.80                 2.80
First Quarter (Through March 14, 2001)               3.6312               1.5000


We did not pay cash dividends on our common stock during 2001 or 2002 and we do not intend to pay any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data as of and for the fiscal years ended December 31, 2002, 2001, 2000, 1999 and 1998 that has been derived from, and is qualified by reference to, our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements on pages 26 to 51 of this Annual Report on Form 10-K. The historical selected financial data prior to consummation of the merger are those of the pre-merger Diagnostics with retroactive restatement of equity and earnings per share.

                      (In thousands except per share data)

                                                                   For the Years Ended December 31,
                                                           2002       2001      2000       1999       1998
                                                           ----       ----      ----       ----       ----
Consolidated Income Statement
  of Operations Data:
Net Revenue......................................        $13,841    $10,299   $11,793    $11,237    $ 9,719
Income (loss) from operations/(1)/...............        $(3,498)   $(3,874)  $   162    $(1,441)   $(3,502)
Net loss/(1)/....................................        $(2,830)   $(3,509)  $(1,855)   $(2,466)   $(3,582)
Net loss per common share/(1)/...................        $  (.10)   $  (.13)  $  (.09)   $  (.12)   $  (.18)
Weighted average number of
common shares outstanding........................         28,488     26,879    20,000     20,000     20,000

                                                           As of December 31,
                                              2002       2001      2000     1999     1998
                                              ----       ----      ----     ----     ----
Balance Sheet Data:
Working capital.......................      $23,521    $27,812   $ 6,029  $ 8,600  $ 8,176
Total assets..........................      $37,423    $40,147   $19,113  $21,662  $22,120
Total liabilities.....................      $ 4,027    $ 3,347   $11,894  $12,000  $ 8,668
Total stockholders' equity............      $33,396    $36,800   $ 7,219  $ 9,662  $13,452

(1) As discussed in Note 2 to the Consolidated Financial Statements, in accordance with SFAS No. 142, we discontinued the amortization of goodwill effective January 1, 2002. The selected historical financial data for the years ended December 31, 1998 through December 31, 2001 has not been adjusted for the effect of this accounting change.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements on pages 26 to 51 of this Annual Report on Form 10-K.

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

Our management reviews financial information, allocates resources and manages the business as two segments defined by geographic region. One segment--the domestic region--contains our subsidiaries located in the United States and corporate operations. Our other segment--the Italian region--contains our subsidiary located in Italy.

From its facility located in Pomezia, Italy, Delta develops and manufactures scientific and laboratory instruments, including its proprietary Mago(R) Plus and Aptus(TM) systems, which include hardware, reagents, and software. The Mago(R) Plus and Aptus(TM) systems, in association with 82 specific assays acquired from Diamedix and third parties, as well as a complete line of allergy products, are sold directly in Italy through Delta's independent sales representatives, most of whom work exclusively for Delta. Delta also sells in Italy other diagnostic products manufactured by third parties. Approximately 90% of Delta's customers in Italy are government owned hospitals and the remaining 10% are private laboratories. Thus, sales in Italy are heavily concentrated in the public sector.

Diamedix' products are sold in the United States through Diamedix' sale force. Diamedix manufactures 49 assays that the FDA has cleared and that are available to be run in conjunction with the Mago(R) Plus and Aptus(TM) systems. These assays are sold under the trade name immunosimplicity(R).

ImmunoVision develops, manufactures, and markets autoimmune reagents and research products for use by research laboratories and commercial diagnostic manufacturers. These manufacturers (including Diamedix) use these antigens to produce autoimmune diagnostic kits.

On May 15, 2002, we consummated the acquisition of certain of the assets of the global enzyme immunoassay product line of Sigma Diagnostics for $2,211,747 and the assumption of certain liabilities. The fair value of assets acquired of $2,456,747 includes reagent and instrumentation inventory as well as enzyme immunoassay instrumentation placed at customer locations. As a result of the consummation of the transaction with Sigma Diagnostics, we no longer sell reagents or instrumentation to Sigma Diagnostics, which had been our largest customer during 2000 and 2001 and which had marketed such reagents and instrumentation throughout the world under previous agreements with us, which are described above. Instead, we sell enzyme immunoassay instrumentation and reagents directly to Sigma Diagnostics' former customer base. Selected employees previously affiliated with Sigma Diagnostics, primarily in the field sales, instrument service and technical support areas, have joined us. As a result of the consummation of the transaction with Sigma Diagnostics, the previous agreements with Sigma Diagnostics have been terminated. There can be no assurance that we will be able to replace our largest customer or that the acquired assets will be successfully integrated into our business. Any failure to do so could have a material adverse effect on our business, prospects, operating results and financial condition.

The historical financial statements prior to the merger of us and the pre-merger Diagnostics are those of the pre-merger Diagnostics with no adjustments except for retroactive restatement, as if a stock split occurred, to reflect the 20,000,000 shares of common stock that IVAX received in the merger as outstanding for all periods presented.

                              RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

NET REVENUES AND GROSS PROFIT

Net revenues for the year ended December 31, 2002 totaled $13,841,000, an increase of $3,542,000, or 34.4%, from the $10,299,000 reported in the prior year comparable period. This increase was comprised of an increase of $4,384,000 in external net revenues from domestic operations partially offset by a decrease in external net revenues of $842,000 from Italian operations. Domestic operations generated external net revenues of $9,000,000 for the year ended December 31, 2002, compared to $4,616,000 for the year ended December 31, 2001. This 95.0% increase in domestic external revenues was primarily due to revenue from reagents sold to customers obtained as a result of our transaction with Sigma Diagnostics, as well as volume increases in reagent revenue generated from new instrumentation placements. External net revenues from Italian operations totaled $4,841,000 for the year ended December 31, 2002, compared to $5,683,000 for the year ended December 31, 2001. This 14.8% decrease was primarily attributable to decreased sales volume of instrumentation products to our former largest customer, Sigma Diagnostics, as further discussed in Note 4, Concentration of Credit Risk, in the Notes to Consolidated Financial Statements. Gross profit for the year ended December 31, 2002 increased $1,131,000, or 20.8%, to $6,576,000 (47.5% of net revenues) from
$5,445,000 (52.9% of net revenues) for the year ended December 31, 2001. The increase in gross profit was primarily attributable to increased revenue from both reagents sold to customers obtained as a result of our transaction with Sigma Diagnostics and new domestic instrumentation placements from sales of instrumentation products. This increase in gross profit was partially offset by the decreased sales volume of instrumentation products. The decrease in gross profit as a percentage of net revenues of 5.4% was principally due to lower revenue from sales of instrumentation products, which are generally sold at a higher gross margin.

OPERATING EXPENSES

Selling expenses of $4,637,000 (33.5% of net revenues) for the year ended December 31, 2002 were composed of expenses of $3,141,000 from domestic operations and $1,496,000 from Italian operations. For the year ended December 31, 2001, domestic selling expenses were $1,772,000 while $1,419,000 was incurred in Italy, totaling $3,191,000 (31.0% of net revenues). This increase in selling expenses of $1,446,000 was primarily due to greater payroll and travel costs related to the increase in sales personnel obtained as a result of our transaction with Sigma Diagnostics as well as increased domestic sales efforts. General and administrative expenses totaled $4,011,000 (29.0% of net revenues) for the year ended December 31, 2002, a decrease of $444,000, from $4,455,000 (43.3% of net revenues) for the year ended December 31, 2001. This decrease was primarily the result of a decrease of $892,000 in stock option compensation expense recognized in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, from the conversion of outstanding options under our 1999 Stock Option Plan to non-qualified stock options as a result of the merger. The remaining $297,000 of unamortized non-cash compensation cost resulting from such conversion will be expensed over the remaining vesting term of the options through June 30, 2003. Excluding the effect of stock option compensation expense, general and administrative expenses increased primarily due to certain expenses related to the consummation of our transaction with Sigma Diagnostics as well as expenses necessary due to a full year of activity as an independent public company, partially offset by professional fees incurred in 2001 associated with the completion of the merger. Research and development expenses totaled $1,427,000 for the year ended December 31, 2002 compared to $1,418,000 for the year ended December 31, 2001, representing 10.3% and 13.8% of net revenues, respectively. The increase of $9,000 was the result of an increase in Italian research and development expenses to $473,000 in the year ended December 31, 2002 from $257,000 in the year ended December 31, 2001, as a result of increased research related to instrumentation products, offset by a decrease in domestic research and development expenses from $1,161,000 in the year ended December 31, 2001 to $953,000 in the year ended December 31, 2002. This decrease in domestic research and development expenses was primarily the result of a reduced emphasis on reagent kit development. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. Goodwill amortization, which totaled $255,000 in the year ended December 31, 2001, was not recorded in the year ended December 31, 2002 due to the adoption of Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets (See Note 2, Summary of Significant Accounting Policies
- Recently Issued Accounting Standards, in the Notes to Consolidated Financial Statements).

OPERATING LOSS

Operating losses were $3,498,000 and $3,874,000 during the year ended December 31, 2002 and 2001, respectively. Exclusive of intersegment elimination adjustments, which increased consolidated operating loss by $21,000, operating loss in the year ended December 31, 2002 was composed of operating losses of $3,142,000 from domestic operations and $335,000 from Italian operations. Excluding intersegment elimination adjustments, which increased consolidated operating loss by $125,000 in the year ended December 31, 2001, domestic operations incurred an operating loss of $4,417,000 while Italian operations generated operating income of $667,000.

OTHER INCOME

Interest income decreased to $465,000 for the year ended December 31, 2002 from $743,000 for the year ended December 31, 2001. The decrease was primarily due to lower interest rates in 2002 as well as a reduction in cash, cash equivalents and marketable securities, partially offset by interest earned on cash received in the merger for the year ended December 31, 2002 compared to the prior year period that began with the date of the merger and ended December 31, 2001. Related party interest expense was $93,000 for the year ended December 31, 2001. The related party interest expense was incurred on intercompany advances from IVAX. As a result of the merger, intercompany advances from IVAX were contributed to capital. Other income, net, totaled $77,000 during the year ended December 31, 2002, compared to $58,000 during the year ended December 31, 2001, an increase of $19,000. This increase was due to larger net foreign currency gains recognized in 2002 on transactions by our Italian subsidiary, which were denominated in currencies other than its functional currency.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

NET REVENUES AND GROSS PROFIT

Net revenue for the year ended December 31, 2001 totaled $10,299,000, a decrease of $1,494,000, or 12.7%, from the $11,793,000 reported in the prior year comparable period. This decrease was comprised of a decrease of $1,965,000 in external net revenue from Italian operations partially offset by an increase in external net revenue of $471,000 from domestic operations. External net revenue from Italian operations totaled $5,683,000 for the year ended December 31, 2001, compared to $7,648,000 for the year ended December 31, 2000. This 25.7% decrease was primarily attributable to decreased sales volume of instrumentation products primarily due to Sigma Diagnostics related issues discussed in Note 4, Concentration of Credit Risk, in the Notes to Consolidated Financial Statements. External domestic operations generated net revenue of $4,616,000 for the year ended December 31, 2001, compared to $4,145,000 for the year ended December 31, 2000. This $471,000, or 11.4 %
increase, was primarily due to volume increases in revenue from instrumentation placements partially offset by decreased volume of raw material antigen sales. Gross profit for the year ended December 31, 2001 decreased $968,000, or 15.1%, to $5,445,000 (52.9% of net revenue) from $6,413,000 (54.4% of net revenue) for the year ended December 31, 2000. This decrease in gross profit was primarily attributable to decreased revenue from sales of instrumentation products. The decrease in gross profit as a percentage of net revenue of 1.5% was primarily due to lower revenue from sales of instrumentation products (which are generally sold at a higher gross margin) partially offset by improved manufacturing efficiencies achieved due to volume increases in revenue from domestic instrument placements.

OPERATING EXPENSES

Selling expenses of $3,191,000 (31.0% of net revenue) for the year ended December 31, 2001 were composed of domestic expenses of $1,772,000 and $1,419,000 from Italian operations. For the year ended December 31, 2000, domestic selling expenses were $1,189,000 while $1,435,000 was incurred in Italy, totaling $2,624,000 (22.3% of net revenue). This increase in consolidated selling expenses of $567,000 was primarily due to greater payroll costs related to increased domestic instrument system sales efforts. General and administrative expenses totaled $4,455,000 (43.3% of net revenue) for the year ended December 31, 2001, an increase of $2,373,000, from $2,082,000 (17.7% of net revenue) for the year ended December 31, 2000. This increase was primarily the result of the recognition, in accordance with APB Opinion No. 25, of $1,486,000 in stock option compensation expense from the conversion of outstanding options under our 1999 Stock Option Plan to non-qualified stock options as a result of the merger. The remaining $892,000 non-cash compensation cost resulting from such conversion will be expensed over the remaining vesting term of the options through June 30, 2003. This increase over the prior period was also due to a partial reimbursement of legal fees received from a settlement of patent litigation in 2000, as well as an increase in professional fees incurred in 2001 associated with the completion of the merger and the establishment of our independent public structure. Research and development expenses totaled $1,418,000 for the year ended December 31, 2001 compared to $1,291,000 for the year ended December 31, 2000, representing 13.8% and 10.9% of net revenues, respectively. The increase of $127,000 was the result of an increase in research and development expenses in the Italian operations to $257,000 in the year ended December 31, 2001 from $134,000 in the year ended December 31, 2000. This increase was the result of increased research of instrumentation products. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

OPERATING INCOME

Operating loss was $3,874,000 for the year ended December 31, 2001 compared to operating income of $162,000 in the year ended December 31, 2000. Exclusive of intersegment elimination adjustments that increased consolidated operating loss by $125,000, operating loss in the year ended December 31, 2001 was composed of an operating loss of $4,417,000 for domestic operations and operating income of $667,000 from Italian operations. Excluding intersegment elimination adjustments that reduced consolidated operating income by $24,000 in the year ended December 31, 2000, domestic operations incurred an operating loss of $2,354,000 while Italian operations generated operating income of $2,492,000.

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

                         LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, our working capital was $23,521,000 compared to $27,812,000 at December 31, 2001. Cash and cash equivalents totaled $15,942,000 at December 31, 2002, as compared to $23,282,000 at December 31, 2001. Substantially all cash and cash equivalents are presently held at one national securities brokerage firm. Accordingly, we are subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver our securities or if the brokerage firm should become bankrupt or otherwise insolvent. We only invest in select money market instruments, municipal securities and corporate issuers.

Net cash flows of $2,251,000 were used in operating activities during the year ended December 31, 2002, compared to $936,000 that was used by operating activities during the year ended December 31, 2001. The increase in cash used in operating activities during the year ended December 31, 2002 compared to the same period of the prior year was primarily the result of a decrease in cash received from accounts receivable collections, which include the effects of sales made to customers obtained as a result of our transaction with Sigma Diagnostics, as well as the collection in January 2001 of account receivables from instrument sales generated in the later part of the year ended December 31, 2000. These increases were partially offset by a reduction in cash utilized for inventory purchases, other current assets and accounts payable and accrued expenses during the year ended December 31, 2002 compared to the same period of the prior year.

Net cash flows of $3,437,000 were used in investing activities during the year ended December 31, 2002, as compared to $834,000 used during the same period of the prior year. Increases in cash used for investing activities were primarily the result of our acquisition of certain of the net assets of the global enzyme immunoassay product line of Sigma Diagnostics as well as an increase in capital expenditures.

Net cash flows of $1,959,000 were used in financing activities during the year ended December 31, 2002, compared to $24,108,000 provided during the same period of 2001. The decrease in cash provided was primarily due to cash of $22,285,000 that was included in net assets acquired in the merger. Other differences in net cash flows provided by financing activities were primarily due to cash utilized to repurchase shares of our common stock as well as a decrease in funds received from IVAX.

Our product research and development expenditures are expected to be approximately $1,400,000 during 2003. Actual expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. There can be no assurance that these expenditures will result in the development of new products or product enhancements, that we will successfully complete products under development, that we will obtain regulatory approval or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed. In addition, we estimate that cash of $450,000 will be required in fiscal 2003 to improve and expand our facilities, equipment and information systems, primarily as a result of expenditures relating to our efforts to expand our production capabilities as we integrate into our operations sales to customers obtained as a result of our transaction with Sigma Diagnostics. There can be no assurance that we will be able to successfully integrate these assets into our operations.

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

We maintain allowances for doubtful accounts, particularly in Italy for the operations of our Italian subsidiary, for estimated losses resulting from the inability of our customers to make required or timely payments. Payment cycles are longer in Italy than in the United States. If we make additional allowances, our operating results could be materially adversely affected during the period in which the determination or reserve is or was made.

On May 15, 2002, we consummated our acquisition of certain of the assets of the global enzyme immunoassay product line of Sigma Diagnostics (See Note 3, Merger and Acquisition, in the

Notes to Consolidated Financial Statements) for $2,211,747 and the assumption of certain liabilities. The fair value of assets acquired of $2,456,747 includes reagent and instrumentation inventory as well as enzyme immunoassay instrumentation placed at customer locations. As a result of the consummation of the transaction with Sigma Diagnostics, we no longer sell reagents or instrumentation to Sigma Diagnostics, which had been our largest customer during the years ended December 31, 2001 and 2000 (See Note 4, Concentration of Credit Risk, in the Notes to Consolidated Financial Statements) and which had marketed such reagents and instrumentation throughout the world under previous agreements with us, which are described above. Instead, we sell enzyme immunoassay instrumentation and reagents directly to Sigma Diagnostics' former customer base. During the years ended December 31, 2002, 2001 and 2000 our net revenues from Sigma Diagnostics for sales of instruments, replacement parts and diagnostic kits represented 1.6%, 24.9% and 40.1%, respectively, of our total net revenues for such periods. Selected employees previously affiliated with Sigma Diagnostics, primarily in the field sales, instrument service and technical support areas, have joined us. As a result of the consummation of the transaction with Sigma Diagnostics, the previous agreements with Sigma Diagnostics have been terminated. There can be no assurance that we will be able to replace our largest customer or successfully integrate the acquired assets into our business. Any failure to do so could have a material adverse effect on our business, prospects, operating results and financial condition.

During the year ended December 31, 2002, we repurchased approximately 1,135,000 shares of our common stock as part of our previously announced common stock repurchase program. As part of this repurchase program, on November 5, 2002, pursuant to a Redemption Agreement, we repurchased an aggregate of 871,473 shares of our common stock from Randall Davis (who resigned from our Board of Directors on November 4, 2002) and Titanium Holdings Group, Inc., or Titanium Holdings, for an aggregate purchase price of approximately $1,437,900. The repurchased shares have been retired and have resumed the status of authorized and unissued shares. Pursuant to the Redemption Agreement, we also granted a general release to Titanium Holdings, Randall Davis, Steven Etra and Richard Kandel and paid them an aggregate of approximately $217,900 for the following:
(i) we were granted an option to acquire up to an additional 657,125 shares of our common stock from Titanium Holdings, Steven Etra and Richard Kandel at an exercise price of $4.00 per share at any time on or before May 5, 2004; (ii) the optionees agreed that, until May 5, 2004, they would not transfer the shares of our common stock that are subject to the option to any person or entity other than to us or our affiliates; (iii) Titanium Holdings and Steven Etra further agreed that, until May 5, 2004, they would not transfer an additional 307,125 and 150,000 shares of our common stock owned by them respectively to any person or entity other than to us; and (iv) we and our affiliates received general releases from Titanium Holdings, Randall Davis, Steven Etra and Richard Kandel.

                          CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, allowance for doubtful accounts, inventories, intangible assets, income and other tax accruals, warranty obligations, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our assumptions and estimates may, however, prove to have been or to be incorrect and our actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and the judgments and estimates we make concerning their application have significant impact on our consolidated financial statements.

A principal source of revenue is our "reagent rental" program in which customers make reagent kit purchase commitments with us that typically last for a period of three to five years. In exchange, we include a Mago(R) instrument and any required instrument service, which are paid for by the customer through these reagent kit purchases over the life of the commitment. We recognize revenue from the reagent kit sales when title passes, which is generally at the time of shipment. Should actual reagent kit or instrument failure rates significantly increase, our future operating results could be negatively impacted by increased warranty obligations and service delivery costs.

We maintain allowances for doubtful accounts, particularly in Italy for the operations of our Italian subsidiary, for estimated losses resulting from the inability of our customers to make required or timely payments. In many instances our receivables in Italy, while currently due and payable, take in excess of a year to collect. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then we may be required to make additional allowances which would adversely affect our operating results during the period in which the determination or reserve is or was made.

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

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, we analyzed our goodwill for impairment issues and will continue to do so in future periods on a periodic basis. In assessing the recoverability of our goodwill and other intangibles, we made assumptions regarding estimated future cash flows, including current and projected levels of income, business trends, prospects and market conditions, to determine the fair value of the respected assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Any resulting impairment loss would be recorded as a charge against our earnings and could have a material adverse impact on our financial condition and results of operations.

We accounted for income taxes on our consolidated financial statements on a stand-alone basis as if we had filed our own income tax returns. However, the pre-merger Diagnostics reported its income taxes until the merger as part of a consolidated group. Therefore, all domestic net operating losses generated prior to the merger were utilized by IVAX. Since the merger, we have experienced domestic losses from operations. Accounting principles generally accepted in the United States require that we record a valuation allowance against the deferred tax asset associated with these losses if it is "more likely than not" that we will not be able to utilize the net operating loss to offset future taxes. Due to the losses from the operations of our domestic operations since the merger, we have provided full valuation reserves against domestic deferred tax assets and currently provide for only foreign income taxes. Over time we may reach levels of profitability which could cause our management to conclude that it is more likely than not that we will realize all or a portion of the net operating loss carryforward. Upon reaching such a conclusion, and upon such time as we reversed the entire valuation against the deferred tax asset, we would then provide for income taxes at a rate equal to our combined federal and state effective rates. Conversely, we have recorded deferred tax assets as a result of losses generated in Italy due to the belief that over time we will return to previous levels of profitability which will permit the deferred asset to be realized. These subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

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

                      RECENTLY ISSUED ACCOUNTING STANDARDS

Effective July 1, 2001, we adopted SFAS No. 141, Business Combinations, which addresses the financial accounting and reporting for business combinations. It supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises. All business combinations under the scope of this statement must be accounted for using the purchase method of accounting. This statement applies to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on our financial condition or statement of operations.

Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses accounting for intangible assets that are acquired individually or with a group of other assets upon acquisition and accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. Intangible assets that have indefinite lives and goodwill will no longer be amortized, but rather they must be tested at least annually for impairment using fair values. Intangible assets that have finite useful lives will be amortized over their useful lives. The statement is effective in fiscal years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001 were subject immediately to the non-amortization and amortization provisions of SFAS No. 142. On January 1, 2002 amortization of goodwill acquired prior to June 30, 2001 ceased. This increased net income by approximately

$255,000 per year. The initial test for impairment of goodwill as of January 1, 2002, was completed during the second quarter of 2002 and no impairments were indicated at the date of adoption. In addition, we performed our annual test during the fourth quarter of 2002 and no impairments were indicated. An independent valuation firm was used to perform both tests.

SFAS No. 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. It requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred if a reasonable estimate can be made and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on our consolidated financial statements.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of, and certain provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. It also amends ARB No. 51, Consolidated Financial Statements. SFAS No. 144 establishes a single accounting model for the accounting for a segment of a business accounted for as a discontinued operation that was not addressed by SFAS No. 121 and resolves other implementation issues related to SFAS No. 121. It is effective for fiscal periods beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on our consolidated financial statements.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement nullifies Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred (rather than when the exit or disposal decision is made). It also establishes fair value as the objective for the initial measurement of the liability. It is effective for fiscal years beginning after December 31, 2002. We believe that the impact of the adoption of SFAS No. 146 will not be material.

SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. This statement is effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on our consolidated financial statements.

EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, is effective for periods beginning after December 15, 2001. It states that consideration paid by a vendor to a reseller should be classified as a reduction of revenue in the income statement unless an identifiable benefit is or will be received from the reseller that is sufficiently separable from the purchase of the vendor's products and the vendor can reasonably estimate the fair value of the benefit. Restatement of prior periods is required. The adoption of EITF Issue No. 00-25 did not have a material impact on our consolidated financial statements.

EITF Issue No. 01-09, Accounting for Consideration Given to a Customer or a Reseller of a Vendor's Products, reconciles EITF Issue No. 00-14, Issue No. 3 of EITF Issue No. 00-22 and EITF Issue No. 00-25. It is effective for periods beginning after December 15, 2001. Restatement of prior period amounts is required. The adoption of EITF Issue No. 01-09 did not have a material impact on our consolidated financial statements.

EITF Issue No. 02-07, Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets, is effective upon the initial application of SFAS No. 142, or for entities that early applied SFAS No. 142 this issue is applicable for impairment testing of indefinite-lived intangibles asset performed after March 21, 2002. The adoption of EITF Issue No. 02-07 did not have a material impact on our consolidated financial statements.

EITF Issue No. 02-13, Deferred Income Tax Considerations in Applying the Goodwill Impairment Test in FASB Statement No. 142, is applicable prospectively in performing goodwill impairment tests after September 12, 2002. The adoption of EITF Issue No. 02-13 did not have a material impact on our consolidated financial statements.

EITF Issue No. 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, is effective for purchase business combinations consummated after October 25, 2002. It states that when an entity recognizes a customer-related intangible asset in accordance with the recognition criteria in SFAS No. 141, the determination of the fair value of that intangible asset should consider all aspects of the relationship. The adoption of EITF Issue No. 02-17 did not have a material impact on our consolidated financial statements.

                              CURRENCY FLUCTUATIONS

For the years ended December 31, 2002, 2001 and 2000, approximately 34.8%, 36.1% and 29.6%, respectively, of our net revenues were generated in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the strength or weakness of the United States dollar against the Euro resulted in an increase of approximately $254,000 in net revenues for the year ended December 31, 2002 compared to the same period of the prior year and a decline of approximately $206,000 in net revenues for the year ended December 31, 2001 compared to the same period of the prior year. During the three years ended December 31, 2002, no subsidiary was domiciled in a highly inflationary environment. The effects of inflation on consolidated net revenues and operating income were not significant.

For the year ended December 31, 2002, Delta represented 35.0% of our net revenues. Conducting an international business inherently involves a number of difficulties, risks, and uncertainties, such as export and trade restrictions, inconsistent and changing regulatory requirements, tariffs and other trade barriers, cultural issues, longer payment cycles, problems in collecting accounts receivable, political instability, local economic downturns, seasonal reductions in business activity in Europe during the traditional summer vacation months, and potentially adverse tax consequences.

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

                                  INCOME TAXES

We recognized a tax (benefits) provisions of $(126,000), $343,000 and $1,531,000 for the three years ended December 31, 2002, 2001 and 2000, respectively, which related to foreign operations. Through March 14, 2001, we reported our domestic income taxes as part of a consolidated group with IVAX. All domestic taxable losses generated prior to that date were utilized by IVAX. Effective March 14, 2001, as a result of the merger, we are no longer included in the consolidated income tax returns of IVAX.

For financial statement purposes, we accounted for income taxes on a stand-alone basis as though we had filed our own income tax returns. Our income tax provisions for the years ended December 31, 2002, 2001 and 2000 were different from the amount computed on the loss before provision for income taxes at the United States federal statutory rate of 35% primarily due to non-recognition of the benefits of domestic taxable losses which include the previously discussed non-deductible stock option compensation expense.

As of December 31, 2002, we had no net domestic deferred tax asset, as domestic net operating losses generated prior to the merger were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets generated subsequent to March 14, 2001. The foreign net deferred tax asset was $925,000 at December 31, 2002, of which $737,000 is included in other current assets and $188,000 is included in other assets in the accompanying consolidated balance sheet. Realization of the net deferred tax asset is dependent upon generating sufficient future foreign taxable income. Although realization is not assured, we believe it is more likely than not that we will reach levels of profitability which will permit the net deferred tax asset to be realized.

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

Interest Rate Risk. We do not have debt obligations and our investments are current. We believe that our exposure to market risk relating to interest rate risk is not material.

Commodity Price Risk. We do not believe we are subject to any material risk associated with commodity prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     IVAX Diagnostics, Inc. and Subsidiaries
                   Index to Consolidated Financial Statements

                                                                        Page
                                                                        ----
Reports of Independent Certified Public Accountants...................   27

Consolidated Balance Sheets as of December 31, 2002 and 2001..........   29

Consolidated Statements of Operations for the years
     ended December 31, 2002, 2001 and 2000...........................   30

Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 2002, 2001 and 2000.....................   31

Consolidated Statements of Cash Flows for the years
     ended December 31, 2002, 2001 and 2000...........................   32

Notes to Consolidated Financial Statements............................   33

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of IVAX Diagnostics, Inc.:

We have audited the accompanying consolidated balance sheet of IVAX Diagnostics, Inc. (a Delaware corporation and partially owned subsidiary of IVAX Corporation) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of IVAX Diagnostics, Inc. as of December 31, 2001 and for the two years in the period then ended, were audited by other auditors who have ceased operations and whose report dated March 20, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of IVAX Diagnostics, Inc. and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill during the year ended December 31, 2002.

As discussed above, the financial statements of IVAX Diagnostics, Inc. as of December 31, 2001 and for the two years then ended, were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 2 with respect to 2001 and 2000 include (a) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company's underlying records obtained from management and (b) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss, and the related loss-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in
Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

                                                ERNST & YOUNG LLP

Miami, Florida,
March 14, 2003

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


This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with the Company's Annual Report on Form 10-K for the year ended December 31, 2002. See Exhibit 23.2 for further discussion.

                     IVAX Diagnostics, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                           December 31, 2002 and 2001

                                                                  2002           2001
                                                              ------------   ------------
ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents                                  $ 15,941,663   $ 23,282,155
   Accounts receivable, net of allowance for doubtful
     accounts of $2,392,553 and $1,911,395, respectively         5,721,400      3,192,782
   Inventories                                                   4,246,893      2,857,289
   Deferred income taxes                                           736,938        624,770
   Other current assets                                            530,889        803,723
                                                              ------------   ------------
         Total current assets                                   27,177,783     30,760,719
                                                              ------------   ------------

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                            352,957        352,957
   Buildings and improvements                                    2,504,054      2,353,953
   Machinery and equipment                                       1,669,476      1,543,339
   Furniture and fixtures                                        1,775,556      1,333,162
                                                              ------------   ------------
                                                                 6,302,043      5,583,411
   Less - Accumulated depreciation                              (4,306,046)    (4,124,709)
                                                              ------------   ------------
                                                                 1,995,997      1,458,702
                                                              ------------   ------------
OTHER ASSETS:
   Goodwill, net                                                 6,794,147      6,878,199
   Equipment on lease, net                                       1,189,456        856,439
   Other                                                           265,321        192,469
                                                              ------------   ------------
                                                                 8,248,924      7,927,107
                                                              ------------   ------------

         Total assets                                         $ 37,422,704   $ 40,146,528
                                                              ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                           $    881,657   $    801,392
   Accrued expenses                                              2,775,110      2,147,559
                                                              ------------   ------------
         Total current liabilities                               3,656,767      2,948,951

OTHER LONG-TERM LIABILITIES                                        370,405        397,674
                                                              ------------   ------------
         Total liabilities                                       4,027,172      3,346,625
                                                              ------------   ------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 10)

SHAREHOLDERS' EQUITY:
   Common stock, par value $0.01, authorized
     50,000,000 shares, issued and outstanding
     27,519,079 in 2002 and 28,635,652 in 2001                     275,190        286,356
   Additional paid-in capital                                   43,095,554     44,530,462
   Accumulated deficit                                          (8,426,409)    (5,596,778)
   Accumulated other comprehensive loss                         (1,548,803)    (2,420,137)
                                                              ------------   ------------
         Total shareholders' equity                             33,395,532     36,799,903
                                                              ------------   ------------
         Total liabilities and shareholders' equity           $ 37,422,704   $ 40,146,528
                                                              ============   ============

   The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     IVAX Diagnostics, Inc. and Subsidiaries

                      Consolidated Statements of Operations
              for the Years Ended December 31, 2002, 2001 and 2000


                                                                     2002                 2001                 2000
                                                                ---------------      ---------------      ---------------
NET REVENUE                                                     $    13,841,006      $    10,299,245      $    11,793,010

COST OF SALES                                                         7,265,235            4,854,131            5,379,668
                                                                ---------------      ---------------      ---------------
              Gross profit                                            6,575,771            5,445,114            6,413,342
                                                                ---------------      ---------------      ---------------

OPERATING EXPENSES:
   Selling                                                            4,636,672            3,190,580            2,623,738
   General and administrative                                         4,010,665            4,455,040            2,081,602
   Research and development                                           1,426,578            1,418,413            1,291,042
   Goodwill amortization                                                      -              254,900              255,375
                                                                ---------------      ---------------      ---------------
              Total operating expenses                               10,073,915            9,318,933            6,251,757
                                                                ---------------      ---------------      ---------------

              Income (loss) from operations                          (3,498,144)          (3,873,819)             161,585
                                                                ---------------      ---------------      ---------------

OTHER INCOME (EXPENSE):
   Interest income                                                      465,405              743,322              157,584
   Interest expense - related party                                           -              (93,336)            (525,794)
   Other income (expense), net                                           76,801               58,065             (117,407)
                                                                ---------------      ---------------      ----------------
              Total other income (expense)                              542,206              708,051             (485,617)
                                                                ---------------      ---------------      ---------------

              Loss before income taxes                               (2,955,938)          (3,165,768)            (324,032)

INCOME TAX PROVISION (BENEFIT)                                         (126,307)             343,373            1,531,280
                                                                ----------------     ---------------      ---------------

              Net loss                                          $    (2,829,631)     $    (3,509,141)     $    (1,855,312)
                                                                ===============      ===============      ===============

              Basic and diluted net loss per share              $          (.10)     $          (.13)     $          (.09)
                                                                ===============      ===============      ===============

              Weighted average shares outstanding                    28,487,631           26,878,722           20,000,000
                                                                ===============      ===============      ===============

 The accompanying notes to consolidated financial statements are an integral part of these statements.

                     IVAX Diagnostics, Inc. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity
              for the Years Ended December 31, 2002, 2001 and 2000

                                                                                    Retained     Accumulated
                                                                   Additional       Earnings        Other           Total
                                          Common Stock              Paid-in       (Accumulated   Comprehensive   Shareholders'
                                  ----------------------------
                                     Shares          Amount         Capital         Deficit)         Loss           Equity
                                  ------------    ------------    ------------    ------------    ------------   ------------
BALANCE, December 31, 1999          20,000,000    $    200,000    $ 11,258,251    $   (232,325)   $ (1,563,736)  $  9,662,190
   Comprehensive loss:
     Net loss                                -               -               -      (1,855,312)              -     (1,855,312)
     Translation adjustment                  -               -               -               -        (588,288)      (588,288)
                                                                                                                 ------------
         Comprehensive loss                                                                                        (2,443,600)
                                  ------------    ------------    ------------    ------------    ------------   ------------
BALANCE, December 31, 2000          20,000,000         200,000      11,258,251      (2,087,637)     (2,152,024)     7,218,590
   Comprehensive loss:
     Net loss                                -               -               -      (3,509,141)              -     (3,509,141)
     Translation adjustment                  -               -               -               -        (268,113)      (268,113)
                                                                                                                 ------------
         Comprehensive loss                                                                                        (3,777,254)
   Issuance of common stock in
   connection with merger            8,621,643          86,216      22,168,891               -               -     22,255,107
   Forgiveness of debt to
   principal shareholder                     -               -       9,581,110               -               -      9,581,110
   Stock-based compensation
   from conversion of stock
   options                                   -               -       1,486,488               -               -      1,486,488
   Exercise of stock options            14,009             140          35,722               -               -         35,862
                                  ------------    ------------    ------------    ------------    ------------   ------------
BALANCE, December 31, 2001          28,635,652         286,356      44,530,462      (5,596,778)     (2,420,137)    36,799,903
   Comprehensive loss:
     Net loss                                -               -               -      (2,829,631)              -     (2,829,631)
     Translation adjustment                  -               -               -               -         871,334        871,334
                                                                                                                 ------------
         Comprehensive loss                                                                                        (1,958,297)
Stock-based compensation from
conversion of stock options                  -               -         594,600               -               -        594,600
Exercise of stock options               18,000             180          12,960               -               -         13,140
Repurchase of common stock          (1,134,573)        (11,346)     (2,042,468)              -               -     (2,053,814)
                                  ------------    ------------    ------------    ------------    ------------   ------------
BALANCE, December 31, 2002          27,519,079    $    275,190    $ 43,095,554    $ (8,426,409)   $ (1,548,803)  $ 33,395,532
                                  ============    ============    ============    ============    ============   ============

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                     IVAX Diagnostics, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
              for the Years Ended December 31, 2002, 2001 and 2000

                                                                          2002                2001               2000
                                                                    --------------      --------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                       $   (2,829,631)     $    (3,509,141)    $    (1,855,312)
     Adjustments to reconcile net loss to net cash
       used in operating activities-
         Depreciation and amortization                                     902,323              951,838           1,026,422
         Provision for losses on accounts receivable                       171,594               25,256              43,715
         Stock option compensation expense                                 594,600            1,486,488                   -
         Deferred income tax provision                                    (169,529)                   -             136,298
         Changes in operating assets and liabilities:
           Accounts receivable                                          (1,934,739)           1,136,708            (601,140)
           Inventories                                                     640,679             (242,661)           (325,663)
           Other current assets                                            349,650             (337,442)             57,312
           Other assets                                                   (114,068)               6,107               8,605
           Accounts payable and accrued expenses                           226,957             (538,609)            216,606
           Other long-term liabilities                                     (88,940)              85,214              64,683
                                                                    --------------      ---------------     ---------------
                Net cash used in operating activities                   (2,251,104)            (936,242)         (1,228,474)
                                                                    --------------      ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net                                              (661,142)            (241,202)           (149,137)
   Acquisition of equipment on lease                                      (563,963)            (593,045)           (367,530)
   Net assets of business acquired                                      (2,211,747)                   -                   -
                                                                    --------------      ---------------     ---------------
                Net cash used in investing activities                   (3,436,852)            (834,247)           (516,667)
                                                                    --------------      ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options                                                13,140               35,862                   -
   Proceeds from sale of common stock                                            -           22,255,107                   -
   Change in due to affiliate                                               82,000                    -                   -
   Repurchase of common stock                                           (2,053,814)                   -                   -
   Funds received from (paid to) principal shareholder                           -            1,816,695            (703,056)
                                                                    --------------      ---------------     ----------------
                Net cash (used in) provided by
                  financing activities                                  (1,958,674)          24,107,664            (703,056)
                                                                    --------------      ---------------     ----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                                    306,138             (317,908)           (506,871)
                                                                    --------------      ---------------     ---------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                     (7,340,492)          22,019,267          (2,955,068)

CASH AND CASH EQUIVALENTS, beginning of year                            23,282,155            1,262,888           4,217,956
                                                                    --------------      ---------------     ---------------

CASH AND CASH EQUIVALENTS, end of year                              $   15,941,663      $    23,282,155     $     1,262,888
                                                                    ==============      ===============     ===============

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                                    $            -      $             -     $             -
                                                                    ==============      ===============     ===============
   Income taxes paid                                                $            -      $       847,073     $       696,200
                                                                    ==============      ===============     ===============


Year Ended December 31,                                                            2002              2001
                                                                              --------------      -----------
Supplemental disclosure of non-cash activities:
   Acquisition of certain assets of product line:
          Fair value of assets acquired                                       $   2,456,747      $           -
          Liabilities assumed                                                       245,000                  -
                                                                             --------------      -------------
          Net assets acquired                                                 $   2,211,747      $           -
                                                                             ==============     ==============

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                     IVAX Diagnostics, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company's actual results in subsequent periods may differ from the estimates and assumptions used in the preparation of the accompanying consolidated financial statements. Significant estimates include the allowance for doubtful accounts, inventory reserves, long-lived assets, litigation accruals, product returns, discounts and allowances, warranty accruals, tax accruals, deferred tax asset valuation allowances and the realization of long-lived assets.

Recently Issued Accounting Standards

Effective July 1, 2001, IVAX Diagnostics adopted SFAS No. 141, Business Combinations, which addresses the financial accounting and reporting for business combinations. It supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises. All business combinations under the scope of this statement must be accounted for using the purchase method of accounting. This statement applies to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's financial condition or statement of operations.

Effective January 1, 2002, IVAX Diagnostics adopted SFAS No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangibles assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses accounting for intangible assets that are acquired individually or with a group of other assets upon acquisition and accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. Intangible assets that have indefinite lives and goodwill will no longer be amortized, but rather they must be tested at least annually for impairment using fair values. Intangible assets that have finite useful lives will be amortized over their useful lives. The statement is effective in fiscal years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001 were subject immediately to the non-amortization and amortization provisions of this statement. On January 1, 2002 amortization of goodwill acquired prior to June 30, 2001 ceased. This increased net income by approximately $255,000 per year. The initial test for impairment of goodwill as of January 1, 2002, was completed during the second quarter of 2002 and no impairments were indicated at the date of adoption. In addition, the Company performed its annual test during the fourth quarter of 2002 and no impairments were indicated. An independent valuation firm was used to perform both tests.

The following table adjusts the Company's net loss and loss per share amounts to exclude goodwill amortization for comparative purposes:

Year Ended December 31,

                                                       2002           2001           2000
                                                   -----------    -----------    -----------
Reported net loss                                  $(2,829,631)   $(3,509,141)   $(1,855,312)
Addback: Goodwill amortization                               -        254,900        255,375
                                                   -----------    -----------    -----------
Adjusted net loss                                  $(2,829,631)   $(3,254,241)   $(1,599,937)
                                                   ===========    ===========    ===========

Basic and diluted loss per common share:
   Reported net loss                               $      (.10)   $      (.13)   $      (.09)
   Goodwill amortization                                     -           (.01)          (.01)
                                                   -----------    -----------    -----------
   Adjusted net loss                               $      (.10)   $      (.12)   $      (.08)
                                                   ===========    ===========    ===========

The following table displays the changes in the carrying amounts of goodwill by operating segment for the years ended December 31:

                                           Balance       Foreign       Balance
                                             2002        Exchange        2001
                                          ----------    ----------    ----------
               Domestic                   $2,050,290    $        -    $2,050,290
               Italian                     4,743,857       (84,052)    4,827,909
                                          ----------    ----------    ----------
               Consolidated goodwill      $6,794,147    $  (84,052)   $6,878,199
                                          ==========    ==========    ==========

SFAS No. 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. It requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred if a reasonable estimate can be made and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset. It is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated financial statements.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of, and certain provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. It also amends ARB No. 51, Consolidated Financial Statements. It establishes a single accounting model for the accounting for a segment of a business accounted for as a discontinued operation that was not addressed by SFAS No. 121 and resolves other implementation issues related to SFAS No. 121. It is effective for fiscal periods beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). It requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred (rather than when the exit or disposal decision is made). It also establishes fair value as the objective for the initial measurement of the liability. It is effective for fiscal years beginning after December 31, 2002. The Company believes the impact of the adoption of SFAS No. 146 will not be material.

SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. It is effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company's consolidated financial statements.

EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, is effective for periods beginning after December 15, 2001. It states that consideration paid by a vendor to a reseller should be classified as a reduction of revenue in the income statement unless an identifiable benefit is or will be received from the reseller that is sufficiently separable from the purchase of the vendor's products and the vendor can reasonably estimate the fair value of the benefit. Restatement of prior periods is required. The adoption of EITF Issue No. 00-25 did not have a material impact on the Company's consolidated financial statements.

EITF Issue No. 01-09, Accounting for Consideration Given to a Customer or a Reseller of a Vendor's Products, reconciles EITF Issue No. 00-14, Issue No. 3 of EITF Issue No. 00-22 and EITF Issue No. 00-25. It is effective for periods beginning after December 15, 2001. Restatement of prior period amounts is required. The adoption of EITF Issue No. 01-09 did not have a material impact on the Company's consolidated financial statements.

EITF Issue No. 02-07, Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets, is effective upon the initial application of SFAS No. 142, or for entities that early applied SFAS No. 142 this issue is applicable for impairment testing of indefinite-lived intangibles asset performed after March 21, 2002. The adoption of EITF Issue No. 02-07 did not have a material impact on the Company's consolidated financial statements.

EITF Issue No. 02-13, Deferred Income Tax Considerations in Applying the Goodwill Impairment Test in FASB Statement No. 142, is applicable prospectively in performing goodwill impairment tests after September 12, 2002. The adoption of EITF Issue No. 02-13 did not have a material impact on the Company's consolidated financial statements.

EITF Issue No. 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, is effective for purchase business combinations consummated after October 25, 2002. It states that when an entity recognizes a customer-related intangible asset in accordance with the recognition criteria in SFAS No. 141, the determination of the fair value of that intangible asset should consider all aspects of the relationship. The adoption of EITF Issue No. 02-17 did not have a material impact on the Company's consolidated financial statements.

Cash and Cash Equivalents

The Company considers all investments with a maturity of three months or less as of the date of purchase to be cash equivalents.

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

                                            December 31,
                                      ----------------------
                                         2002        2001
                                      ----------  ----------

               Raw materials          $1,188,400  $1,044,346
               Work-in-process           358,936     478,860
               Finished goods          2,699,557   1,334,083
                                      ----------  ----------
                   Total              $4,246,893  $2,857,289
                                      ==========  ==========

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets as follows:

                                                               Years
                                                             ---------
              Buildings and improvements                       5-20
              Machinery and equipment                          3-10
              Furniture and fixtures                           3-10

Costs of major additions and improvements are capitalized and expenditures for maintenance and repairs which do not extend the life of the assets are expensed. Upon sale or disposition of property, plant and equipment, the cost and related accumulated depreciation is eliminated from the accounts and any resulting gain or loss is credited or charged to operations.

Depreciation expense related to property, plant and equipment was $232,442, $317,304 and $346,839 for the years ended December 31, 2002, 2001 and 2000, respectively.

Goodwill

Goodwill is reported net of accumulated amortization and consists of the following:

                                                         December 31,
                                              ----------------------------------
                                                   2002                 2001
                                              ------------          ------------
       Goodwill                               $  9,184,395          $  9,236,929
       Less - Accumulated amortization           2,390,248             2,358,730
                                              ------------          ------------
                                              $  6,794,147          $  6,878,199
                                              ============          ============

Amortization expense related to goodwill was $0, $254,900 and $255,375 for the years ended December 31, 2002, 2001 and 2000, respectively.

Equipment on Lease, net

The cost of the Company's owned instruments, which are placed under reagent rental programs at customer facilities for testing and usage of the Company's products (see Note 2, Summary of Significant Accounting Policies - Revenue Recognition), less accumulated amortization, consists of the following:

                                                         December 31,
                                              ----------------------------------
                                                  2002                 2001
                                              ------------          ------------
        Equipment on lease at cost            $  3,994,111          $  2,759,851
        Less - Accumulated amortization          2,804,655             1,903,412
                                              ------------          ------------
                                              $  1,189,456          $    856,439
                                              ============          ============

Equipment on lease is amortized over three years. Amortization expense related to equipment on lease was $600,760, $334,754 and $396,185 for the years ended December 31, 2002, 2001 and 2000, respectively.

Review for Impairment

The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining balance of long-lived assets, including goodwill (prior to the adoption of SFAS No. 142), may not be recoverable. When factors indicate that goodwill or other long-lived assets may be impaired, the Company uses various methods to estimate future cash flow, including current and projected levels of income, business trends, prospects and market conditions. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, then an impairment loss is recognized based on the excess of the carrying amount over the estimated fair value of the asset. Any impairment amount is charged to operations.

Future events could cause the Company to conclude that impairment indicators exist and that our long-lived assets, including goodwill, are impaired. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations.

Foreign Currencies

The Company's operations include operations that are located in Italy. Assets and liabilities as stated in the local reporting and functional currency are translated at the rate of exchange prevailing at the balance sheet date. The gains or losses that result from this process are shown in the "Accumulated other comprehensive loss" caption in the Shareholders' Equity section of the accompanying consolidated balance sheets. Amounts in the consolidated statements of operations are translated at the average rates for the period.

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

Revenue Recognition

Revenue and the related cost of sales on sales of test kits and instruments are recognized when risk of loss and title passes, which is generally at the time of shipment. Net revenue is comprised of gross revenue less provisions for expected product returns, allowances and discounts. These provisions and discounts totaled $50,036, $49,540 and $14,978 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company also owns instruments that it places, under "reagent rental" programs common to the industry, for periods of time at customer facilities for testing and usage with the Company's products ("equipment on lease"). The instrument system, utilized by customers to expedite the performance of certain tests, is paid for over an agreed upon contract period by the purchase of test kits. Revenue is recognized ratably over the rental period.

Provision for estimated warranty claims are established by the Company concurrently with the recognition of revenue. Provisions are established in accordance with generally accepted accounting principles based upon consideration of a variety of factors, including actual experience for products during the past several years by product type, the market for the product and projected economic conditions. Actual product returns, allowances and discounts and warranty claims incurred are, however, dependent upon future events. The Company continually monitors the factors that influence product returns, allowances and discounts and warranty claims and makes adjustments to these provisions when management believes that actual amounts may differ from established reserves.

Research and Development Costs

Company sponsored research and development costs related to future products are expensed currently.

Stock-Based Compensation Plans

The employees of the Company are eligible to participate in the IVAX 1997 Employee Stock Option Plan as well as the Company's stock option plans. As permissible under SFAS No. 123, Accounting for Stock-based Compensation, the Company accounts for all stock-based compensation arrangements using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and discloses pro forma net earnings and earnings per share amounts as if the fair value method had been adopted.

Comprehensive Loss

Comprehensive loss, consisting of the sum of net loss and translation adjustment, was $1,958,297, $3,777,254 and $2,443,600 for the years ended December 31, 2002, 2001 and 2000, respectively. Accumulated other comprehensive loss relates solely to foreign currency translation adjustments.

Loss per Share

Loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. All outstanding stock options are considered potential common stock. The dilutive effect, if any, of those options is calculated using the treasury stock method. Basic and diluted net loss per share are the same for all periods presented. The number of stock options outstanding not included in the calculation of earnings per share because their impact is antidilutive was 2,033,828, 2,134,128 and 1,108,905 for the years ended December 31, 2002, 2001 and 2000, respectively.

Reclassifications

Certain reclassifications have been made to prior year consolidated financial statements to conform to the current year presentation.

3    MERGER AND ACQUISITION

On March 14, 2001, b2bstores.com Inc. ("b2bstores.com"), IVAX Corporation ("IVAX") and the pre-merger IVAX Diagnostics, Inc., then a wholly-owned subsidiary of IVAX, consummated a merger (the "Merger") of the pre-merger IVAX Diagnostics into b2bstores.com pursuant to which all of the issued and outstanding shares of the pre-merger IVAX Diagnostics were converted into 20,000,000 shares of b2bstores.com stock and b2bstores.com's name was changed to "IVAX Diagnostics, Inc." Prior to the Merger, b2bstores.com was an internet business services company that was a non-operating public shell on the date of the Merger. Net assets of b2bstores.com on the date of Merger were $22,255,107, consisting primarily of cash of $22,285,064. Additionally, as a condition of the Merger, intercompany indebtedness of $9,581,110 existing between IVAX and the pre-merger IVAX Diagnostics was contributed to capital. For accounting purposes, the Merger was accounted for as sale of stock for cash. The historical financial statements prior to the Merger are those of the pre-merger IVAX Diagnostics with retroactive restatement, as if a stock split occurred, to reflect the 20,000,000 shares of b2bstores.com common stock that IVAX received in the Merger as outstanding for all periods presented. Other than for the stock split, the accompanying consolidated financial statements do not reflect any other adjustments that may result from the Merger. Following the Merger, IVAX' 20,000,000 shares of IVAX Diagnostics represented approximately 70% of the issued and outstanding shares of IVAX Diagnostics.

As a result of the Merger, all non-qualified stock options previously granted to employees of the pre-merger IVAX Diagnostics under the IVAX Diagnostics, Inc. 1999 Stock Option Plan (see Note 8, Shareholders' Equity) were converted into non-qualified stock options to purchase 1,108,795 shares of the Company's common stock. As a result of this conversion, in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, the total non-cash compensation cost was $2,378,364. Of this amount, $594,600 and $1,486,488 were recorded in general and administrative expense in the accompanying statements of operations for the years ended December 31, 2002 and December 31, 2001, respectively. The remaining cost will be expensed over the remaining vesting term of the options through June 30, 2003.

On March 21, 2002, the Company announced that it had signed a non-binding letter of intent with Sigma Diagnostics, Inc. ("Sigma Diagnostics"), a wholly-owned subsidiary of Sigma-Aldrich Corporation, pursuant to which the Company would acquire certain assets of Sigma Diagnostics' global enzyme immunoassay product line. On May 15, 2002, the Company consummated the acquisition of certain of the assets of the global enzyme immunoassay product line of Sigma Diagnostics for $2,211,747 and the assumption of certain liabilities. The fair value of these assets acquired was $2,456,747 and includes reagent and instrumentation inventory as well as enzyme immunoassay instrumentation placed at customer locations. Goodwill was not recorded in this transaction. Since the acquisition date, the Company's results of operations reflect the revenues and expenses associated with the product line. As a result of the consummation of the transaction with Sigma Diagnostics, the Company no longer sells reagents or instrumentation to Sigma

Diagnostics, which had been the Company's largest customer during the years ended December 31, 2001 and 2000 and which had marketed such reagents and instrumentation throughout the world under previous agreements with the Company. Instead, the Company sells such reagents and instrumentation directly to Sigma Diagnostics' former customer base. Selected employees previously affiliated with Sigma Diagnostics, primarily in the field sales, instrument service and technical support areas, have joined the Company. As a result of the consummation of the transaction with Sigma Diagnostics, the previous agreements with Sigma Diagnostics have been terminated. There can be no assurance that the Company will be able to replace its largest customer or that the acquired assets will be successfully integrated into the Company's business. Any failure to do so could have a material adverse effect on the Company's business, prospects, operating results and financial condition.

The unaudited pro forma results of the Company's acquisition of certain assets of Sigma Diagnostics' global enzyme immunoassay product line, assuming the acquisition had taken place on January 1, 2001, are as follows:

                                                              Year ended
                                                           December 31, 2001
                                                              (unaudited)
                                                        ------------------------

              Net revenue                                    $ 14,729,000
                                                             ============


              Net loss                                       $ (8,192,000)
                                                             ============


              Basic and diluted loss per share               $       (.30)
                                                             ============


Results of operations for the period from January 1, 2002 to May 15, 2002 for the certain assets of Sigma Diagnostics' global enzyme immunoassay product line acquired by the Company are not available.

The above pro forma results reflect the revenues and expenses of the certain assets of Sigma Diagnostics' global enzyme immunoassay product line acquired by the Company and the expenses allocated from Sigma Diagnostics to its entire global enzyme immunoassay business. The primary pro forma adjustments made to the above unaudited pro forma results of operations were to eliminate estimated intercompany profits and to eliminate a benefit for income taxes recognized on the separate financial statements from Sigma Diagnostics.

4    CONCENTRATION OF CREDIT RISK

The Company performs periodic credit evaluations of its customers' financial condition and provides allowances for doubtful accounts as required. One customer, Sigma Diagnostics, accounted for 3.9% of the Company's net accounts receivable as of December 31, 2002. The same customer accounted for 1.6%, 24.9% and 40.1% of the Company's net revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

Sigma Diagnostics and the Company entered into a contract in April 1999, pursuant to which, subject to terms of the agreement, Sigma Diagnostics agreed to purchase minimum levels of the Company's instrumentation products during the three-year period beginning May 1, 1999. Twice during 2000, Sigma Diagnostics suspended its purchases of the Company's products for several months while representatives of the Company and the customer resolved certain product issues. On January 10, 2001 shipments resumed. Beginning in the third quarter of the year ended December 31, 2001 and continuing through the Company's transaction with Sigma Diagnostics in May 2002, Sigma Diagnostics made no purchases of instrumentation products based upon its determination that it had an adequate level of instruments in inventory. In addition, during October 2000 Sigma Diagnostics and the Company entered into a three-year contract pursuant to which the Company agreed to sell to Sigma Diagnostics certain diagnostic kits under a private-label arrangement. Sigma Diagnostics was not obligated to make a minimum level of purchases under this private-label arrangement.

As described above in Note 3, Merger and Acquisition, the Company acquired certain assets of Sigma Diagnostics' global enzyme immunoassay product line during the second quarter of 2002. There can be no assurance that the Company will be able to replace its largest customer or to successfully integrate the acquired assets into the Company's business. Any failure to do so could have a material adverse effect on the Company's business, prospects, operating results, and financial condition.

The Company's accounts receivables are generated from sales made in the United States and Italy. As of December 31, 2002 and 2001, $3,838,554 and $2,561,948,
respectively, of net receivables were due in Italy. At December 31, 2002 and 2001, 54.4% and 66.8% of total net accounts receivable were due from hospitals and laboratories controlled by the Italian government.

The allowance for doubtful accounts was $2,392,553, $1,911,395 and $2,202,135 at December 31, 2002, 2001 and 2000, respectively, and activity for the years then ended was as follows:

                                                         2002                 2001                2000
                                                     ------------        -------------       ------------

January 1 balance                                    $  1,911,395        $   2,202,135       $  2,361,532
Provision                                                 171,594               25,256             43,715
Write-offs                                                (12,094)            (209,028)                 -
Effects of changes in foreign exchange rates              321,658             (106,968)          (203,112)
                                                     ------------        -------------       ------------
Balance at December 31                               $  2,392,553        $   1,911,395       $  2,202,135
                                                     ============        =============       ============

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

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, then a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change. At December 31, 2002 and 2001, the Company has provided full valuation reserves against its net domestic deferred tax assets because the Company does not believe that it is more likely than not that some portion or all of the deferred tax assets will be realized.

The provision (benefit) for income taxes consists of the following:

                                               December 31,
                              ------------------------------------------
                                  2002            2001           2000
                              -----------     -----------    -----------

          Current:
              Foreign         $    43,222     $   343,373    $ 1,394,982

          Deferred:
              Foreign            (169,529)              -        136,298
                              ------------    -----------    -----------

                  Total       $  (126,307)    $   343,373    $ 1,531,280
                              ============    ===========    ===========

The significant components of the net deferred income tax asset balances are as follows:

                                                              December 31,
                                                      -------------------------
                                                          2002          2001
                                                      -----------   -----------
          Accounts receivable allowances              $   837,969   $   663,114
          Reserves and accruals                           518,107       358,366
          Capitalized inventory costs                     140,928        50,068
          Other                                            (1,624)       (1,377)
          Domestic valuation allowance                   (758,442)     (445,401)
                                                      ------------  -----------
               Deferred income taxes                      736,938       624,770


          Depreciation and basis differences on
          fixed assets                                   (206,224)      207,572
          Goodwill amortization                                 -      (241,801)
          Domestic net operating losses                 2,185,950     1,483,700
          Foreign net operating losses                    188,069             -
          Other                                                 -         1,000
          Domestic valuation allowance                 (1,979,726)   (1,450,471)
                                                      -----------   -----------
               Amount included in "Other assets"          188,069             -
                                                      -----------   -----------

               Net deferred tax asset                 $   925,007   $   624,770
                                                      ===========   ===========

A reconciliation of the difference between the expected provision for income taxes using the statutory U.S. Federal tax rate and the Company's actual provision is as follows:

                                             Year Ended December 31,
                                  -----------------------------------------
                                     2002           2001           2000
                                  -----------   ------------    -----------

       Benefit for income         $(1,034,578)  $ (1,108,019)   $  (113,411)
       taxes at U.S. Federal
       statutory rate of 35%

       Net impact of                  882,910      1,338,803        907,559
       non-recognition of
       domestic losses

       Effect of foreign                    -              -        700,000
       non-deductible expense

       Foreign tax rate
       differential                    25,361        112,589         37,132
                                  -----------   ------------    -----------

       Provision for
       income taxes               $  (126,307)  $    343,373    $ 1,531,280
                                  ===========   ============    ===========

The Company's income tax provisions for the years ended December 31, 2002, 2001 and 2000 were different from the amount computed on the loss before provision for income taxes at the statutory rate of 35% primarily due to the non-recognition of the benefits of domestic losses for the three years ended December 31, 2002. Domestic losses include non-deductible stock option compensation expense of $594,600 (described in Note 3, Merger and Acquisition) in the year ended December 31, 2002, both non-deductible stock option compensation expense of $1,486,488 (described in Note 3, Merger and Acquisition) and non-deductible goodwill amortization of $178,800 in the year ended December 31, 2001, and non-deductible goodwill amortization of $178,800 in the year ended December 31, 2000.

As discussed above, the Company has established a full valuation allowance on its net domestic deferred tax assets, which are primarily comprised of net operating loss carryforwards. Approximately $825,000 of the valuation allowance relates to the tax benefit of stock options exercised which has not yet been credited to additional paid-in capital. The portion of the domestic net operating loss carryforwards generated prior to March 14, 2001 was utilized by IVAX. On a separate return basis, no recognition of that utilization is reflected in the accompanying consolidated financial statements. Net operating losses generated by the Company after March 14, 2001 total $5,605,000, $4,010,000 of which are available for use prior to their expiration in 2021 and $1,595,000 of which are available for use until 2022.

United States income taxes have not been provided on undistributed earnings of foreign subsidiaries, as such earnings are being retained indefinitely by such subsidiaries for reinvestment.

The distribution of these earnings would first reduce the domestic valuation allowance before resulting in additional United States income taxes.

6  EMPLOYEE BENEFIT PLAN

Prior to March 14, 2001, the pre-merger IVAX Diagnostics' employees within the United States were eligible to participate in IVAX' 401(k) retirement plan, which permits pre-tax employee payroll contributions (subject to certain limitations) and discretionary employer matching contributions. Total matching contributions for the years ended December 31, 2001 and, 2000 were $79,462 and $62,990 respectively. Beginning after the date of the Merger, the Company established its own 401(k) employee savings plan which also allows for pre-tax employee payroll contributions and discretionary employer matching contributions. Matching contributions of $61,346 were made into this plan during the year ended December 31, 2002.

7  ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                      December 31,
                                              ---------------------------
                                                   2002          2001
                                              ------------   ------------

            Payroll costs                     $    512,550   $    447,132
            Taxes                                1,593,906      1,207,475
            Professional fees                      163,301        201,870
            Royalties                               29,845        150,000
            Other                                  475,508        141,082
                                              ------------   ------------
                                              $  2,775,110   $  2,147,559
                                              ============   ============

8  SHAREHOLDERS' EQUITY

Common Stock

Concurrent with the approval of the Merger discussed in Note 3, Merger and Acquisition, the Company amended its certificate of incorporation to increase the number of shares of authorized common stock from 25,000,000 to 50,000,000.

Share Repurchase Program

During May 2002 the Company's Board of Directors approved a program to repurchase up to 1,000,000 shares of the Company's publicly held common stock. In December 2002 the Company's Board of Directors authorized an additional repurchase of up to 1,000,000 shares of the Company's publicly held common stock. The total number of shares of common stock repurchased by the Company during 2002 was 1,134,573, at a total cost, including commissions, of $2,053,814.

Pre-merger IVAX Diagnostics and b2bstores.com Employee Options and Stock Purchase Arrangements

In connection with the initial public offering of b2bstores.com, the underwriters' representatives were issued warrants that expire in February 2005 to purchase up to 400,000 shares of the Company's common stock at a price of $13.20 per share. As of December 31, 2002, these warrants remain outstanding.

Employees of the pre-merger IVAX Diagnostics were eligible to participate in the IVAX 1997 Employee Stock Option Plan, as amended (the "1997 Plan"), which permits the issuance of options to employees and consultants to purchase shares of IVAX common stock. The 1997 Plan provides that the exercise price of the issued options shall be no less than the fair market value of IVAX' common stock on the date of grant and that the option terms shall not exceed ten years. Since the approval of the Company's 1999 Stock Option Plan (discussed below), no option grants have been made to Company employees from the 1997 Plan. As of December 31, 2002, 80,129 options under the 1997 Plan are held by Company employees at prices ranging from $4.44 to $14.63, with 61,379 shares exercisable.

On September 30,1999 the Board of Directors and stockholders of b2bstores.com approved the 1999 Performance Equity Plan (the "Performance Plan"). The Performance Plan authorizes the grant of up to 2,000,000 shares of common stock to key employees, officers, directors and consultants. Both incentive and non-qualified options may be issued under the Performance Plan. As of December 31, 2002, 408,333 options were outstanding from grants made by b2bstores.com under the Performance Plan prior to the consummation of the Merger at prices ranging from $1.81 to $11.50. Prior to the creation of the Performance Plan, options to purchase an additional 1,000,000 shares of common stock were granted by the Board of Directors of b2bstores.com to certain of its former officers. As of December 31, 2002, 175,000 options at an exercise price of $6.40 were outstanding from this grant.

Stock Option Plans

Effective June 29, 1999, the Board of Directors and the sole stockholder of the pre-merger IVAX Diagnostics approved the IVAX Diagnostics, Inc. 1999 Stock Option Plan (the "1999 Plan"). The 1999 Plan permits the issuance of options to employees, non-employee directors and consultants of the Company to purchase up to 2,000,200 shares of the 50,000,000 authorized shares of common stock of the Company. In June and August of 1999, non-qualified options for 1,144,909 shares of common stock (as determined below) were granted with an exercise price of $.73 per share, a vesting schedule of 50% at the end of year 2 and 25% at the end of each of years 3 and 4 and expiration dates ranging from June to August of 2006. At the effective time of the Merger, automatically and without any action on the part of an option holder, the surviving company assumed the 1999 Plan and each outstanding option granted under the 1999 Plan as an option to purchase shares of the surviving company's common stock under the same terms and conditions as the outstanding option. The number of shares issuable upon the exercise of an option under the 1999 Plan proportionately increased by multiplying the number of outstanding options by the exchange ratio of the Merger. The exercise price per share was proportionately decreased by dividing the exercise price by the exchange ratio of the Merger. For the years ended December 31,

2002 and 2001, non-cash compensation was recorded as a result of the conversion of the 1999 Plan into non-qualified stock options to purchase shares of the Company's common stock (Note 3, Merger and Acquisition). For the year ended December 31, 2000, no compensation expense was recorded related to the 1999 Plan because there has not been an increase in the book value per share above the $.73 exercise price.

As of December 31, 2002 options for 1,057,795 shares of common stock were outstanding under the 1999 Plan. During the year ended December 31, 2002, under the 1999 Plan 18,000 options were exercised and 15,000 options were terminated. Prior to 2002, under the 1999 Plan 54,114 options had been terminated.

As discussed above, on September 30, 1999 the Board of Directors and stockholders of b2bstores.com approved the Performance Plan that authorizes the grant of up to 2,000,000 shares of common stock to key employees, officers, directors and consultants. Following the Merger on March 14, 2001 and during the year ended December 31, 2001, 285,000 options to purchase shares of common stock were granted by the Company under the Performance Plan. During the year ended December 31, 2002, 107,900 options to purchase shares of common stock were granted under the Performance Plan while 200 options were terminated.

The following chart summarizes transactions under the Performance Plan for options granted by the Company after the consummation of the Merger and transactions under the 1999 Plan:

                                                                    Weighted
                                                                    Average
                                                    Number of       Exercise
                                                     Shares           Price
                                                   ----------       --------
       Outstanding at January 1, 2000               1,144,909       $   0.73
           Granted                                          -              -
           Terminated                                 (36,114)          0.73
                                                   ----------
       Outstanding at December 31, 2000             1,108,795           0.73
           Granted                                    285,000           2.99
           Terminated                                 (18,000)          0.73
                                                   ----------
       Outstanding at December 31, 2001             1,375,795           1.19
           Granted                                    107,900           2.16
           Terminated                                 (15,200)          0.73

           Exercised                                  (18,000)          0.73
                                                   ----------
       Outstanding at December 31, 2002             1,450,495           1.28
                                                   ==========       ========
       Options exercisable at December 31, 2002       857,096       $   0.84
                                                   ==========       ========

                                            Weighted Average    Weighted Average
       Range of Exercise        Number         Remaining            Exercise
             Prices          Outstanding    Contractual Life          Price
       -----------------     -----------    ----------------    ----------------
             $0.73             1,093,709          3.5                $0.73
          $1.35-$3.00            356,786          4.6                $2.77

The Company's pro forma net loss and pro forma weighted average fair value of options granted, with related assumptions, assuming the Company had adopted the fair value method of accounting for all stock-based compensation arrangements consistent with the provisions of SFAS No. 123, using the Black-Scholes option pricing model, are indicated below for the years ended December 31, 2002, 2001 and 2000.

                                            2002            2001            2000
                                       -------------   -------------   -------------
       Net loss as reported/(1)/       $  (2,829,631)  $  (3,509,141)  $  (1,855,312)

       Deduct: Total stock based
         employee compensation
         expense determined under
         fair value based method for
         all awards, net of related
         tax effects                        (281,575)       (249,562)        (58,186)
                                       -------------   -------------   -------------
       Pro forma net loss              $  (3,111,206)  $  (3,758,703)  $  (1,913,498)
                                       =============   =============   =============
       Pro forma basic and diluted
         earning per share             $       (0.11)  $       (0.14)  $       (0.10)
                                       =============   =============   =============

       Pro forma weighted
         average fair value
         of options granted            $        1.74   $        1.18   $         .21
                                       =============   =============   =============

       Assumptions:
         Expected life (years)                   5.4             6.8             7.0

         Risk-free interest rate                 3.5%            5.0%            5.0%

         Expected volatility                      99%            128%              0%

         Dividend yield                            -               -               -

(1) Includes stock based employee compensation cost of $594,600 and $1,486,488 for the years ended December 31, 2002 and 2001, respectively. There was no stock based compensation cost included in 2000.

9 SEGMENT INFORMATION

The Company's management reviews financial information, allocates resources and manages the business as two segments defined by geographic region. One segment - the domestic region - contains the Company's subsidiaries in the United States as well as corporate operations. The Company's other segment - the Italian region - contains the Company's subsidiary located in Italy. The information provided is based on internal reports and was developed and utilized by management for the sole purpose of tracking trends and changes in the results of the regions. The information, including the allocations of expense and overhead, was calculated based on a management approach and may not reflect the actual economic costs, contributions or results of operations of the regions as stand alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the regions might differ but the relative trends would, in management's view, likely not be materially impacted. The table below sets forth net revenue, income from operations and assets by region.

                                 Domestic         Italian       Eliminations         Total
                              -------------    -------------   --------------    -------------
      December 31, 2002:
       External net sales     $   8,999,959    $   4,841,047   $            -    $  13,841,006
       Intercompany sales           931,346          444,773       (1,376,119)               -
                              -------------    -------------   --------------    -------------
       Net revenue            $   9,931,305    $   5,285,820   $   (1,376,119)   $  13,841,006
                              =============    =============   ==============    =============
       Income (loss) from
         Operations           $  (3,142,264)   $    (335,116)  $      (20,764)   $  (3,498,144)
                              =============    =============   ==============    =============

       Assets                 $  23,860,368    $  13,562,336   $            -    $  37,422,704
                              =============    =============   ==============    =============

      December 31, 2001:
       External net sales     $   4,615,828    $   5,683,417   $            -    $  10,299,245
       Intercompany sales           663,874          825,523       (1,489,397)               -
                              -------------    -------------   --------------    -------------
       Net revenue            $   5,279,702    $   6,508,940   $   (1,489,397)   $  10,299,245
                              =============    =============   ==============    =============
       Income (loss) from
         Operations           $  (4,416,825)   $     667,243   $     (124,237)   $  (3,873,819)
                              =============    =============   ==============    =============

       Assets                 $  28,435,144    $  11,896,562   $     (185,178)   $  40,146,528
                              =============    =============   ==============    =============

      December 31, 2000:
       External net sales     $   4,144,986    $   7,648,024   $            -    $  11,793,010
       Intercompany sales           573,377          400,524         (973,901)               -
                              -------------    -------------   --------------    -------------
       Net revenue            $   4,718,363    $   8,048,548   $     (973,901)   $  11,793,010
                              =============    =============   ==============    =============
       Income (loss) from
         Operations           $  (2,354,438)   $   2,491,529   $       24,494    $     161,585
                              =============    =============   ==============    =============

       Assets                 $   4,377,560    $  14,766,944   $      (31,827)   $  19,112,677
                              =============    =============   ==============    =============

10 COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office, plant and warehouse facilities under non-cancellable operating leases. Rent expense for the years ended December 31, 2002, 2001 and 2000 totaled $286,258, $230,809 and $189,395, respectively. The future minimum lease payments under non-cancellable capital leases and their related assets recorded at December 31, 2002 and 2001 were not material. The future minimum lease payments under non-cancellable operating leases with initial or remaining terms of one year or more at December 31, 2002, were as follows:

                                                          Operating
                                                            Leases
                                                         ------------

               2003                                      $    313,029
               2004                                           297,758
               2005                                            21,760
                                                         ------------
                   Total minimum lease payments          $    632,547
                                                         ============

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

On March 2, 2001, b2bstores.com received notice that a shareholder of b2bstores.com filed a lawsuit against b2bstores.com and two of its directors. The lawsuit alleges that b2bstores.com violated certain aspects of Section 14(a) of the Securities Exchange Act of 1934, as amended, and that two former directors/officers breached their fiduciary duties in connection with the Merger. The suit seeks damages, including punitive damages against the two former directors/officers. The directors and officers of the Company deny the allegations and intend to vigorously defend such claims, but the ultimate outcome of any such legal proceeding cannot be predicted and the Company's ultimate liability cannot be presently determined.

11 RELATED-PARTY TRANSACTIONS

Included in the accompanying consolidated balance sheets as due to (from) principal shareholder are amounts due to (from) IVAX as follows:

                                                    December 31,
                                              ------------------------
                                                 2002          2001
                                              ----------    ----------

         Amounts due to IVAX, unsecured
          and interest bearing                $        -    $        -
         Amounts due to (from) IVAX,
          unsecured and noninterest
          bearing                                      -       (82,000)
                                              ----------    ----------
                                              $        -    $  (82,000)
                                              ==========    ==========

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

12 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables summarize selected quarterly data of the Company for the years ended December 31, 2002 and 2001 (in thousands except per share data):

                                              First    Second      Third     Fourth       Full
                                             Quarter   Quarter    Quarter    Quarter      Year
                                             -------   -------    -------    -------      ----
2002
----
Net revenues                                $  2,506   $ 3,116   $  3,904   $  4,315   $ 13,841
Gross profit                                   1,257     1,521      1,681      2,117      6,576
Loss from operations                            (833)     (904)    (1,021)      (740)    (3,498)
Net loss                                        (714)     (735)      (798)      (583)    (2,830)
Basic and diluted net loss per share           (0.02)    (0.03)     (0.03)     (0.02)     (0.10)

2001
----
Net revenues                                $  3,287   $ 2,850   $  1,910   $  2,252   $ 10,299
Gross profit                                   1,886     1,586        921      1,052      5,445
Loss from operations                          (1,079)     (362)    (1,128)    (1,305)    (3,874)
Net loss                                      (1,320)     (199)      (865)    (1,125)    (3,509)
Basic and diluted net loss per share           (0.05)    (0.01)     (0.03)     (0.04)     (0.13)

13 SUBSEQUENT EVENT

On February 19, 2003, the Company filed a Complaint in Arbitration with the International Center for Dispute Resolution at the American Arbitration Association against Phoenix Bio-Tech Corporation ("Phoenix"), for breach of contract, specific performance and injunctive relief arising out of Phoenix's alleged failure to honor its obligations under an exclusive marketing agreement, which the Company had assumed in its transaction with Sigma Diagnostics. Phoenix purports to have terminated the exclusive marketing agreement. Under the Complaint in Arbitration, the Company is seeking (a) damages from Phoenix for Phoenix's breach of the exclusive marketing agreement, (b) temporary and permanent injunctive relief requiring Phoenix to not breach the exclusive marketing agreement, (c) specific performance requiring Phoenix to perform its obligations under the exclusive marketing agreement, and (d) payment by Phoenix of the Company's attorneys' fees and costs incurred in bringing this action. On March 7, 2003, the Company received notice that Phoenix filed an Answering Statement to Complaint in Arbitration and a Counterclaim against the Company. Under the Answer and Counterclaim, Phoenix is seeking (y) damages from the Company currently estimated by Phoenix to be approximately $225,000 for the Company's alleged breach of the exclusive marketing agreement and (z) a determination of whether the exclusive marketing agreement (i) is unenforceable as a result of misrepresentations, (ii) has been breached by the Company, and
(iii) has been properly terminated by Phoenix. The Company's management denies the allegations in the Answer and Counterclaim and intends to vigorously defend such claims, but the ultimate outcome of any such arbitral proceeding cannot be determined and the Company's ultimate liability cannot presently be determined. If the Company is not successful on the claims in its Complaint in Arbitration or if the Company is not successful in its defense of the claims in the Answer and Counterclaim, then the Company's business, operating results and financial condition could be materially adversely affected.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previously Reported.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information with respect to our directors and certain of our executive officers as of March 3, 2003.

Name                           Age        Position
----                           ---        --------
Giorgio D'Urso                 67         Chief Executive Officer,
                                          President and Director

Duane M. Steele                52         Vice President - Business Development

Mark Deutsch                   40         Chief Financial Officer and
                                          Vice President - Finance

Raul F. Alvarez                53         Vice President - International Marketing and Sales

Phillip Frost, M.D.            66         Chairman of the Board

Neil Flanzraich                59         Director

Jane Hsiao, Ph.D.              55         Director

John B. Harley, M.D.           53         Director

Jack R. Borsting, Ph.D.        74         Director

Glenn L. Halpryn               42         Director

Jose J. Valdes-Fauli           51         Director

Set forth below are of the names, ages, positions held and business experience, including during the past five years, of our directors and certain of our executive officers as of March 3, 2003. Officers serve at the discretion of the board of directors. There is no family relationship between any of the directors or executive officers and there is no arrangement or understanding between any director or executive officer and any other person pursuant to which the director or executive officer was selected.

Mr. Giorgio D'Urso, age 67, has served as our President and Chief Executive Officer and as a director since the merger in 2001 and had served in the same capacities with the pre-merger Diagnostics since 1996. He has served as President and Chief Executive Officer of Diamedix since 1993, President of Delta since 1980, and President of ImmunoVision since 1995. He has over 34 years of diagnostics industry experience. Mr. D'Urso founded Delta, and was its Managing Director from 1980 to 1998. From 1976 to 1980, Mr. D'Urso founded and served as the General Manager of Menarini Diagnostici, Florence, Italy, a division of Menarini S.A.S. Mr. D'Urso also founded and supervised Menarini Diagnosticos S.A. in Spain. From 1974 to 1976, Mr. D'Urso served as the Marketing Manager of the diagnostic division of SmithKline & French S.P.A. in Milan, Italy. From 1969 to 1974, Mr. D'Urso served as the Marketing Manager of Laboratori Travenol S.P.A. in Rome, Italy.

Mr. Duane M. Steele, age 52, has served as our Vice President - Business Development since the merger in 2001 and had served in the same capacity with the pre-merger Diagnostics since 1996. He joined Diamedix in 1995 and has over 26 years of diagnostics industry experience. He has served as the Chief Operating Officer of Diamedix since 1997. From 1995 to 1997, he served as Vice President - Business Development of Diamedix. From 1990 to 1994, he served as President and Chief Executive Officer of LaserCharge, Inc. in Austin, Texas. From 1988 to 1989, Mr. Steele was the General Manger of Austin Biological Laboratories, Inc. From 1972 to 1987, Mr. Steele held a variety of positions with Kallestad Diagnostics, Inc., including Senior Vice President.

Mr. Mark Deutsch, age 40, has served as Chief Financial Officer and Vice President - Finance since the merger and had served in the same capacities with the pre-merger Diagnostics since 1996. He has served as the Vice President - Finance of Diamedix since 1993 and has 9 years of diagnostics industry experience. From 1988 to 1993, Mr. Deutsch held various positions including Accounting Manager of IVAX and Controller of certain subsidiaries of IVAX. From 1985 to 1988, Mr. Deutsch worked for Arthur Andersen & Co. as a Senior Accountant.

Mr. Raul F. Alvarez, age 53, has served as our Vice President - International Marketing and Sales since April 2001. Prior to joining us, Mr. Alvarez was Vice President - International Business of Immucor, Inc. from 1998 to 2001. From 1994 to 1998, he was Vice President - International Business of Gamma Biologicals, Inc. in Houston, Texas.

Dr. Phillip Frost, age 66, has served as Chairman of the Board of Directors since the merger in 2001. He has served as the Chairman of the Board of Directors and Chief Executive Officer of IVAX since 1987. He served as President of IVAX from July 1991 until January 1995. He was the Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1990. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 to 1986. He is Chairman of the Board of Directors of Whitman Education Group, Inc. (proprietary education) and a director of Northrop Grumman Corp. (aerospace). Dr. Frost is also a director of the Center for Blood Research, Inc., an affiliate of the Harvard Medical School. He is Chairman of the Board of Trustees of the University of Miami and a member of the Board of Governors of the American Stock Exchange.

Mr. Neil Flanzraich, age 59, has served as a director since the merger in 2001 and had served as a director of the pre-merger Diagnostics since September 1998. He has served as Vice Chairman and

President of IVAX since May 1998 and as a director of IVAX since 1997. He was a shareholder and served as Chairman of the Life Sciences Legal Practices Group of Heller Ehrman White & McAuliffe from 1995 to May 1998. From 1981 to 1994, he served in various capacities at Syntex Corporation (pharmaceuticals), most recently as its Senior Vice President, General Counsel and a member of the Corporate Executive Committee. From 1994 to 1995, after Syntex Corporation was acquired by Roche Holding Ltd., he served as Senior Vice President and General Counsel of Syntex (U.S.A.) Inc., a Roche subsidiary. He is a director of RAE Systems, Inc. (gas detection and security monitoring systems), Whitman Education Group, Inc. (proprietary education) and Continucare Corporation (integrated health care).

Dr. Jane Hsiao, age 55, has served as a director since the merger in 2001. She has served as IVAX' Vice Chairman-Technical Affairs and as a director of IVAX since February 1995, as IVAX' Chief Technical Officer since July 1996, and as Chairman, Chief Executive Officer and President of DVM Pharmaceuticals, Inc., IVAX' veterinary products subsidiary, since March 1998. From 1992 until February 1995, she served as IVAX' Chief Regulatory Officer and Assistant to the Chairman, and as Vice President-Quality Assurance and Compliance of IVAX Research, Inc., IVAX' principal proprietary pharmaceutical subsidiary. From 1987 to 1992, Dr. Hsiao was Vice President-Quality Assurance, Quality Control and Regulatory Affairs of IVAX Research, Inc.

Dr. John B. Harley, age 53, has served as a director since the merger in 2001. He has held various positions at the University of Oklahoma Health Sciences Center since 1982. In the Department of Medicine, his positions include Chief of Rheumatology, Allergy and Immunology Section and Vice Chair for Research, George Lynn Cross Research Professor (1999 to present). James R. McEldowney Chair in Immunology and Professor of Medicine (1992 to present), Associate Professor (1986 to 1992), and Assistant Professor (1982 to 1986). Since 1996 Dr. Harley has been an Adjunct Professor in the Department of Pathology. In the Department of Microbiology, Dr. Harley has served as Adjunct Professor (1992 to present), Adjunct Associate Professor (1988 to 1992), and Adjunct Assistant Professor (1983 to 1988). Since 1982, Dr. Harley has also been associated with the Oklahoma Medical Research Foundation's Arthritis and Immunology Program as Program Head (1999 to present), Member (1998 to present), Associate Member (1989 to present), Affiliated Associate Member (1986 to 1989), and Affiliated Assistant Member (1982 to 1986). Dr. Harley has also served as a Staff Physician (1982, 1984 to 1987 and 1992 to present), and a Clinical Investigator (1987 to 1992), Immunology Section, Medical Service at the Veterans Affairs Medical Center, Oklahoma City, Oklahoma. In 1981 and 1982, Dr. Harley was a Postdoctoral Fellow in Rheumatology with the Arthritis Branch of the National Institute of Arthritis, Diabetes and Digestive and Kidney Diseases, National Institute of Health, Bethesda, Maryland. He was also a Clinical Associate at the Laboratory of Immunoregulation, National Institute of Allergy and Infectious Diseases, National Institutes of Health, Bethesda, Maryland from 1979 to 1982.

Dr. Jack R. Borsting, age 74, has served as a director since the merger in 2001. Dr. Borsting has been Dean Emeritus and a Professor at the Marshall School of Business at the University of Southern California since 2001. From 1995 to 2001, he served as the E. Morgan Stanley Professor of Business Administration and the Executive Director of the Center for Telecommunications Management at the University of Southern California. From 1988 to 1994, he was Dean and Professor of Business Administration at the University of Southern California, Los Angeles. From 1983 to 1988, he was Dean of the University of Miami School of Business Administration. Dr. Borsting is a director of Whitman Education Group, Inc. (proprietary education). Dr. Borsting is a trustee of the Institute for Defense Analysis, the Rose Hills Foundation, the Los Angeles Orthopedic Hospital Foundation and MetLife Investors.

Glenn L. Halpryn, age 42, has served as a director since December 2002. Mr. Halpryn has been Chief Executive Officer of Orthodontix, Inc. since May 2001 and Chairman of the Board of Directors, President and Secretary of Orthodontix, Inc. since April 2001. Halpryn has also been Chief Executive Officer and a director of Transworld Investment Corporation since June 2001. From 1984 to June 2001, Mr. Halpryn served as Vice President and Treasurer of Transworld Investment Corporation. From 1999 to June 2001, Mr. Halpryn served as Vice President of Ivenco, Inc. Since 1984, Mr. Halpryn has been engaged in real estate investment and development activities, including the management, finance and leasing of commercial real estate. From April 1988 through June 1998, Mr. Halpryn was Vice Chairman of Central Bank, a Florida state-chartered bank. Since June 1987, Mr. Halpryn has been the President of United Security Corporation, a broker-dealer registered with the NASD. From June 1992 through May 1994, Mr. Halpryn served as the Vice President, Secretary and Treasurer of Frost Hanna Halpryn Capital Group, Inc., a "blank check" company whose business combination was effected in May 1994 with Sterling Healthcare Group, Inc. From June 1995 through October 1996, Mr. Halpryn served as a member of the Board of Directors of Sterling Healthcare Group, Inc.

Jose J. Valdes-Fauli, age 51, has served as a director since December 2002. Since January 1998, Mr. Valdes-Fauli has been the President and Chief Executive Officer of Colonial Bank--South Florida Region, an affiliate of Colonial BancGroup. Mr. Valdes-Fauli has been involved in the banking industry for 27 years. He is a member of the Florida International University Foundation Board of Directors. He is also Director Emeritus of the Florida Grand Opera and a director of the Bass Museum of Art, the Concert Association of Florida and the Mercy Hospital Foundation. Mr. Valdes-Fauli is also a member of the Advisory Board of New Hope Charities, Inc. and a member of the Miami-Dade County Cultural Affairs Council.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% stockholders to file initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities with the Securities and Exchange Commission and the American Stock Exchange. Directors, executive officers and 10% stockholders are required to furnish us with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to us and written representations from our directors and executive officers, we believe that our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements applicable to them for the year ended December 31, 2002, except that Messrs. Alvarez, Halpryn and Valdes-Fauli inadvertently filed one late Form 3 and Messrs. Halpryn and Valdes-Fauli inadvertently filed one late Form 4 in connection with one transaction each.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table contains certain information regarding aggregate compensation paid or accrued by us during 2002, 2001 and 2000 to the Chief Executive Officer and to each of our other highest paid executive officers other than the Chief Executive Officer whose total annual salary and bonus exceed $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                  Long Term Compensation
                                                                                  ----------------------

                               Annual Compensation                              Awards              Payouts
                               -------------------                              ------              -------

                                                                                    Shares
Name and                                                Other Annual   Restricted   Underlying   Long-Term
Principal                                               Compen-        Stock        Stock        Incentive           All Other
Position             Year     Salary ($)  Bonus ($)     sation ($)     Award(s)($)  Options (#)  Plan Payouts ($)  Compensation ($)
--------             ----     ----------  ---------     ----------     -----------  -----------  ----------------  ----------------
Giorgio D'Urso       2002      $348,519          -          -              -               -           -                  -
Chief Executive      2001      $348,519    $20,000          -              -               -           -                  -
Officer              2000      $348,519    $20,000          -              -               -           -                  -

Duane M. Steele      2002      $141,002          -          -              -               -           -                  -
Vice President       2001      $139,838    $18,000          -              -          50,000           -                  -
Business             2000      $132,824    $18,550          -              -               -           -                  -
Development

Mark Deutsch         2002      $102,065          -                         -               -           -                  -
Chief Financial      2001      $101,763    $ 8,000          -              -          30,000           -                  -
Officer              2000      $ 98,068    $ 7,850          -              -               -           -                  -

Raul F. Alvarez(1)   2002      $110,000(2)       -          -              -               -           -                  -
Vice President       2001             -          -          -              -               -           -                  -
International Sales  2000             -          -          -              -               -           -                  -

(1) Mr. Alvarez became our Vice President - International Marketing and Sales in April 2001. He became an executive officer for purposes of Item 402(a)(3) of Regulation S-K on January 1, 2002.
(2)  Includes a commission paid by us to Mr. Alvarez in the amount of $30,000.

STOCK OPTIONS

We did not make any stock option grants during 2002 to the executive officers named in the "Summary Compensation Table."

The following table sets forth information concerning stock option exercises during 2002 by each of the executive officers named in the "Summary Compensation Table" and the year-end value of unexercised options held by such officers and does not include any stock option exercises for shares of IVAX under the IVAX 1997 Employee Stock Option Plan.

                   STOCK OPTION EXERCISES IN FISCAL YEAR 2002
                        AND FISCAL YEAR-END OPTION VALUES

                                                                    Number of Shares              Value of Unexercised
                                                                    Underlying Unexercised        In-the-Money Stock
                                                                    Stock Options at Fiscal       Options at Fiscal
                                                                    Year-End (#)                  Year-End ($)
                                                                    ------------                  ------------

                      Shares Acquired on
Name                  Exercise (#)            Value Realized ($)    Exercisable   Unexercisable    Exercisable   Unexercisable
----                  ------------            ------------------    -----------   -------------    -----------   -------------
Giorgio D'Urso             -                        -                 450,000        150,000        $436,500       $145,500

Duane M. Steele            -                        -                  90,000         80,000        $ 87,300       $ 29,100

Mark Deutsch               -                        -                  27,000         39,000        $ 26,190       $  8,730

Raul F. Alvarez            -                        -                  12,500         12,500               -              -


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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation and Stock Option Committee of the Board of Directors are Neil Flanzraich, John Harley, M.D., and Glenn L. Halpryn. Mr. Flanzraich is the Vice Chairman of the Board of Directors and President of IVAX.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table indicates, as of March 3, 2003, information about the beneficial ownership of our common stock by (1) each director, (2) each executive officer named in the "Summary Compensation Table," (3) all directors and executive officers as a group, and (4) each person who we know beneficially owns more than 5% of our common stock. All such shares were owned directly with sole voting and investment power unless otherwise indicated.

Name                                           Shares (#)/(1)/          Percent of Class (%)
----                                           ----------               --------------------
IVAX Corporation                                20,000,000                              72.7%
4400 Biscayne Boulevard
Miami, Florida 33137

Giorgio D'Urso                                     476,000/(2)/                          1.7%

Duane M. Steele                                     90,000/(3)/                            *

Mark Deutsch                                        27,000/(4)/                            *

Raul F. Alvarez                                     12,500/(5)/                            *

Phillip Frost, M.D.                                 39,500/(6)/                            *

Neil Flanzraich                                     10,000/(7)/                            *

Jane Hsiao, Ph.D.                                   10,000/(8)/                            *

John B. Harley, M.D.                                10,000/(9)/                            *

Jack R. Borsting, Ph.D.                             10,500/(10)/                           *

Glenn L. Halpryn                                     5,000/(11)/                           *

Jose J. Valdes-Fauli                                 5,000/(12)/                           *

All directors and executive
officers as a group (11 persons)                   665,000                               2.4%

* Represents beneficial ownership of less than 1%.

(1) For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Securities Exchange Act of 1934.

(2) Includes options for 450,000 shares of common stock granted to Mr. D'Urso. Also includes options for 6,000 shares of common stock granted to Mr. D'Urso's wife and 5,000 shares of common stock owned by Mr. D'Urso's wife. Mr. D'Urso disclaims beneficial ownership of the stock options and shares of common stock owned by his wife.

(3)  Includes options for 90,000 shares of common stock granted to Mr. Steele.

(4)  Includes options for 27,000 shares of common stock granted to Mr. Deutsch.

(5)  Includes options for 12,500 shares of common stock granted to Mr. Alvarez.

(6) Includes (a) options for 10,000 shares of common stock granted to Dr. Frost and (b) 37,354 shares of common stock owned by Frost Gamma Investments Trust of which Dr. Frost is the trustee and Frost Gamma LP is the sole and exclusive beneficiary. Frost Gamma LP is a limited partnership in which Dr. Frost is the sole limited partner and in which Dr. Frost is the sole shareholder of Frost - Nevada Corp., the sole shareholder of Frost Gamma, Inc., the general partner. Does not include any securities owned by IVAX, a corporation in which Dr. Frost is the Chairman of the Board and Chief Executive Officer, and Dr. Frost disclaims beneficial ownership of securities held by IVAX.

(7)  Includes options for 10,000 shares of common stock granted to Mr.
     Flanzraich.

(8)  Includes options for 10,000 shares of common stock granted to Dr. Hsiao.

(9)  Includes options for 10,000 shares of common stock granted to Dr. Harley.

(10) Includes options for 10,000 shares of common stock granted to Dr. Borsting.

(11) Includes options for 5,000 shares of common stock granted to Mr. Halpryn.

(12) Includes options for 5,000 shares of common stock granted to Mr. Valdes-Fauli.


The following table sets forth information, as of December 31, 2002, with respect to compensation plans (including individual compensation agreements) under which shares of our common stock are authorized for issuance.

                      EQUITY COMPENSATION PLAN INFORMATION

------------------------------ ----------------------------- -------------------------- --------------------------------
 Plan category                  Number of shares to be        Weighted-average           Number of securities remaining
                                issued upon exercise of       exercise price of          available for future issuance
                                outstanding stock options     outstanding stock options  under equity compensation
                                                                                         plans (excluding securities
                                                                                         reflected in column (a))
                                         (a)                           (b)                           (c)
------------------------------ ----------------------------- -------------------------- --------------------------------
 Equity compensation plans
 approved by stockholders              1,858,828                      $ 2.07                       2,141,372
------------------------------ ----------------------------- -------------------------- --------------------------------
 Equity compensation plans
 not approved by stockholders            175,000                      $ 6.40                               0
------------------------------ ----------------------------- -------------------------- --------------------------------

 Total                                 2,033,828                      $ 2.44                       2,141,372
------------------------------ ----------------------------- -------------------------- --------------------------------

As of December 31, 2002, 175,000 options at an exercise price of $6.40 were outstanding under a grant made by b2bstores in September 1999, prior to b2bstores' adoption of the 1999 Performance Equity Plan. These options, which expire on March 13, 2006, are fully vested and exercisable. Upon exercise of these options, the option holder must pay to us the exercise price in cash or by check, bank draft or money order. Upon the occurrence of certain corporate events affecting shares of our common stock, our Compensation and Stock Option Committee is required to make equitable and proportionate adjustments to the number and kind of shares covered by, and the exercise price of, these options. Upon our dissolution, liquidation, merger (in which we are not the surviving corporation) or sale of all or substantially all of our assets, these options will terminate. The option holder is not permitted to assign or transfer these options, except, in the event of the option holder's death, by the laws of descent and distribution or by will.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Upon completion of the merger, we entered into a registration rights agreement with IVAX that requires us to file a registration statement on Form S-3 (at any time after one year, and before the earlier of five years, following the completion of the merger or such time at which all the shares of our common stock owned by IVAX can be sold in any three-month period without registration) to register not less than $1.0 million of our common stock owned by IVAX. Additionally, IVAX may "piggyback" on registrations initiated by us or other holders exercising similar demand registration rights. We may delay the filing of any registration statement for 120 days if we determine in good faith that to effect such registration statement would be detrimental to us or our stockholders. We have agreed to pay all fees and expenses in connection with such registrations, except for any underwriting discounts and commissions. If we file a registration statement in connection with an underwritten offering, IVAX has agreed to sign a customary underwriting agreement in connection with such registration and its rights to register shares is subject to a proration provision if the underwriters determine that the success of the offering will be jeopardized from too many shares being included in the offering. Shares to be sold by us on any registered offering will be included prior to the inclusion of any other shares of our common stock held by IVAX. The registration rights agreement also contains customary mutual indemnification and market stand-off provisions. IVAX can assign or transfer its rights under the registration rights agreement.

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

Mary Celli D'Urso, the wife of our Chief Executive Officer and President, has been employed by us for annual compensation of $89,250. In June 1999, Mary Celli D'Urso was granted options to purchase 8,000 shares of our common stock.

Giulio D'Urso, the son of our Chief Executive Officer and President, has been engaged by our subsidiaries and us for annual compensation of $120,000. In March 2001, Giulio D'Urso was granted options to purchase 25,000 shares of our common stock.

On November 5, 2002, pursuant to a Redemption Agreement, we repurchased an aggregate of 871,473 shares of our common stock from Randall Davis (who resigned from our Board of Directors on November 4, 2002) and Titanium Holdings Group, Inc. for an aggregate purchase price of approximately $1,437,900. The repurchased shares have been retired and have resumed the status of authorized and unissued shares. Pursuant to the Redemption Agreement, we also granted a general release to Titanium Holdings, Randall Davis, Steven Etra and Richard Kandel and paid them an aggregate of approximately $217,900 for the following:

     . we were granted an option to acquire up to an additional 657,125 shares of our common stock from Titanium Holdings, Steven Etra and Richard Kandel at an exercise price of $4.00 per share at any time on or before May 5, 2004;

     . the optionees agreed that, until May 5, 2004, they would not transfer the shares of our common stock that are subject to the option to any person or entity other than to us or our affiliates;

     . Titanium Holdings and Steven Etra further agreed that, until May 5, 2004, they would not transfer an additional 307,125 and 150,000 shares of our common stock owned by them respectively to any person or entity other than to us; and

     . we and our affiliates received general releases from Titanium Holdings, Randall Davis, Steven Etra and Richard Kandel.

ITEM 14. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic filings with the Securities and Exchange Commission. That conclusion, however, should be considered in light of the various limitations described below on the effectiveness of those controls and procedures, some of which pertain to most, if not all, business enterprises, and some of which arise as a result of the nature of our business. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some person or persons, by collusion of two or more people or by management override of the control. Further, the design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our Chief Executive Officer's and Chief Financial Officer's evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K:

     (1)  FINANCIAL STATEMENTS

     The following consolidated financial statements of us and our subsidiaries are included in Part II, Item 8 of this Annual Report on Form 10-K:

     Reports of Independent Certified Public Accountants

     Consolidated Balance Sheets as of December 31, 2002 and 2001

     Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

     Notes to Consolidated Financial Statements

     (2)  FINANCIAL STATEMENT SCHEDULES

     Schedules have been omitted because the required information is not applicable or the information is included in our Consolidated Financial Statements or the related Notes to Consolidated Financial Statements.

     (3)  EXHIBITS

     The following exhibits are either filed as a part of this Annual Report on Form 10-K or are incorporated into this Annual Report on Form 10-K by reference to documents previously filed as indicated below:

Exhibit
Number     Description                                                   Method of Filing
------     -----------                                                   ----------------
3.1        Amended and Restated                                          Incorporated by reference to our Schedule 14A
           Certificate of Incorporation                                  dated June 25, 2002.

3.2        Amended and Restated Bylaws                                   Incorporated  by  reference  to our  Form 10-Q
                                                                         dated August 9, 2002.

4.1        Specimen Common Stock Certificate                             Incorporated  by  reference  to our  Form 10-K
                                                                         dated April 1, 2002.

4.2        Form of Representatives' Warrant Agreement and Form of        Incorporated by Reference to our Form SB-2/A
           Representatives' Warrant Certificate                          dated January 26, 2000.

4.3        Registration Rights Agreement, dated March 14, 2001,          Incorporated  by  reference  to our  Form 10-K
           between IVAX Diagnostics, Inc. and IVAX Corporation           dated April 1, 2002.

10.1       Form of Indemnification Agreement between IVAX                Filed herewith.
           Diagnostics, Inc. and each of its directors

10.2       Redemption Agreement, dated November 5, 2002, between,        Filed herewith.
           among others, IVAX Diagnostics, Inc., Randall K. Davis
           and Titanium Holdings Group, Inc.

10.3       Asset Purchase Agreement, dated May 15, 2002, between         Filed herewith.
           IVAX Diagnostics, Inc. and Sigma Diagnostics, Inc.

10.4       Assignment and Royalty Agreement, dated December 12, 1994,    Incorporated by reference to our Form 10-K
           between Diamedix Corporation, Mario Cossi and Riccardo        dated April 1, 2002.
           Cossi, as amended as of February 1, 1997, September 1,
           1999, and February 15, 2001

10.5       Use of Name License Agreement, dated March 14, 2001,          Incorporated by reference to our Form 10-K
           between IVAX Diagnostics, Inc. and IVAX Corporation           dated April 1, 2002.

10.6       Shared Services Agreement, dated March 14, 2001, between      Incorporated by reference to our Form 10-K
           IVAX Diagnostics, Inc. and IVAX Corporation                   dated April 1, 2002.

10.7       Employment Agreement, dated October 1, 1998,                  Incorporated by reference to our Form 10-K
           between IVAX Diagnostics, Inc. and Giorgio D'Urso             dated April 1, 2002.

10.8       1999 Performance Equity Plan                                  Incorporated by reference to our Form SB-2
                                                                         dated October 6, 1999.

10.9       1999 Stock Option Plan                                        Incorporated by reference to our Form 10-K
                                                                         dated April 1, 2002.

21.1       Subsidiaries of IVAX Diagnostics, Inc.                        Filed herewith.

23.1       Consent of Ernst & Young LLP                                  Filed herewith.

23.2   Information Regarding Consent of Arthur Andersen LLP    Filed herewith.

99.1   Certification of Chief Executive Officer                Filed herewith.

99.2   Certification of Chief Financial Officer                Filed herewith.


(b) REPORTS ON FORM 8-K

We did not file any reports on Form 8-K during the quarter ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             IVAX DIAGNOSTICS, INC.

Dated: March 31, 2003                        By: /s/ Giorgio D'Urso
                                                 ------------------
                                                 Giorgio D'Urso,
                                                 Chief Executive Officer
                                                 and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                           Capacity                                Date
----                           --------                                ----

/s/ Giorgio D'Urso             Chief Executive Officer,          March 31, 2003
------------------             President and Director
Giorgio D'Urso                 (Principal Executive Officer)

/s/ Mark Deutsch               Chief Financial Officer           March 31, 2003
----------------               and Vice President-Finance
Mark Deutsch                   (Principal Financial Officer)
                               (Principal Accounting Officer)

/s/ Phillip Frost, M.D.        Chairman of the Board             March 31, 2003
-----------------------        of Directors
Phillip Frost, M.D.

/s/ Neil Flanzraich            Director                          March 31, 2003
-------------------
Neil Flanzraich

/s/ Jane Hsiao, Ph.D.          Director                          March 31, 2003
---------------------
Jane Hsiao, Ph.D.

_________________________      Director
John B. Harley, M.D.

/s/ Jack R. Borsting, Ph.D.    Director                          March 31, 2003
---------------------------
Jack R. Borsting, Ph.D.

/s/ Glenn L. Halpryn           Director                          March 31, 2003
--------------------
Glenn L. Halpryn

/s/ Jose J. Valdes-Fauli       Director                          March 31, 2003
------------------------
Jose J. Valdes-Fauli

                                  Certification

     I, Giorgio D'Urso, certify that:

     1.   I have reviewed this Annual Report on Form 10-K of IVAX Diagnostics,
          Inc.;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c. presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003

/s/ Giorgio D'Urso
-----------------------------
Giorgio D'Urso,
Chief Executive Officer

                                  Certification

I, Mark Deutsch, certify that:

1.   I have reviewed this Annual Report on Form 10-K of IVAX Diagnostics, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c. presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003

/s/ Mark Deutsch
----------------------------
Mark Deutsch,
Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number     Description
------     -----------

10.1 Form of Indemnification Agreement between IVAX Diagnostics, Inc. and each of its directors

10.2 Redemption Agreement, dated November 5, 2002, between, among others, IVAX Diagnostics, Inc., Randall K. Davis and Titanium Holdings Group, Inc.

10.3 Asset Purchase Agreement, dated May 15, 2002, between IVAX Diagnostics, Inc. and Sigma Diagnostics, Inc.

21.1       Subsidiaries of IVAX Diagnostics, Inc.

23.1       Consent of Ernst & Young LLP

23.2       Information Regarding Consent of Arthur Andersen LLP

99.1       Certification of Chief Executive Officer

99.2       Certification of Chief Financial Officer