Form 10-Q
period 2003-03-31
IVAX DIAGNOSTICS INC
filed 2003-05-15
CIK 1095858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission File Number 1-14798

IVAX DIAGNOSTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3500746 (I.R.S. Employer Identification No.)

2140 North Miami Avenue, Miami, Florida (Address of principal executive offices)	33127 (Zip Code)

(305) 324-2300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

27,534,079 shares of Common Stock, $ .01 par value, outstanding as of May 6, 2003.

IVAX DIAGNOSTICS, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002

	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$16,389,167	$15,941,663
Accounts receivable, net of allowances for doubtful accounts of $2,553,516 in 2003 and $2,392,553 in 2002	6,354,435	5,721,400
Inventories	3,999,962	4,246,893
Other current assets	1,356,972	1,267,827

Total current assets	28,100,536	27,177,783
Property, plant and equipment, net	1,959,971	1,995,997
Goodwill, net	6,771,883	6,794,147
Equipment on lease	1,156,870	1,189,456
Other assets	272,769	265,321

Total assets	$38,262,029	$37,422,704

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$829,815	$881,657
Accrued expenses and other current liabilities	3,543,740	2,775,110

Total current liabilities	4,373,555	3,656,767

Other long-term liabilities	402,004	370,405

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares,issued and outstanding 27,519,079 in 2003 and 2002	275,190	275,190
Capital in excess of par value	43,244,204	43,095,554
Accumulated deficit	(8,713,769)	(8,426,409)
Accumulated other comprehensive loss	(1,319,155)	(1,548,803)

Total shareholders’ equity	33,486,470	33,395,532

Total liabilities and shareholders’ equity	$38,262,029	$37,422,704

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31,	2003	2002

Net revenues	$4,443,568	$2,506,288
Cost of sales	2,011,129	1,249,445

Gross profit	2,432,439	1,256,843

Operating expenses:
Selling	1,285,228	794,093
General and administrative	1,164,445	936,933
Research and development	346,726	358,495

Total operating expenses	2,796,399	2,089,521

Loss from operations	(363,960)	(832,678)

Other income:
Interest income	51,207	166,806
Other income (expense), net	38,811	(15,078)

Total other income, net	90,018	151,728

Loss from continuing operations before income taxes	(273,942)	(680,950)
Provision for income taxes	13,418	33,322

Net loss	$(287,360)	$(714,272)

Basic and diluted loss per common share	$(.01)	$(.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	27,519,079	28,635,652

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31,	2003	2002

Cash flows from operating activities:
Net loss	$(287,360)	$(714,272)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	287,024	186,374
Provision for losses on accounts receivable	71,985	29,691
Stock option compensation expense	148,650	148,650
Changes in operating assets and liabilities:
Accounts receivable	(545,655)	(359,986)
Inventories	305,835	158,887
Other current assets	(41,210)	70,338
Other assets	158	1,051
Accounts payable and accrued expenses	652,775	(68,338)
Other long-term liabilities	16,390	7,749

Net cash flows provided by (used in) operating activities	608,592	(539,856)

Cash flows from investing activities:
Capital expenditures	(34,530)	(23,389)
Acquisitions of marketable securities	—	(2,050,000)
Acquisitions of equipment on lease	(157,488)	(179,006)

Net cash flows used in investing activities	(192,018)	(2,252,395)

Cash flows from financing activities:
Change in balance due to IVAX Corporation	—	82,000

Net cash flows provided by financing activities	—	82,000

Effect of exchange rate changes on cash and cash equivalents	30,930	(32,959)

Net increase (decrease) in cash and cash equivalents	447,504	(2,743,210)
Cash and cash equivalents at the beginning of the year	15,941,663	23,282,155

Cash and cash equivalents at the end of the period	$16,389,167	$20,538,945

Supplemental disclosures:
Interest paid	$—	$—

Income tax payments (refunds)	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) GENERAL:

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three months ended March 31, 2003 are not necessarily indicative of the results of operations and cash flows which may be reported for the remainder of 2003. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the IVAX Diagnostics, Inc. (“IVAX Diagnostics,” “the Company”) Annual Report on Form 10-K for the year ended December 31, 2002.

On March 14, 2001, b2bstores.com Inc. (“b2bstores.com”), IVAX Corporation (“IVAX”) and IVAX Diagnostics, Inc., a wholly-owned subsidiary of IVAX at that date (the “pre-merger IVAX Diagnostics”), consummated a merger of the pre-merger IVAX Diagnostics into b2bstores.com pursuant to which all of the issued and outstanding shares of the pre-merger IVAX Diagnostics were converted into 20,000,000 shares of b2bstores.com stock and b2bstores.com’s name was changed to IVAX Diagnostics, Inc.

(2) CASH EQUIVALENTS AND SHORT-TERM MARKETABLE SECURITIES:

The Company owns certain short-term investments in marketable debt securities with original maturities of three months or less that are classified as cash equivalents.

Substantially all cash and cash equivalents are presently held at one national securities brokerage firm. Accordingly, the Company is subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver the Company’s securities or if the brokerage firm should become bankrupt or otherwise insolvent. At March 31, 2003 and December 31, 2002, the Company owned no marketable securities. It is the Company’s policy to invest in select money market instruments, municipal securities and corporate issuers.

(3) INVENTORIES:

Inventories consist of the following:

	March 31, 2003	December 31, 2002

Raw materials	$1,202,236	$1,188,400
Work-in-process	342,890	358,936
Finished goods	2,454,836	2,699,557

Total inventories	$3,999,962	$4,246,893

(4) CONCENTRATION OF CREDIT RISK:

On May 15, 2002, the Company consummated the acquisition of certain assets of the global enzyme immunoassay product line of Sigma Diagnostics Inc. (“Sigma Diagnostics”), a wholly-owned subsidiary of Sigma-Aldrich Corporation, for approximately $2,212,000 and the assumption of certain liabilities. As a result of the consummation of the transaction with Sigma Diagnostics, the Company no longer sells reagents or instruments to Sigma Diagnostics, which had been the Company’s largest customer during 2000 and 2001 and which had marketed such reagents and instrumentation throughout the world under previous agreements with the Company. Instead, the Company sells enzyme immunoassay instrumentation and reagents directly to Sigma Diagnostics’ former customer base. As a result of the consummation of the transaction with Sigma Diagnostics, the Company’s previous agreements with Sigma Diagnostics have been terminated. Beginning in the third quarter of 2001 and continuing through the consummation of the transaction with Sigma Diagnostics on May 15, 2002, Sigma Diagnostics made no purchases of instruments from the Company. However, during the first quarter of 2002, Sigma Diagnostics’ reagent purchases accounted for 7.0% of the Company’s net revenues. The pre-acquisition results of operations for the period from January 1, 2002 to March 31, 2002 for the certain assets of Sigma Diagnostics’ global enzyme immunoassay product line acquired by the Company are not available. There can be no assurance that the Company will be able to replace its largest customer or that the acquired assets will be successfully integrated into the Company’s business. Any failure to do so could have a material adverse effect on the Company’s business, prospects, operating results and financial condition.

The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts as required. The Company’s accounts receivables are generated from sales made from both the United States and Italy. As of March 31, 2003 and December 31, 2002, $4,272,370 and $3,838,554, respectively, of the Company’s net accounts receivable were due in Italy. Of the total net accounts receivable, 58.7% at March 31, 2003 and 54.4% at December 31, 2002 were due from hospitals and laboratories controlled by the Italian government.

(5) LOSS PER SHARE:

A reconciliation of the denominator of the basic and diluted loss per share computation for loss from continuing operations is as follows:

Three Months Ended March 31,	2003	2002

Basic and diluted weighted average shares outstanding	27,519,079	28,635,652
Not included in the calculation of diluted loss per share because their impact is antidilutive:
Stock options outstanding	2,033,828	2,134,128

(6) INCOME TAXES:

The provision for income taxes consists of the following:

Three Months Ended March 31,	2003	2002

Current:
Foreign	$13,418	$33,322

The Company’s income tax provisions for the three months ended March 31, 2003 and 2002 were different from the amount computed on the loss before provision for income taxes at the statutory rate of 35% primarily due to the non-recognition of the benefits of domestic taxable losses. Included in the loss before provision for income taxes was nondeductible stock option compensation expense of $148,650 in the three month periods ended March 31, 2003 and 2002.

The Company has established a full valuation allowance on its net domestic deferred tax assets, which are primarily comprised of net operating loss carryforwards. The portion of these domestic net operating loss carryforwards generated prior to March 14, 2001, the consummation date of the merger between b2bstores.com and the pre–merger IVAX Diagnostics, then a wholly owned subsidiary of IVAX, were utilized by IVAX. On a separate return basis, no recognition of that utilization is reflected in the accompanying consolidated financial statements. Domestic net operating losses generated by the Company after March 14, 2001 are approximately $5,755,000 and $5,605,000 at March 31, 2003 and December 31, 2002, respectively. These net operating losses will begin to expire in 2021. Foreign deferred tax assets totaled $962,300 at March 31, 2003, of which $766,649 is included in other current assets and $195,651 is included in other assets. As of December 31, 2002, $736,938 and $188,069 was included in other current assets and other assets, respectively. Realization of net deferred tax assets is dependent upon generating sufficient future taxable income. Although realization is not assured, management believes that it is more likely than not that the net deferred tax asset will be realized.

(7) COMPREHENSIVE LOSS:

The components of the Company’s comprehensive loss are as follows:

Three Months Ended March 31,	2003	2002

Net income	$(287,360)	$(714,272)
Foreign currency translations adjustments	229,648	(97,660)

Comprehensive loss	$(57,712)	$(811,932)

(8) STOCK-BASED COMPENSATION:

The Company’s pro forma net loss and pro forma weighted average fair value of options granted, with related assumptions, assuming the Company had adopted the fair value method of accounting for all stock-based compensation arrangements consistent with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 148, Accounting for Stock Based Compensation – Transition and Disclosure and SFAS No. 123, Stock-Based Compensation, using the Black-Scholes option pricing model, are indicated below:

Three Months Ended March 31,	2003	2002

Net loss as reported	$(287,360)	$(714,272)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	70,530	58,722

Pro forma net loss	$(357,890)	$(772,994)
Pro forma basic and diluted earning per share	$(0.01)	$(0.03)
Pro forma weighted average fair value of options granted	—	—
Expected life (years)	3.2	4.2
Risk-free interest rate	3.5%	5.0%
Expected volatility	108%	128%
Dividend yield	—	—

(9) SEGMENT INFORMATION:

The Company’s management reviews financial information, allocates resources and manages its business by geographic region. The Domestic region, which includes corporate expenditures, contains the Company’s subsidiaries in the United States. The Italian region contains the Company’s subsidiary located in Italy. The information provided is based on internal reports and was developed and utilized by management for the sole purpose of tracking trends and changes in the results of the regions. The information, including the allocations of expense and overhead, was calculated based on a management approach and may not reflect the actual economic costs, contributions or results of operations of the regions as stand-alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the regions might differ but the relative trends would, in management’s view, likely not be materially impacted. The table below sets forth net revenue, income from operations and assets by region.

Net Revenues by Region Period Ended March 31,	Three months

	2003	2002

Domestic
External net revenues	$3,091,347	$1,317,495
Intercompany revenues	220,002	174,085

	3,311,349	1,491,580

Italian
External net revenues	1,352,221	1,188,793
Intercompany revenues	24,981	291,625

	1,377,202	1,480,418

Elimination	(244,983)	(465,710)

Consolidated net revenues	$4,443,568	$2,506,288

Income (Loss) from Operations by Region Period Ended March 31,	Three months

	2003	2002

Domestic	$(309,272)	$(844,421)
Italian	(81,173)	59,360
Elimination	26,485	(47,617)

Loss from operations	$(363,960)	$(832,678)

	March 31,

Total Assets	2003	2002

Domestic	$23,898,318	$27,855,329
Italian	14,363,711	11,763,867
Elimination	—	(232,795)

Total assets	$38,262,029	$39,386,401

(10) COMMITMENTS AND CONTINGENCIES:

On March 2, 2001, b2bstores.com received notice that a shareholder of b2bstores.com filed a lawsuit against b2bstores.com and two of its directors. The lawsuit alleges that b2bstores.com violated certain aspects of Section 14(a) of the Securities Exchange Act of 1934, as amended, and that two former director/officers breached their fiduciary duties in connection with the merger between b2bstores.com and the pre-merger IVAX Diagnostics. The suit seeks damages, including punitive damages against the two former directors/officers. The directors and officers of the Company deny the allegations and intend to vigorously defend such claims, but the ultimate outcome of any such legal proceeding cannot be predicted and the Company’s ultimate liability cannot be presently determined.

On February 19, 2003, the Company filed a Complaint in Arbitration with the International Center for Dispute Resolution at the American Arbitration Association against Phoenix Bio-Tech Corporation, or Phoenix, for breach of contract, specific performance and injunctive relief arising out of Phoenix’s alleged failure to honor its obligations under an exclusive marketing agreement, which the Company had assumed in its transaction with Sigma Diagnostics. Phoenix purports to have terminated the exclusive marketing agreement. Under the Complaint in Arbitration, the Company is seeking (a) damages from Phoenix for Phoenix’s breach of the exclusive marketing agreement, (b) temporary and permanent injunctive relief requiring Phoenix to not breach the exclusive marketing agreement, (c) specific performance requiring Phoenix to perform its obligations under the exclusive marketing agreement, and (d) payment by Phoenix of the Company’s attorneys’ fees and costs incurred in bringing this action. On March 7, 2003, the Company received notice that Phoenix filed an Answering Statement to Complaint in Arbitration and a Counterclaim against the Company. Under the Answer and Counterclaim, Phoenix is seeking (y) damages from the Company currently estimated by Phoenix to be approximately $225,000 for the Company’s alleged breach of the exclusive marketing agreement and (z) a determination of whether the exclusive marketing agreement (i) is unenforceable as a result of misrepresentations, (ii) has been breached by the Company, and (iii) has been properly terminated by Phoenix. The Company’s management denies the allegations in the Answer and Counterclaim and intends to vigorously defend such claims, but the ultimate outcome of any such arbitral proceeding cannot be determined and the Company’s ultimate liability cannot presently be determined. If the Company is not successful on the claims in its Complaint in Arbitration or if the Company is not successful in its defense of the claims in the Answer and Counterclaim, then the Company’s business, operating results and financial condition could be materially adversely affected.

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

(11) RECENTLY ISSUED ACCOUNTING STANDARDS:

Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created or obtained after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities acquired before February 1, 2003. If it is reasonably possible that an entity will consolidate or disclose information about the variable interest entity, disclosure is required for all financial statements initially issued after January 31, 2003. The Company has neither created nor obtained variable interest entities. Accordingly, the impact of the partial adoption of this interpretation during the first quarter of 2003 was not, and the impact of the full adoption of this statement later in 2003 is not, expected to be material.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and the unaudited interim consolidated financial statements and the related notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

We have made forward-looking statements, which are subject to risks and uncertainties, in this Quarterly Report on Form 10-Q. These statements are based on the beliefs and assumptions of our management and on the information currently available to it. Forward-looking statements may be preceded by, followed by, or otherwise include the words “may,” “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “could,” “would,” “should,” or similar expressions or statements that certain events or conditions may occur. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by these forward-looking statements. These forward-looking statements are based largely on our expectations and the beliefs and assumptions of our management and on the information currently available to it and are subject to a number of risks and uncertainties, including, but not limited to, the risks and uncertainties associated with: economic, competitive, political, governmental and other factors affecting us and our operations, markets and products; the success of technological, strategic and business initiatives; our limited operating revenues and history of operational losses; our agreements with IVAX, third party distributors and key personnel; consolidation of our customers affecting our operations, markets and products; reimbursement policies of governmental and private third parties affecting our operations, markets and products; price constraints imposed by our customers and governmental and private third parties; our ability to replace our largest customer; our ability to consummate potential acquisitions of businesses or products; our ability to integrate acquired businesses or products, including the assets acquired from Sigma Diagnostics; political and economic instability and foreign currency fluctuation affecting our foreign operations; the holding of substantially all of our cash and cash equivalents at a single brokerage firm, including risks relating to the bankruptcy or insolvency of such brokerage firm; litigation regarding products, distribution rights, intellectual property rights and product liability; voting control of our common stock by IVAX; conflicts of interest with IVAX and with our officers, directors and employees; and other factors discussed elsewhere in this quarterly report on Form 10-Q. Many of these factors are beyond our control.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

NET REVENUES AND GROSS PROFIT

Net revenues for the three months ended March 31, 2003 totaled $4,444,000, an increase of $1,937,000, or 77.3%, from the $2,506,000 reported in the prior year comparable period. This increase was comprised of an increase of $1,774,000 in external net revenues from domestic operations and an increase in external net revenues of $163,000 from Italian operations. Domestic operations generated external net revenues of $3,091,000 for the three months ended March 31, 2003, compared to $1,317,000 for the three months ended March 31, 2002. This 134.7% increase in domestic external revenues was primarily due to revenue from reagents sold to customers obtained as a result of our transaction with Sigma Diagnostics, as well as volume increases in reagent revenue generated from new instrumentation placements. External net revenues from Italian operations totaled $1,352,000 for the three months ended March 31, 2003, compared to $1,189,000 for the three months ended March 31, 2002. This 13.7%

increase was primarily attributable to an increase in revenue due to fluctuations of the United States dollar relative to the Euro, as further discussed in Currency Fluctuations below, as well as increased sales volume of reagents sold to customers outside of Italy that were obtained as a result of our transaction with Sigma Diagnostics. A partially offsetting decrease in revenue from Italian operations occurred due to a decrease in instrumentation revenue in the three months ended March 31, 2003 compared to the same period in the prior year primarily due to initial stocking orders, in the prior year, of instrumentation as a result of the establishment of new foreign distribution agreements. Gross profit for the three months ended March 31, 2003 increased $1,176,000, or 93.6%, to $2,432,000 (54.7% of net revenues) from $1,257,000 (50.2% of net revenues) for the three months ended March 31, 2002. The increase in gross profit and gross profit as a percentage of net revenues was primarily attributable to increased revenue from both reagents sold to customers obtained as a result of our transaction with Sigma Diagnostics and reagent revenue generated from new domestic instrumentation placements.

OPERATING EXPENSES

Selling expenses of $1,285,000 (28.9% of net revenues) for the three months ended March 31, 2003 were composed of expenses of $833,000 from domestic operations and $452,000 from Italian operations. For the three months ended March 31, 2002, domestic selling expenses were $452,000 while $342,000 was incurred in Italy, totaling $794,000 (31.7% of net revenues). This increase in selling expenses of $491,000 was primarily due to greater domestic payroll costs related to the increase in sales personnel obtained as a result of our transaction with Sigma Diagnostics as well as increased domestic sales efforts. The increase in expenses incurred in Italy is primarily due to the effect of exchange rate fluctuations. General and administrative expenses totaled $1,164,000 (26.2% of net revenues) for the three months ended March 31, 2003, an increase of $227,000, from $937,000 (37.4% of net revenues) for the three months ended March 31, 2002. General and administrative expenses increased primarily due to certain expenses related to the integration of the certain assets acquired from Sigma Diagnostics as well as increased insurance costs. Research and development expenses totaled $347,000 for the three months ended March 31, 2003 compared to $358,000 for the three months ended March 31, 2002, representing 7.8% and 14.3% of net revenues, respectively. The decrease of $11,000 was the result of a decrease in domestic research and development expenses from $292,000 in the three months ended March 31, 2002 to $224,000 in the three months ended March 31, 2003, primarily resulting from a reduced emphasis on reagent kit development. This decrease was partially offset by an increase in Italian research and development expenses to $123,000 in the three months ended March 31, 2003 from $66,000 in the three months ended March 31, 2002 as a result of increased research related to instrumentation products. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

OPERATING LOSS

Operating losses were $364,000 and $833,000 during the three months ended March 31, 2003 and 2002, respectively. Exclusive of intersegment elimination adjustments, which decreased consolidated operating loss by $26,000, operating loss in the three months ended March 31, 2003 was composed of operating losses of $309,000 from domestic operations and $81,000 from Italian operations. Excluding intersegment elimination adjustments, which increased consolidated operating loss by $48,000 in the three months ended March 31, 2002, domestic operations incurred an operating loss of $844,000 while Italian operations generated operating income of $59,000.

OTHER INCOME

Interest income decreased to $51,000 for the three months ended March 31, 2003 from $167,000 for the three months ended March 31, 2002. The decrease was primarily due to lower interest rates in 2003 as well as a reduction in cash, cash equivalents and marketable securities. Other income, net, totaled $39,000 during the three months ended March 31, 2003, compared to other expense, net of $15,000 during the three months ended March 31, 2002, an increase of $54,000. This increase was due to larger net foreign currency gains recognized in 2003 on transactions by our Italian subsidiary, which were denominated in currencies other than its functional currency.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, our working capital was $23,727,000 compared to $23,521,000 at December 31, 2002. Cash and cash equivalents totaled $16,389,000 at March 31, 2003, as compared to $15,942,000 at December 31, 2002. Substantially all cash and cash equivalents are presently held at one national securities brokerage firm. Accordingly, we are subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver our securities or if the brokerage firm should become bankrupt or otherwise insolvent. We only invest in select money market instruments, municipal securities and corporate issuers.

Net cash flows of $609,000 were provided by operating activities during the three months ended March 31, 2003, compared to $540,000 that was used by operating activities during the three months ended March 31, 2002. The increase in cash provided by operating activities was primarily the result of improved operating results as well as a reduction in cash utilized for accounts payable and accrued expenses and inventory purchases. These increases were partially offset by a decrease in cash received from accounts receivables collections.

Net cash flows of $192,000 were used in investing activities during the three months ended March 31, 2003, as compared to $2,252,000 used during the same period of the prior year. The decrease in cash used for investing activities was primarily the result of our investment in marketable securities of $2,050,000 as of March 31, 2002.

No cash was used in financing activities during the three months ended March 31, 2003, while $82,000 was provided during the same period of 2002. The decrease in cash provided was due to cash of $82,000 that was received from IVAX during the three months ended March 31, 2002.

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

Our principal source of short term liquidity is existing cash and cash equivalents received as a result of the completion of the merger between b2bstores.com and the pre-merger IVAX Diagnostics, which we believe will be sufficient to meet our operating needs and anticipated capital expenditures over the short term. For the long term, we intend to utilize principally existing cash and cash equivalents as well as internally generated funds, which are anticipated to be derived primarily from the sale of existing diagnostic and instrumentation products and diagnostic and instrumentation products currently under development. To the extent that the aforementioned sources of liquidity are insufficient, we may consider issuing debt or equity securities or curtailing or reducing our operations.

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

On May 15, 2002, we consummated our acquisition of certain of the assets of the global enzyme immunoassay product line of Sigma Diagnostics for $2,211,747 and the assumption of certain liabilities. The fair value of assets acquired of $2,456,747 includes reagent and instrumentation inventory as well as enzyme immunoassay instrumentation placed at customer locations. As a result of the consummation of the transaction with Sigma Diagnostics, we no longer sell reagents or instrumentation to Sigma Diagnostics, which had been our largest customer during the years ended December 31, 2001 and 2000 (See Note 4, Concentration of Credit Risk, in the Notes to Consolidated Financial Statements) and which had marketed such reagents and instrumentation throughout the world under previous agreements with us. Instead, we sell enzyme immunoassay instrumentation and reagents directly to Sigma Diagnostics’ former customer base. Accordingly, our net revenues from Sigma Diagnostics for sales of instruments, replacement parts and diagnostic kits have ceased. However, net sales of reagents to Sigma Diagnostics represented 7.0% of our total net revenues during the three months ended March 31, 2002. Selected employees previously affiliated with Sigma Diagnostics, primarily in the field sales, instrument service and technical support areas, have joined us. As a result of the consummation of the transaction with Sigma Diagnostics, the previous agreements with Sigma Diagnostics have been terminated. There can be no assurance that we will be able to replace our largest customer or successfully integrate the acquired assets into our business. Any failure to do so could have a material adverse effect on our business, prospects, operating results and financial condition.

We did not repurchase any of our common stock during the three months ended March 31, 2003 as part of the common stock repurchase program approved by our Board of Directors in May 2002. As part of this repurchase program, on November 5, 2002, pursuant to a Redemption Agreement, we repurchased an aggregate of 871,473 shares of our common stock from Randall Davis (who resigned from our Board of Directors on November 4, 2002) and Titanium Holdings Group, Inc., or Titanium Holdings, for an aggregate purchase price of approximately $1,437,900. The repurchased shares have been retired and have resumed the status of authorized and unissued shares. Pursuant to the Redemption Agreement, we also granted a general release to Titanium Holdings, Randall Davis, Steven Etra and Richard Kandel and paid them an aggregate of approximately $217,900 for the following: (i) we were granted an option to acquire up to an additional 657,125 shares of our common stock from Titanium Holdings, Steven Etra and Richard Kandel at an exercise price of $4.00 per share at any time on or before May 5, 2004; (ii) the optionees agreed that, until May 5, 2004, they would not transfer the shares of our common stock that are subject to the option to any person or entity other than to us or our affiliates; (iii) Titanium Holdings and Steven Etra further agreed that, until May 5, 2004, they would not transfer an additional 307,125 and 150,000 shares of our common stock owned by them respectively to any person or entity other than to us; and (iv) we and our affiliates received general releases from Titanium Holdings, Randall Davis, Steven Etra and Richard Kandel.

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

A principal source of revenue is our “reagent rental” program in which customers make reagent kit purchase commitments with us that typically last for a period of three to five years. In exchange, we include a Mago® instrument and any required instrument service, which are paid for by the customer through these reagent kit purchases over the life of the commitment. We recognize revenue from the reagent kit sales when title passes, which is generally at the time of shipment. Should actual reagent kit or instrument failure rates significantly increase, our future operating results could be negatively impacted by increased warranty obligations and service delivery costs.

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

Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” we analyzed our goodwill for impairment issues and will continue to do so in future periods. In assessing the recoverability of our goodwill and other intangibles, we made assumptions regarding estimated future cash flows, including current and projected levels of income, business trends, prospects and market conditions, to determine the fair value of the respected assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Any resulting impairment loss would be recorded as a charge against our earnings and could have a material adverse impact of our financial condition and results of operations.

We accounted for income taxes on our consolidated financial statements on a stand-alone basis as if we had filed our own income tax returns. However, the pre-merger IVAX Diagnostics reported its income taxes until the merger with b2bstores.com as part of a consolidated group. Therefore, all domestic net operating losses generated prior to the merger were utilized by IVAX. Since the merger, we have experienced domestic losses from operations. Accounting principles generally accepted in the United States require that we record a valuation allowance against the deferred tax asset associated with these losses if it is “more likely than not” that we will not be able to utilize the net operating loss to offset future taxes. Due to the losses from the operations of our domestic operations since the merger, we have provided full valuation reserves against domestic deferred tax assets and currently provide for only foreign income taxes. Over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of the net operating loss carryforward. Upon reaching such a conclusion, and upon such time as we reversed the entire valuation against the deferred tax asset, we would then provide for income taxes at a rate equal to our combined federal and state effective rates. Conversely, we have recorded deferred tax assets as a result of losses generated in Italy due to the belief that over time we will return to previous levels of profitability that will permit the deferred asset to be realized. These subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created or obtained after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities acquired before February 1, 2003. If it is reasonably possible that an entity will consolidate or disclose information about the variable interest entity, disclosure is required for all financial statements initially issued after January 31, 2003. We have neither created nor obtained variable interest entities. Accordingly, the impact of the partial adoption of this interpretation during the first quarter of 2003 was not, and the impact of the full adoption of this interpretation later in 2003 is not, expected to be material.

CURRENCY FLUCTUATIONS

For the three months ended March 31, 2003 and 2002, approximately 30.4% and 46.5%, respectively, of our net revenues were generated in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the strength of the United States dollar against the Euro resulted in an increase of approximately $247,614 in net revenues for the three months ended March 31, 2003 compared to the same period of the prior year. During the three months ended March 31, 2003 and 2002, none of our subsidiaries were domiciled in highly inflationary environments. The effects of inflation on consolidated net revenues and operating income were not significant.

For the three months ended March 31, 2003, Delta represented 30.4% of our net revenues. Conducting an international business inherently involves a number of difficulties, risks, and uncertainties, such as export and trade restrictions, inconsistent and changing regulatory requirements, tariffs and other trade barriers, cultural issues, longer payment cycles, problems in collecting accounts receivable, political instability, local economic downturns, seasonal reductions in business activity in Europe during the traditional summer vacation months, and potentially adverse tax consequences.

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

INCOME TAXES

We recognized a tax provision of $14,000 and $33,000 for the three months ended March 31, 2003 and 2002, respectively, which related to foreign operations. Through March 14, 2001, we reported our domestic income taxes as part of a consolidated group with IVAX. All domestic taxable losses generated prior to that date were utilized by IVAX. Effective March 14, 2001, as a result of the merger between b2bstores.com and the pre-merger IVAX Diagnostics, we are no longer included in the consolidated income tax returns of IVAX.

For financial statement purposes, we accounted for income taxes on a stand-alone basis as though we had filed our own income tax returns. Our income tax provisions for the three months ended March 31, 2003 and 2002 were different from the amount computed on the loss before provision for income taxes at the United States federal statutory rate of 35% primarily due to the non-recognition of the benefits of domestic taxable losses which include the previously discussed non-deductible stock option compensation expense.

As of March 31, 2003, we had no net domestic deferred tax asset, as domestic net operating losses generated prior to the merger were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets generated subsequent to March 14, 2001. The foreign net deferred tax asset was $963,000 at March 31, 2003, of which $767,000 is included in other current assets and $196,000 is included in other assets in the accompanying consolidated balance sheet. Realization of the net deferred tax asset is dependent upon generating sufficient future foreign taxable income. Although realization is not assured, over time we believe we will reach levels of profitability which will permit the net deferred tax asset to be realized.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the Company’s consolidated financial position, results of operations or cash. In the normal course of doing business, the Company is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.

Foreign Currency Exchange Rate Risk – The Company is exposed to exchange rate risk when its Italian subsidiary enters into transactions denominated in currencies other than its functional currency. For additional information about foreign currency exchange risk, see “Currency Fluctuations” in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Interest Rate Risk – The Company does not have debt obligations and its investments are current. The Company believes that its exposure to market risk relating to interest rate risk is not material.

Commodity Price Risk – The Company does not believe it is subject to any material risk associated with commodity prices.

Item 4 – Controls and Procedures

Within 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings with the Securities and Exchange Commission. That conclusion, however, should be considered in light of the various limitations described below on the effectiveness of those controls and procedures, some of which pertain to most, if not all, business enterprises, and some of which arise as a result of the nature of the Company’s business. The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures will prevent all error and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some person or persons, by collusion of two or more people or by management override of the control. Further, the design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company’s Chief Executive Officer’s and Chief Financial Officer’s evaluation.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

On March 2, 2001, b2bstores.com received notice that a shareholder of b2bstores.com filed a lawsuit against b2bstores.com and two of its directors. The lawsuit alleges that b2bstores.com violated certain aspects of Section 14(a) of the Securities Exchange Act of 1934, as amended, and that two former director/officers breached their fiduciary duties in connection with the merger between b2bstores.com and the pre-merger IVAX Diagnostics. The suit seeks damages, including punitive damages against the two former directors/officers. The directors and officers of the Company deny the allegations and intend to vigorously defend such claims, but the ultimate outcome of any such legal proceeding cannot be predicted and the Company’s ultimate liability cannot be presently determined.

On February 19, 2003, the Company filed a Complaint in Arbitration with the International Center for Dispute Resolution at the American Arbitration Association against Phoenix Bio-Tech Corporation, or Phoenix, for breach of contract, specific performance and injunctive relief arising out of Phoenix’s alleged failure to honor its obligations under an exclusive marketing agreement, which the Company had assumed in its transaction with Sigma Diagnostics. Phoenix purports to have terminated the exclusive marketing agreement. Under the Complaint in Arbitration, the Company is seeking (a) damages from Phoenix for Phoenix’s breach of the exclusive marketing agreement, (b) temporary and permanent injunctive relief requiring Phoenix to not breach the exclusive marketing agreement, (c) specific performance requiring Phoenix to perform its obligations under the exclusive marketing agreement, and (d) payment by Phoenix of the Company’s attorneys’ fees and costs incurred in bringing this action. On March 7, 2003, the Company received notice that Phoenix filed an Answering Statement to Complaint in Arbitration and a Counterclaim against the Company. Under the Answer and Counterclaim, Phoenix is seeking (y) damages from the Company currently estimated by Phoenix to be approximately $225,000 for the Company’s alleged breach of the exclusive marketing agreement and (z) a determination of whether the exclusive marketing agreement (i) is unenforceable as a result of misrepresentations, (ii) has been breached by the Company, and (iii) has been properly terminated by Phoenix. The Company’s management denies the allegations in the Answer and Counterclaim and intends to vigorously defend such claims, but the ultimate outcome of any such arbitral proceeding cannot be determined and the Company’s ultimate liability cannot presently be determined. If the Company is not successful on the claims in its Complaint in Arbitration or if the Company is not successful in its defense of the claims in the Answer and Counterclaim, then the Company’s business, operating results and financial condition could be materially adversely affected.

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

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVAX Diagnostics, Inc.
Date: May 15, 2003	By:	/s/ MARK DEUTSCH

Mark Deutsch Vice President-Finance Chief Financial Officer

Certification of Principal Executive Officer

I, Giorgio D’Urso, certify that:

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

b.

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c.

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

Dated: May 15, 2003
/s/ GIORGIO D’URSO

Giorgio D’Urso, Chief Executive Officer

Certification of Principal Financial Officer

I, Mark Deutsch, certify that:

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

b.

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c.

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

Dated: May 15, 2003
/s/ MARK DEUTSCH

Mark Deutsch, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

99.1	Certificate of Chief Executive Officer
99.2	Certificate of Chief Financial Officer