Form 10-Q
period 2003-06-30
IVAX DIAGNOSTICS INC
filed 2003-08-14
CIK 1095858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

27,640,079 shares of Common Stock, $.01 par value, outstanding as of August 6, 2003.

IVAX DIAGNOSTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$15,744,789	$15,941,663
Accounts receivable, net of allowances for doubtful accounts of $2,794,126 in 2003 and $2,392,553 in 2002	6,725,179	5,721,400
Inventories	4,165,914	4,246,893
Other current assets	1,729,327	1,267,827

Total current assets	28,365,209	27,177,783

Property, plant and equipment, net	1,990,847	1,995,997
Goodwill, net	6,740,514	6,794,147
Equipment on lease	1,256,359	1,189,456
Other assets	284,329	265,321

Total assets	$38,637,258	$37,422,704

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$536,263	$881,657
Accrued expenses and other current liabilities	3,670,995	2,775,110

Total current liabilities	4,207,258	3,656,767

Other long-term liabilities	395,503	370,405

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding 27,640,079 in 2003 and 27,519,079 in 2002	276,400	275,190
Capital in excess of par value	43,566,399	43,095,554
Accumulated deficit	(8,821,535)	(8,426,409)
Accumulated other comprehensive loss	(986,767)	(1,548,803)

Total shareholders’ equity	34,034,497	33,395,532

Total liabilities and shareholders’ equity	$38,637,258	$37,422,704

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Period Ended June 30,	Three Months		Six months
	2003	2002	2003	2002
Net revenues	$4,491,466	$3,115,860	$8,935,034	$5,622,148
Cost of sales	1,769,506	1,594,740	3,780,635	2,844,185

Gross profit	2,721,960	1,521,120	5,154,399	2,777,963

Operating expenses:
Selling	1,391,493	1,121,006	2,676,721	1,915,099
General and administrative	1,273,980	952,345	2,438,425	1,889,278
Research and development	343,775	351,597	690,501	710,092

Total operating expenses	3,009,248	2,424,948	5,805,647	4,514,469

Loss from operations	(287,288)	(903,828)	(651,248)	(1,736,506)

Other income:
Interest income	90,413	126,210	141,620	293,016
Other income, net	112,172	34,704	150,983	19,626

Total other income, net	202,585	160,914	292,603	312,642

Loss before provision (benefit) for income taxes	(84,703)	(742,914)	(358,645)	(1,423,864)
Provision (benefit) for income taxes	23,063	(8,158)	36,481	25,164

Net loss	$(107,766)	$(734,756)	$(395,126)	$(1,449,028)

Basic and diluted loss per common share	$(.00)	$(.03)	$(.01)	$(.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	27,538,703	28,646,531	27,528,945	28,641,122

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months Ended June 30,	2003	2002
Cash flows from operating activities:
Net loss	$(395,126)	$(1,449,028)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	579,628	405,731
Provision for losses on accounts receivable	193,227	122,654
Stock option compensation expense	222,225	297,300
Changes in operating assets and liabilities:
Accounts receivable	(800,282)	(1,326,331)
Inventories	221,980	325,071
Other current assets	(345,098)	42,655
Other assets	158	1,195
Accounts payable and accrued expenses	387,048	404,007
Other long-term liabilities	(10,445)	(57,845)

Net cash flows provided by (used in) operating activities	53,315	(1,234,591)

Cash flows from investing activities:
Capital expenditures	(131,583)	(290,048)
Acquisition of business	—	(2,211,747)
Acquisitions of equipment on lease	(443,262)	(278,421)

Net cash flows used in investing activities	(574,845)	(2,780,216)

Cash flows from financing activities:
Proceeds from stock option exercises	249,830	8,760
Change in balance due to IVAX Corporation	—	82,000

Net cash flows provided by financing activities	249,830	90,760

Effect of exchange rate changes on cash and cash equivalents	74,826	150,897

Net decrease in cash and cash equivalents	(196,874)	(3,773,150)
Cash and cash equivalents at the beginning of the year	15,941,663	23,282,155

Cash and cash equivalents at the end of the period	$15,744,789	$19,509,005

Supplemental disclosures:
Interest paid	$—	$—

Income tax payments	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

(Unaudited)

Six months Ended June 30,	2003	2002
Supplemental disclosure of non-cash activities:
Acquisition of business:
Fair value of assets acquired	$—	$2,456,747
Liabilities assumed	—	245,000

Net assets acquired	$—	$2,211,747

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) GENERAL:

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the six months ended June 30, 2003 are not necessarily indicative of the results of operations and cash flows which may be reported for the remainder of 2003. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the IVAX Diagnostics, Inc. (“the Company”) Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior period amounts presented in the consolidated financial statements have been reclassified to conform to the current period’s presentation.

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

(2) CASH EQUIVALENTS AND SHORT-TERM MARKETABLE SECURITIES:

The Company owns certain short-term investments in marketable debt securities with original maturities of three months or less that are classified as cash equivalents in the accompanying balance sheets.

Substantially all cash and cash equivalents are presently held at one national securities brokerage firm. Accordingly, the Company is subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver the Company’s securities or if the brokerage firm should become bankrupt or otherwise insolvent. At June 30, 2003 and December 31, 2002, the Company owned no marketable securities with maturities greater than 3 months. It is the Company’s policy to invest in select money market instruments, municipal securities and corporate issuers.

(3) INVENTORIES:

Inventories consist of the following:

	June 30, 2003	December 31, 2002
Raw materials	$1,206,743	$1,188,400
Work-in-process	356,808	358,936
Finished goods	2,602,363	2,699,557

Total inventories	$4,165,914	$4,246,893

(4) CONCENTRATION OF CREDIT RISK:

On May 15, 2002, the Company consummated the acquisition of certain assets of the global enzyme immunoassay product line of Sigma Diagnostics, Inc. (“Sigma Diagnostics”), a wholly-owned subsidiary of Sigma-Aldrich Corporation, for approximately $2,212,000 and the assumption of certain liabilities. As a result of the consummation of the transaction with Sigma Diagnostics, the Company no longer sells reagents or instrumentation to Sigma Diagnostics, which had been the Company’s largest customer during 2000 and 2001 and which had marketed such reagents and instruments throughout the world under previous agreements with the Company. Instead, the Company sells enzyme immunoassay instrumentation and reagents directly to Sigma Diagnostics’ former customer base. As a result of the consummation of the transaction with Sigma Diagnostics, the Company’s previous agreements with Sigma Diagnostics have been terminated. Accordingly, our net revenues from Sigma Diagnostics for sales of instruments, replacement parts and diagnostic kits have ceased. Beginning in the third quarter of 2001 and continuing through the consummation of the transaction with Sigma Diagnostics on May 15, 2002, Sigma Diagnostics made no purchases of instruments from the Company. However, net sales of reagents to Sigma Diagnostics accounted for 3.8% of the Company’s total net revenues during the six months ended June 30, 2002. The 2002 pre-acquisition results of operations for the certain assets of Sigma Diagnostics’ global enzyme immunoassay product line acquired by the Company are not available. There can be no assurance that the Company will be able to replace its largest customer or that the acquired assets will be successfully integrated into the Company’s business. Any failure to do so could have a material adverse effect on the Company’s business, prospects, operating results and financial condition.

The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts as required. The Company’s accounts receivables are generated from sales made from both the United States and Italy. As of June 30, 2003 and December 31, 2002, $4,814,890 and $3,838,554, respectively, of the Company’s net accounts receivable were due from Italian customers. Of the total net accounts receivable, 58.9% at June 30, 2003 and 54.4% at December 31, 2002 were due from hospitals and laboratories controlled by the Italian government.

(5) LOSS PER SHARE:

A reconciliation of the denominator of the basic and diluted loss per share computation for loss from continuing operations is as follows:

	Three Months		Six months
Period Ended June 30,	2003	2002	2003	2002
Basic and diluted weighted average shares outstanding	27,538,703	28,646,531	27,528,945	28,641,122

Not included in the calculation of diluted loss per share because their impact is antidilutive:
Stock options outstanding	1,910,828	2,185,028	1,910,828	2,185,028

(6) INCOME TAXES:

The provisions (benefit) for income taxes consist of the following:

	Three Months		Six months
Period Ended June 30,	2003	2002	2003	2002
Current provision (benefit):
Foreign	$23,063	$(8,158)	$36,481	$25,164

The Company’s income tax provisions (benefit) for the three months and six months ended June 30, 2003 and 2002 were different from the amount computed on the loss before provision for income taxes at the statutory rate of 35% primarily due to the non-recognition of the benefits of domestic taxable losses. Included in the loss before provision for income taxes was nondeductible stock option compensation expense of $73,575 and $148,650 for the three months ended June 30, 2003 and 2002, respectively, as well as $222,225 and $297,300 for the six months ended June 30, 2003 and 2002, respectively.

The Company has established a full valuation allowance on its net domestic deferred tax assets, which are primarily comprised of net operating loss carryforwards. The portion of these domestic net operating loss carryforwards generated prior to March 14, 2001, the consummation date of the merger between b2bstores.com and the pre-merger IVAX Diagnostics, then a wholly-owned subsidiary of IVAX, were utilized by IVAX. On a separate return basis, no recognition of that utilization is reflected in the accompanying consolidated financial statements. Domestic net operating losses generated by the Company after March 14, 2001 are approximately $5,753,000 and $5,605,000 at June 30, 2003 and December 31, 2002, respectively. These net operating losses will begin to expire in 2021. Foreign deferred tax assets totaled $1,014,846 at June 30, 2003, of which $808,511 is included in other current assets and $206,335 is included in other assets. As of December 31, 2002, foreign deferred tax assets totaled $925,007, of which $736,938 and $188,069 were included in other current assets and other assets, respectively. Realization of the net deferred tax asset is dependent upon generating sufficient future taxable income. Although realization is not assured, management believes that it is more likely than not that the net foreign deferred tax asset will be realized.

(7) COMPREHENSIVE INCOME (LOSS):

The components of the Company’s comprehensive income (loss) are as follows:

	Three Months		Six months
Period Ended June 30,	2003	2002	2003	2002
Net loss	$(107,766)	$(734,756)	$(395,126)	$(1,449,028)
Foreign currency translations adjustments	332,388	667,883	562,036	570,223

Comprehensive income (loss)	$224,622	$(66,873)	$166,910	$(878,805)

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

	Three Months		Six months
Period Ended June 30,	2003	2002	2003	2002
Net loss as reported	$(107,766)	$(734,756)	$(395,126)	$(1,449,028)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	70,511	66,040	141,041	124,762

Pro forma net loss	$(178,277)	$(800,796)	$(536,167)	$(1,573,790)

Pro forma basic and diluted earning per share	$(0.01)	$(0.03)	$(0.02)	$(0.05)

Pro forma weighted average fair value of options granted	—	121,312	—	121,312

Assumptions used in fair value calculation:

Expected life (years)	5.0	5.0	5.0	5.0

Risk-free interest rate	3.5%	3.5%	3.5%	3.5%

Expected volatility	108%	111%	108%	111%

Dividend yield	—	—	—	—

(9) SEGMENT INFORMATION:

The Company’s management reviews financial information, allocates resources and manages its business by geographic region. The Domestic region, which includes corporate expenditures, contains the Company’s subsidiaries in the United States. The Italian region contains the Company’s subsidiaries located in Italy. The information provided is based on internal reports and was developed and utilized by management for the sole purpose of tracking trends and changes in the results of the regions. The information, including the allocations of expense and overhead, was calculated based on a management approach and may not reflect the actual economic costs, contributions or results of operations of the regions as stand-alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the regions might differ but the relative trends would, in management’s view, likely not be materially impacted. The table below sets forth net revenues, income (loss) from operations and assets by region.

Net Revenues by Region Period Ended June 30,	Three Months		Six months
	2003	2002	2003	2002
Domestic
External net revenues	$2,794,032	$1,853,370	$5,885,379	$3,170,865
Intercompany revenues	238,625	275,264	458,627	449,349

	3,032,657	2,128,634	6,344,066	3,620,214

Italian
External net revenues	1,697,434	1,262,490	3,049,655	2,451,283
Intercompany revenues	26,249	31,759	51,230	323,384

	1,723,683	1,294,249	3,100,885	2,774,667

Elimination	(264,874)	(307,023)	(509,857)	(772,733)

Consolidated net revenues	$4,491,466	$3,115,860	$8,935,034	$5,622,148

Income (Loss) from Operations by Region
Period Ended June 30,	Three Months		Six months
	2003	2002	2003	2002
Domestic	$(367,317)	$(868,047)	$(676,589)	$(1,712,468)
Italian	57,491	(53,400)	(23,682)	5,960
Elimination	22,538	17,619	49,023	(29,998)

Loss from operations	$(287,288)	$(903,828)	$(651,248)	$(1,736,506)

Total Assets:			June 30,
			2003	2002
Domestic			$24,051,975	$27,118,515
Italian			14,742,202	13,471,367
Elimination			(156,919)	(215,176)

Total assets			$38,637,258	$40,374,706

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

On February 19, 2003, the Company filed a Complaint in Arbitration with the International Center for Dispute Resolution at the American Arbitration Association against Phoenix Bio-Tech Corporation (“Phoenix”), for breach of contract, specific performance and injunctive relief arising out of Phoenix’s alleged failure to honor its obligations under an exclusive marketing agreement, which the Company had assumed in its transaction with Sigma Diagnostics. Phoenix purports to have terminated the exclusive marketing agreement. Under the

Complaint in Arbitration, the Company is seeking (a) damages from Phoenix for Phoenix’s breach of the exclusive marketing agreement, (b) temporary and permanent injunctive relief requiring Phoenix to not breach the exclusive marketing agreement, (c) specific performance requiring Phoenix to perform its obligations under the exclusive marketing agreement, and (d) payment by Phoenix of the Company’s attorneys’ fees and costs incurred in bringing this action. On March 7, 2003, the Company received notice that Phoenix filed an Answering Statement to Complaint in Arbitration and a Counterclaim against the Company. Under the Answer and Counterclaim, Phoenix is seeking (y) damages from the Company currently estimated by Phoenix to be approximately $225,000 for the Company’s alleged breach of the exclusive marketing agreement and (z) a determination of whether the exclusive marketing agreement (i) is enforceable as a result of misrepresentations, (ii) has been breached by the Company, and (iii) has been properly terminated by Phoenix. The Company’s management denies the allegations in the Answer and Counterclaim and intends to vigorously defend such claims, but the ultimate outcome of any such arbitral proceeding cannot be determined and the Company’s ultimate liability cannot presently be determined. If the Company is not successful on the claims in its Complaint in Arbitration or if the Company is not successful in its defense of the claims in the Answer and Counterclaim, then the Company’s business, operating results and financial condition could be materially adversely affected.

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

(11) RECENTLY ISSUED ACCOUNTING STANDARDS:

Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created or obtained after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities acquired before February 1, 2003. If it is reasonably possible that an entity will consolidate or disclose information about the variable interest entity, disclosure is required for all financial statements initially issued after January 31, 2003. Based upon the Company’s preliminary review, the Company has neither created nor obtained variable interest entities. Accordingly, the impact of adoption of this interpretation is not expected to be material.

Statement of Financial Accounting Standards (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies accounting for derivative instruments under SFAS No. 133. It is effective for contracts entered into after June 30, 2003. The impact of adoption of this statement is not expected to be significant.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The impact of adoption of this statement is not expected to be significant.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and the unaudited interim consolidated financial statements and the related notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

NET REVENUES AND GROSS PROFIT

Net revenues for the six months ended June 30, 2003 totaled $8,935,000, an increase of $3,313,000, or 58.9%, from the $5,622,000 reported in the prior year comparable period. This increase was comprised of an increase of $2,714,000 in external net revenues from domestic operations and an increase in external net revenues of $599,000 from Italian operations. Domestic operations generated external net revenues of $5,885,000 for the six months ended June 30, 2003, compared to $3,171,000 for the six months ended June 30, 2002. This 85.6% increase in domestic external revenues was primarily due to revenue from reagents sold to customers obtained as a result of our transaction with Sigma Diagnostics (as discussed in Note 4, Concentration of Credit Risk, in the Notes to Consolidated Financial Statements) as well as volume increases in reagent revenue generated from new instrumentation placements. External net revenues from Italian operations totaled $3,050,000 for the six months ended June 30, 2003, compared to $2,451,000 for the six months ended June 30, 2002. This 24.4% increase was primarily attributable to an increase in revenue due to fluctuations of the United States dollar relative to the Euro, as further discussed in Currency Fluctuations below. As measured in Euros, increased revenue from reagent sales were offset by reduced instrumentation revenue. Gross profit for the six months ended June 30, 2003 increased $2,376,000, or 85.5%, to $5,154,000 (57.7% of net revenues) from $2,778,000 (49.4% of net revenues) for the six months ended June 30, 2002. The increase in gross profit and gross profit as a percentage of net revenues was primarily attributable to increased domestic revenue from both reagents sold to customers obtained as a result of our transaction with Sigma Diagnostics and reagent revenue generated from new domestic instrumentation placements, as well as manufacturing efficiencies generated by the resulting increases in volume.

OPERATING EXPENSES

Selling expenses of $2,677,000 (30.0% of net revenues) for the six months ended June 30, 2003 were composed of expenses of $1,763,000 from domestic operations and $914,000 from Italian operations. For the six months ended June 30, 2002, domestic selling expenses were $1,187,000 while $728,000 was incurred in Italy, totaling $1,915,000 (34.1% of net revenues). This increase in selling expenses of $762,000 was primarily due to greater domestic payroll costs related to the increase in sales personnel obtained as a result of our transaction with Sigma Diagnostics as well as increased domestic sales efforts. The increase in expenses incurred in Italy is primarily due to the effect of exchange rate fluctuations. General and administrative expenses totaled $2,438,000 (27.3% of net revenues) for the six months ended June 30, 2003, an increase of $549,000, from $1,889,000 (33.6% of net revenues) for the six months ended June 30, 2002. General and administrative expenses increased primarily due to increased insurance and legal costs as well as expenses related to the integration of the certain assets acquired from Sigma Diagnostics. Research and development expenses totaled $691,000 for the six months ended June 30, 2003 compared to $710,000 for the six months ended June 30, 2002, representing 7.7% and 12.6% of net revenues, respectively. The decrease of $19,000 consisted of a decrease in domestic research and development expenses from $508,000 in the six months ended June 30, 2002 to $441,000 in the six months ended June 30, 2003, primarily due to reduced supply and consumables expenses. This decrease was partially offset by an increase in Italian research and development expenses to $250,000 in the six months ended June 30, 2003 from $202,000 in the six months ended June 30, 2002 primarily as a result of the effect of exchange rate fluctuations. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

OPERATING LOSS

Operating losses were $651,000 and $1,737,000 during the six months ended June 30, 2003 and 2002, respectively. Exclusive of intersegment elimination adjustments, which decreased consolidated operating loss by $49,000, operating loss in the six months ended June 30, 2003 was composed of operating losses of $676,000 from domestic operations and $24,000 from Italian operations. Excluding intersegment elimination adjustments, which increased consolidated operating loss by $30,000 in the six months ended June 30, 2002, domestic operations incurred an operating loss of $1,713,000 while Italian operations generated operating income of $6,000.

OTHER INCOME

Interest income decreased to $142,000 for the six months ended June 30, 2003 from $293,000 for the six months ended June 30, 2002. The decrease was primarily due to lower interest rates in 2003 as well as a reduction in cash, cash equivalents and marketable securities. Other income, net, totaled $151,000 during the six months ended June 30, 2003, compared to $20,000 during the six months ended June 30, 2002, an increase of $131,000. This increase was due to larger net foreign currency gains recognized in 2003 on transactions by our Italian subsidiary, which were denominated in currencies other than its functional currency.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002

NET REVENUES AND GROSS PROFIT

Net revenues for the three months ended June 30, 2003 totaled $4,491,000, an increase of $1,375,000, or 44.1%, from the $3,116,000 reported in the prior year comparable period. This increase was comprised of an increase of $941,000 in external net revenues from domestic operations and an increase in external net revenues of $435,000 from Italian operations. Domestic operations generated external net revenues of $2,794,000 for the three months ended June 30, 2003, compared to $1,853,000 for the three months ended June 30, 2002. This 50.8% increase in domestic external revenues was primarily due to revenue from reagents sold to customers obtained as a result of our transaction with Sigma Diagnostics, as well as volume increases in reagent revenue generated from new instrumentation placements. External net revenues from Italian operations totaled $1,697,000 for the three months ended June 30, 2003, compared to $1,262,000 for the three months ended June 30, 2002. This 34.5% increase was primarily attributable to an increase in revenue due to fluctuations of the United States dollar relative to the Euro, as further discussed in Currency Fluctuations below. When measured in Euros, external net revenues from Italian operations increased due to increased sales volume of both reagents and instrumentation. Gross profit for the three months ended June 30, 2003 increased $1,201,000, or 79.0%, to $2,722,000 (60.6% of net revenues) from $1,521,000 (48.8% of net revenues) for the three months ended June 30, 2002. The increase in gross profit and gross profit as a percentage of net revenues was primarily attributable to increased revenue from both reagents sold to customers obtained as a result of our transaction with Sigma Diagnostics and reagent revenue generated from new domestic instrumentation placements, as well as manufacturing efficiencies generated by the resulting increases in volume.

OPERATING EXPENSES

Selling expenses of $1,391,000 (31.0% of net revenues) for the three months ended June 30, 2003 were composed of expenses of $930,000 from domestic operations and $461,000 from Italian operations. For the three months ended June 30, 2002, domestic selling expenses were $735,000 while $386,000 was incurred in Italy, totaling $1,121,000 (36.0% of net revenues). This increase in selling expenses of $270,000 was primarily due to greater domestic payroll costs related to the increase in sales personnel obtained as a result of our transaction with Sigma Diagnostics as well as increased domestic sales efforts. The increase in expenses incurred in Italy is primarily due to the effect of exchange rate fluctuations. General and administrative expenses totaled $1,274,000 (28.4% of net revenues) for the three months ended June 30, 2003, an increase of $322,000, from $952,000 (30.6% of net revenues) for the three months ended June 30, 2002. General and administrative expenses increased primarily due to increased insurance and legal costs. Research and development expenses totaled $344,000 for the three months ended June 30, 2003 compared to $352,000 for the three months ended June 30, 2002, representing 7.7% and 11.3% of net revenues, respectively. No material differences in the amount of domestic or Italian research and development expenses occurred in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

OPERATING LOSS

Operating losses were $287,000 and $904,000 during the three months ended June 30, 2003 and 2002, respectively. Exclusive of intersegment elimination adjustments, which decreased consolidated operating loss by $23,000, operating loss in the three months ended June 30, 2003 was composed of operating income of $57,000 from Italian operations and an operating loss of $367,000 from domestic operations. Excluding intersegment elimination adjustments, which decreased consolidated operating loss by $17,000 in the three months ended June 30, 2002, domestic operations incurred an operating loss of $868,000 while Italian operations generated an operating loss of $53,000.

OTHER INCOME

Interest income decreased to $90,000 for the three months ended June 30, 2003 from $126,000 for the three months ended June 30, 2002. The decrease was primarily due to lower interest rates in 2003 as well as a reduction in cash, cash equivalents and marketable securities. Other income, net, totaled $112,000 during the three months ended June 30, 2003, compared to $35,000 during the three months ended June 30, 2002, an increase of $77,000. This increase was due to larger net foreign currency gains recognized in 2003 on transactions by our Italian subsidiary, which were denominated in currencies other than its functional currency.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, our working capital was $24,158,000 compared to $23,521,000 at December 31, 2002. Cash and cash equivalents totaled $15,745,000 at June 30, 2003, as compared to $15,942,000 at December 31, 2002. Substantially all cash and cash equivalents are presently held at one national securities brokerage firm. Accordingly, we are subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver our securities or if the brokerage firm should become bankrupt or otherwise insolvent. We only invest in select money market instruments, municipal securities and corporate issuers.

Net cash flows of $53,000 were provided by operating activities during the six months ended June 30, 2003, compared to $1,235,000 that was used by operating activities during the six months ended June 30, 2002. The increase in cash provided by operating activities was primarily the result of improved operating results as well as an increase in cash received from accounts receivables collections. These increases were partially offset by an increase in cash utilized for other current assets.

Net cash flows of $575,000 were used in investing activities during the six months ended June 30, 2003, as compared to $2,780,000 used during the same period of the prior year. The decrease in cash used for investing activities was primarily the result of $2,212,000 used for our acquisition of certain assets of the enzyme immunoassay product line of Sigma Diagnostics in May 2002 (as discussed in Note 4, Concentration of Credit Risk, in the Notes to Consolidated Financial Statements).

Net cash of $250,000 was provided by financing activities during the six months ended June 30, 2003, while $91,000 was provided during the same period of 2002. The increase in cash provided was due to cash of $250,000 generated from the exercise of stock options in the six months ended June 30, 2003 partially offset by $82,000 that was received from IVAX during the six months ended June 30, 2002.

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

We maintain allowances for doubtful accounts, particularly in Italy for the operations of our Italian subsidiary, for estimated losses resulting from the inability of our customers to make required or timely payments. Payment cycles are longer in Italy than in the United States. If we require additional allowances, our operating results could be materially adversely affected during the period in which the determination to increase the reserve is or was made.

On May 15, 2002, we consummated our acquisition of certain of the assets of the global enzyme immunoassay product line of Sigma Diagnostics for $2,211,747 and the assumption of certain liabilities. The fair value of assets acquired of $2,456,747 includes reagent and instrumentation inventory as well as enzyme immunoassay instrumentation placed at customer locations. As a result of the consummation of the transaction with Sigma Diagnostics, we no longer sell reagents or instrumentation to Sigma Diagnostics, which had been our largest customer during 2001 and 2000 (See Note 4, Concentration of Credit Risk, in the Notes to Consolidated Financial Statements) and which had marketed such reagents and instrumentation throughout the world under previous agreements with us. Instead, we sell enzyme immunoassay instrumentation and reagents directly to Sigma Diagnostics’ former customer base. Accordingly, our net revenues from Sigma Diagnostics for sales of instruments, replacement parts and diagnostic kits have ceased. Net sales of reagents to Sigma Diagnostics represented 3.8% of our total net revenues during the six months ended June 30, 2002. Selected employees previously affiliated with Sigma Diagnostics, primarily in the field sales, instrument service and technical support areas, have joined us. As a result of the consummation of the transaction with Sigma Diagnostics, the previous agreements with Sigma Diagnostics have been terminated. There can be no assurance that we will be able to replace our largest customer or successfully integrate the acquired assets into our business. Any failure to do so could have a material adverse effect on our business, prospects, operating results and financial condition.

We did not repurchase any of our common stock during the six months ended June 30, 2003 as part of the common stock repurchase program approved by our Board of Directors in May 2002. As part of this repurchase program, on November 5, 2002, pursuant to a Redemption Agreement, we repurchased an aggregate of 871,473 shares of our common stock from Randall Davis (who resigned from our Board of Directors on November 4, 2002) and Titanium Holdings Group, Inc., or Titanium Holdings, for an aggregate purchase price of approximately $1,437,900. The repurchased shares have been retired and have resumed the status of authorized and unissued shares. Pursuant to the Redemption Agreement, we also granted a general release to Titanium Holdings, Randall Davis, Steven Etra and Richard Kandel and paid them an aggregate of approximately $217,900 for the following: (i) we were granted an option to acquire up to an additional 657,125 shares of our common stock from Titanium Holdings, Steven Etra and Richard Kandel at an exercise price of $4.00 per share at any time on or before May 5, 2004; (ii) the optionees agreed that, until May 5, 2004, they would not transfer the shares of our common stock that are subject to the option to any person or entity other than to us or our affiliates; (iii) Titanium Holdings and Steven Etra further agreed that, until May 5, 2004, they would not transfer an additional 307,125 and 150,000 shares of our common stock owned by them respectively to any person or entity other than to us; and (iv) we and our affiliates received general releases from Titanium Holdings, Randall Davis, Steven Etra and Richard Kandel.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created or obtained after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities acquired before February 1, 2003. If it is reasonably possible that an entity will consolidate or disclose information about the variable interest entity, disclosure is required for all financial statements initially issued after January 31, 2003. Based upon our preliminary review, we have neither created nor obtained variable interest entities. Accordingly, the impact of adoption of this interpretation is not expected to be material.

Statement of Financial Accounting Standards (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies accounting for derivative instruments under SFAS No. 133. It is effective for contracts entered into after June 30, 2003. The impact of adoption of this statement is not expected to be significant.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The impact of adoption of this statement is not expected to be significant.

CURRENCY FLUCTUATIONS

For the six months ended June 30, 2003 and 2002, approximately 34.1% and 43.2%, respectively, of our net revenues were generated in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the strength of the United States dollar against the Euro resulted in increases of approximately $564,000 in net revenues for the six months ended June 30, 2003 and $298,000 for the three months ended June 30, 2003 compared to the same periods of the prior year. During the six months ended June 30, 2003 and 2002, none of our subsidiaries were domiciled in highly inflationary environments. The effects of inflation on consolidated net revenues and operating income were not significant.

For the six months ended June 30, 2003, Delta Biologicals, S.r.l., our subsidiary in Italy, represented 34.1% of our net revenues. Conducting an international business inherently involves a number of difficulties, risks, and uncertainties, such as export and trade restrictions, inconsistent and changing regulatory requirements, tariffs and other trade barriers, cultural issues, longer payment cycles, problems in collecting accounts receivable, political instability, local economic downturns, seasonal reductions in business activity in Europe during the traditional summer vacation months, and potentially adverse tax consequences.

INCOME TAXES

We recognized tax provision (benefit) of $23,000 and $(8,000) for the three months ended June 30, 2003 and 2002, respectively, and $36,000 and $25,000 for the six months ended June 30, 2003 and 2002, respectively, which related to foreign operations. Through March 14, 2001, we reported our domestic income taxes as part of a consolidated group with IVAX. All domestic taxable losses generated prior to that date were utilized by IVAX. Effective March 14, 2001, as a result of the merger between b2bstores.com and the pre-merger IVAX Diagnostics, we are no longer included in the consolidated income tax returns of IVAX.

For financial statement purposes, we accounted for income taxes on a stand-alone basis as though we had filed our own income tax returns. Our income tax provisions for the six months ended June 30, 2003 and 2002 were different from the amount computed on the loss before provision for income taxes at the United States federal statutory rate of 35% primarily due to the non-recognition of the benefits of domestic taxable losses which include the previously discussed non-deductible stock option compensation expense.

As of June 30, 2003, we had no net domestic deferred tax asset, as domestic net operating losses generated prior to the merger were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets generated subsequent to March 14, 2001. The foreign net deferred tax asset was $1,015,000 at June 30, 2003, of which $809,000 is included in other current assets and $206,000 is included in other assets in the accompanying consolidated balance sheet. Realization of the net deferred tax asset is dependent upon generating sufficient future foreign taxable income. Although realization is not assured, over time we believe we will reach levels of profitability which will permit the net deferred tax asset to be realized.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.

Foreign Currency Exchange Rate Risk – The Company is exposed to exchange rate risk when its Italian subsidiary enters into transactions denominated in currencies other than its functional currency. For additional information about foreign currency exchange rate risk, see Currency Fluctuations in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Interest Rate Risk – The Company does not have debt obligations and its investments are current. The Company believes that its exposure to market risk relating to interest rate risk is not material.

Commodity Price Risk – The Company does not believe it is subject to any material risk associated with commodity prices.

Item 4 – Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings with the Securities and Exchange Commission. That conclusion, however, should be considered in light of the various limitations described below on the effectiveness of those controls and procedures, some of which pertain to most, if not all, business enterprises, and some of which arise as a result of the nature of the Company’s business. The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures and internal control over financial reporting will prevent all error and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some person or persons, by collusion of two or more people or by management override of the control. Further, the design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. No significant changes were made in our internal control over financial reporting or in other factors that could significantly affect those controls subsequent to the date of the Company’s Chief Executive Officer’s and Chief Financial Officer’s evaluation.

Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q are Certifications of the Chief Executive Officer and Chief Financial Officer of the Company which are required under Section 302 of the Sarbanes-Oxley Act of 2002. This Item 4, Controls and Procedures, is the information concerning the evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II—OTHER INFORMATION

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

Item 4 – Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on July 17, 2003. The stockholders voted to re-elect all three nominees for directors of the Company’s Board of Directors. The persons elected to the Company’s Board of Directors and the number of votes cast for and withheld for each nominee for director were as follows:

Director	Term of Office	For	Withheld
Glenn L. Halpryn	2004	27,024,046	16,131
Giorgio D’Urso	2006	26,983,128	57,049
Jose J. Valdes-Fauli	2006	27,024,046	16,131

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On May 15, 2003, the Company filed a Current Report on Form 8-K in which the Company furnished under Item 12 of Form 8-K the Company’s earnings release for the first quarter of 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVAX Diagnostics, Inc.

By:	/s/ Mark Deutsch
Mark Deutsch, Vice President-Finance and Chief Financial Officer

Date: August 14, 2003

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.