Form 10-Q
period 2003-09-30
IVAX DIAGNOSTICS INC
filed 2003-11-14
CIK 1095858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

27,654,329 shares of Common Stock, $ .01 par value, outstanding as of November 7, 2003.

IVAX DIAGNOSTICS, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,956,089	$15,941,663
Accounts receivable, net of allowances for doubtful accounts of $2,847,514 in 2003 and $2,392,553 in 2002	6,521,445	5,721,400
Inventories	4,357,301	4,246,893
Other current assets	1,612,389	1,267,827

Total current assets	28,447,224	27,177,783

Property, plant and equipment, net	1,998,477	1,995,997
Goodwill, net	6,732,883	6,794,147
Equipment on lease	1,208,192	1,189,456
Other assets	279,395	265,321

Total assets	$38,666,171	$37,422,704

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$674,100	$881,657
Accrued expenses and other current liabilities	3,624,615	2,775,110

Total current liabilities	4,298,715	3,656,767

Other long-term liabilities	422,917	370,405

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding 27,654,329 in 2003 and 27,519,079 in 2002	276,543	275,190
Capital in excess of par value	43,578,746	43,095,554
Accumulated deficit	(9,004,719)	(8,426,409)
Accumulated other comprehensive loss	(906,031)	(1,548,803)

Total shareholders’ equity	33,944,539	33,395,532

Total liabilities and shareholders’ equity	$38,666,171	$37,422,704

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Nine Months
Period Ended September 30,	2003	2002	2003	2002
Net revenues	$4,343,688	$3,904,482	$13,278,722	$9,526,630
Cost of sales	1,712,614	2,223,389	5,493,249	5,067,574

Gross profit	2,631,074	1,681,093	7,785,473	4,459,056

Operating expenses:
Selling	1,329,331	1,326,789	4,006,052	3,241,888
General and administrative	1,196,470	977,177	3,634,895	2,866,455
Research and development	304,561	398,423	995,062	1,108,515

Total operating expenses	2,830,362	2,702,389	8,636,009	7,216,858

Loss from operations	(199,288)	(1,021,296)	(850,536)	(2,757,802)

Other income:
Interest income	40,150	96,086	181,770	389,102
Other income (expense), net	(5,465)	6,299	145,518	25,925

Total other income, net	34,685	102,385	327,288	415,027

Loss before provision (benefit) for income taxes	(164,603)	(918,911)	(523,248)	(2,342,775)
Provision (benefit) for income taxes	18,581	(120,706)	55,062	(95,542)

Net loss	$(183,184)	$(798,205)	$(578,310)	$(2,247,233)

Basic and diluted loss per common share	$(.01)	$(.03)	$(.02)	$(.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	27,643,848	28,645,430	27,567,667	28,642,563

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2003	2002
Cash flows from operating activities:
Net loss	$(578,310)	$(2,247,233)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	826,516	656,263
Provision for losses on accounts receivable	205,917	108,577
Stock option compensation expense	222,225	445,950
Changes in operating assets and liabilities:
Accounts receivable	(568,722)	(1,848,527)
Inventories	48,478	321,519
Other current assets	(212,264)	(20,780)
Other assets	4,060	1,312
Accounts payable and accrued expenses	464,552	438,990
Other long-term liabilities	10,906	(101,298)

Net cash flows provided by (used in) operating activities	423,358	(2,245,227)

Cash flows from investing activities:
Capital expenditures	(212,050)	(491,518)
Acquisition of business	—	(2,211,747)
Acquisitions of equipment on lease	(555,271)	(524,042)

Net cash flows used in investing activities	(767,321)	(3,227,307)

Cash flows from financing activities:
Proceeds from stock option exercises	262,320	8,760
Repurchase of common stock	—	(60,034)
Change in balance due to IVAX Corporation	—	82,000

Net cash flows provided by financing activities	262,320	30,726

Effect of exchange rate changes on cash and cash equivalents	96,069	445,918

Net increase (decrease) in cash and cash equivalents	14,426	(4,995,890)
Cash and cash equivalents at the beginning of the year	15,941,663	23,282,155

Cash and cash equivalents at the end of the period	$15,956,089	$18,286,265

Supplemental disclosures:
Interest paid	$—	$—

Income tax payments	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

(Unaudited)

Nine Months Ended September 30,	2003	2002
Supplemental disclosure of non-cash activities:
Acquisition of business:
Fair value of assets acquired	$ —	$2,456,747
Liabilities assumed	—	245,000

Net assets acquired	$ —	$2,211,747

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) GENERAL:

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the nine months ended September 30, 2003 are not necessarily indicative of the results of operations and cash flows which may be reported for the remainder of 2003. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the IVAX Diagnostics, Inc. (“the Company”) Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior period amounts presented in the consolidated financial statements have been reclassified to conform to the current period’s presentation.

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

Substantially all cash and cash equivalents are presently held at one national securities brokerage firm. Accordingly, the Company is subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver the Company’s securities or if the brokerage firm should become bankrupt or otherwise insolvent. At September 30, 2003 and December 31, 2002, the Company owned no marketable securities with maturities greater than 3 months. It is the Company’s policy to invest in select money market instruments, municipal securities and corporate issuers.

(3) INVENTORIES:

Inventories consist of the following:

	September 30, 2003	December 31, 2002
Raw materials	$1,203,944	$1,188,400
Work-in-process	449,972	358,936
Finished goods	2,703,385	2,699,557

Total inventories	$4,357,301	$4,246,893

(4) CONCENTRATION OF CREDIT RISK:

On May 15, 2002, the Company consummated the acquisition of certain assets of the global enzyme immunoassay product line of Sigma Diagnostics, Inc. (“Sigma Diagnostics”), a wholly-owned subsidiary of Sigma-Aldrich Corporation, for approximately $2,212,000 and the assumption of certain liabilities. As a result of the consummation of the transaction with Sigma Diagnostics, the Company no longer sells reagents or instrumentation to Sigma Diagnostics, which had been the Company’s largest customer during 2000 and 2001 and which had marketed such reagents and instruments throughout the world under previous agreements with the Company. Instead, the Company sells enzyme immunoassay instrumentation and reagents directly to Sigma Diagnostics’ former customer base. As a result of the consummation of the transaction with Sigma Diagnostics, the Company’s previous agreements with Sigma Diagnostics have been terminated. Accordingly, our net revenues from Sigma Diagnostics for sales of instruments, replacement parts and diagnostic kits have ceased. Beginning in the third quarter of 2001 and continuing through the consummation of the transaction with Sigma Diagnostics on May 15, 2002, Sigma Diagnostics made no purchases of instruments from the Company. However, net sales of reagents to Sigma Diagnostics accounted for 2.3% of the Company’s total net revenues during the nine months ended September 30, 2002. The 2002 pre-acquisition results of operations for the certain assets of Sigma Diagnostics’ global enzyme immunoassay product line acquired by the Company are not available. There can be no assurance that the Company will be able to replace its largest customer or that the acquired assets will be successfully integrated into the Company’s business. Any failure to do so could have a material adverse effect on the Company’s business, prospects, operating results and financial condition.

The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts as required. The Company’s accounts receivables are generated from sales made from both the United States and Italy. As of September 30, 2003 and December 31, 2002, $4,513,645 and $3,838,554, respectively, of the Company’s net accounts receivable were due from Italian customers. Of the total net accounts receivable, 58.4% at September 30, 2003 and 54.4% at December 31, 2002 were due from hospitals and laboratories controlled by the Italian government. In many instances the Company’s accounts receivables in Italy, while currently due and payable, take in excess of a year to collect. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, then the Company may be required to make additional allowances which would adversely affect the Company’s operating results during the period in which the determination or reserve is or was made.

(5) LOSS PER SHARE:

A reconciliation of the denominator of the basic and diluted loss per share computation for loss from continuing operations is as follows:

	Three Months		Nine Months
Period Ended September 30,	2003	2002	2003	2002
Basic and diluted weighted average shares outstanding	27,643,848	28,645,430	27,567,667	28,642,563
Not included in the calculation of diluted loss per share because their impact is antidilutive:
Stock options outstanding	1,922,828	2,211,695	1,922,828	2,211,695

(6) INCOME TAXES:

The provision (benefit) for income taxes consists of the following:

	Three Months		Nine Months
Period Ended September 30,	2003	2002	2003	2002
Current provision (benefit):
Foreign	$18,581	$(120,706)	$55,062	$(95,542)

The Company’s income tax provision (benefit) for the three months and nine months ended September 30, 2003 and 2002 was different from the amount computed on the loss before provision for income taxes at the statutory rate of 35% primarily due to the non-recognition of the benefits of domestic taxable losses. Included in the loss before provision for income taxes was nondeductible stock option compensation expense of $148,650 for the three months ended September 30, 2002 but none for the same period ended September 30, 2003, as well as $222,225 and $445,950 for the nine months ended September 30, 2003 and 2002, respectively.

The Company has established a full valuation allowance on its net domestic deferred tax assets, which are primarily comprised of net operating loss carryforwards. The portion of these domestic net operating loss carryforwards generated prior to March 14, 2001, the consummation date of the merger between b2bstores.com and the pre-merger IVAX Diagnostics, then a wholly-owned subsidiary of IVAX, were utilized by IVAX. On a separate return basis, no recognition of that utilization is reflected in the accompanying consolidated financial statements. Domestic net operating losses generated by the Company after March 14, 2001 are approximately $6,167,000 and $5,605,000 at September 30, 2003 and December 31, 2002, respectively. These net operating losses will begin to expire in 2021. Foreign deferred tax assets totaled $1,027,629 at September 30, 2003, of which $818,695 is included in other current assets and $208,934 is included in other assets. As of December 31, 2002, foreign deferred tax assets totaled $925,007, of which $736,938 and $188,069 were included in other current assets and other assets, respectively. Realization of the net deferred tax assets is dependent upon generating sufficient future taxable income. Although realization is not assured, management believes that it is more likely than not that the net foreign deferred tax asset will be realized.

(7) COMPREHENSIVE INCOME (LOSS):

The components of the Company’s comprehensive income (loss) are as follows:

	Three Months		Nine Months
Period Ended September 30,	2003	2002	2003	2002
Net loss	$(183,184)	$(798,205)	$(578,310)	$(2,247,233)
Foreign currency translations adjustments	80,736	(51,406)	642,772	518,817

Comprehensive income (loss)	$(102,448)	$(849,611)	$64,462	$(1,728,416)

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

	Three Months		Nine Months
Period Ended September 30,	2003	2002	2003	2002
Net loss as reported	$(183,184)	$(798,205)	$(578,310)	$(2,247,233)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	79,416	70,381	220,457	195,143

Pro forma net loss	$(262,600)	$(868,586)	$(798,767)	$(2,442,375)
Pro forma basic and diluted earning per share	$(0.01)	$(0.03)	$(0.03)	$(0.09)
Pro forma weighted average fair value of options granted	148,314	59,044	148,314	180,343
Assumptions used in fair value calculation:
Expected life (years)	5.0	5.0	5.0	5.0
Risk-free interest rate	3.5%	3.5%	3.5%	3.5%
Expected volatility	103%	105%	103%	105%
Dividend yield	—	—	—	—

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

	Three Months		Nine Months
Net Revenues by Region Period Ended September 30,	2003	2002	2003	2002
Domestic
External net revenues	$2,926,004	$2,958,501	$8,811,383	$6,129,366
Intercompany revenues	254,070	146,102	712,697	595,451

	3,180,074	3,104,603	9,524,080	6,724,817

Italian
External net revenues	1,417,684	945,981	4,467,339	3,397,264
Intercompany revenues	30,411	49,442	81,641	372,826

	1,448,095	995,423	4,548,980	3,770,090

Elimination	(284,481)	(195,544)	(794,338)	(968,277)

Consolidated net revenues	$4,343,688	$3,904,482	$13,278,722	$9,526,630

	Three Months		Nine Months
Income (Loss) from Operations by Region Period Ended September 30,	2003	2002	2003	2002
Domestic	$(283,560)	$(715,246)	$(960,149)	$(2,466,932)
Italian	31,245	(333,520)	7,563	(288,342)
Elimination	53,027	27,470	102,050	(2,528)

Loss from operations	$(199,288)	$(1,021,296)	$(850,536)	$(2,757,802)

			September 30,
			2003	2002
Total Assets:
Domestic			$23,849,042	$26,703,429
Italian			14,921,021	13,071,497
Elimination			(103,892)	(187,706)

Total assets			$38,666,171	$39,587,220

(10) COMMITMENTS AND CONTINGENCIES:

On March 2, 2001, b2bstores.com received notice that a shareholder of b2bstores.com filed a lawsuit against b2bstores.com and two of its directors. The lawsuit alleged that b2bstores.com violated certain aspects of Section 14(a) of the Securities Exchange Act of 1934, as amended, and that two former director/officers breached their fiduciary duties in connection with the merger between b2bstores.com and the pre-merger IVAX Diagnostics. The suit sought damages, including punitive damages against the two former directors/officers. All of the parties to this lawsuit have entered into a full and final settlement agreement pursuant to which the Company was required to make a nominal payment. On November 10, 2003, all of the parties to this lawsuit filed with the court an Agreed Order of Dismissal with Prejudice.

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

(11) RECENTLY ISSUED ACCOUNTING STANDARDS:

Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created or obtained after January 31, 2003. On October 9, 2003, the FASB issued Staff Position No. FIN 46-6 deferring the effective date, for variable interest entities created before February 1, 2003, to the end of the first interim or annual period ending after December 15, 2003. Based upon the Company’s preliminary review, the Company has neither created nor obtained variable interest entities. Accordingly, the impact of adoption of this interpretation is not expected to be material.

Statement of Financial Accounting Standards (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies accounting for derivative instruments under SFAS No. 133. It is effective for contracts entered into after June 30, 2003. The impact of adoption of this statement was not significant.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for its provisions related to limited-life subsidiaries which have been deferred indefinitely. The impact of adoption of this statement was not significant.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

NET REVENUES AND GROSS PROFIT

Net revenues for the nine months ended September 30, 2003 totaled $13,279,000, an increase of $3,752,000, or 39.4%, from the $9,527,000 reported in the prior year comparable period. This increase was comprised of an increase of $2,682,000 in external net revenues from domestic operations and an increase in external net revenues of $1,070,000 from Italian operations. Domestic operations generated external net revenues of $8,811,000 for the nine months ended September 30, 2003, compared to $6,129,000 for the nine months ended September 30, 2002. This 43.8% increase in domestic external revenues was primarily due to revenue from reagents sold to customers obtained as a result of our transaction with Sigma Diagnostics (as discussed in Note 4, Concentration of Credit Risk, in the Notes to Consolidated Financial Statements) as well as volume increases in reagent revenue generated from new instrumentation placements. External net revenues from Italian operations totaled $4,467,000 for the nine months ended September 30, 2003, compared to $3,397,000 for the nine months ended September 30, 2002. This 31.5% increase was primarily attributable to an increase in revenue due to fluctuations of the United States dollar relative to the Euro, as further discussed in Currency Fluctuations below. As measured in Euros, the increase in Italian revenue was primarily due to increased reagent sales outside of Italy due to customers obtained as a result of our transaction with Sigma Diagnostics as well as increased international sales efforts. Gross profit for the nine months ended September 30, 2003 increased $3,326,000, or 74.6%, to $7,785,000 (58.6% of net revenues) from $4,459,000 (46.8% of net revenues) for the nine months ended September 30, 2002. The increase in gross profit and gross profit as a percentage of net revenues was primarily attributable to increased domestic revenue, the conversion of former Sigma Diagnostics customers to reagent kits manufactured by us rather than versions of reagent kits formerly sold by Sigma Diagnostics that were obtained from third-party manufacturers, and the manufacturing efficiencies generated by the resulting increases in the volume of our reagent kits.

OPERATING EXPENSES

Selling expenses of $4,006,000 (30.2% of net revenues) for the nine months ended September 30, 2003 were composed of expenses of $2,674,000 from domestic operations and $1,332,000 from Italian operations. For the nine months ended September 30, 2002, domestic selling expenses were $2,142,000 while $1,100,000 was incurred in Italy, totaling $3,242,000 (34.0% of net revenues). This increase in selling expenses of $764,000 was primarily due to greater domestic payroll costs related to the increase in sales personnel obtained as a result of our transaction with Sigma Diagnostics as well as increased domestic sales efforts. The increase in expenses incurred in Italy is primarily due to the effect of exchange rate fluctuations. General and administrative expenses totaled $3,635,000 (27.4% of net revenues) for the nine months ended September 30, 2003, an increase of $769,000, from $2,866,000 (30.1% of net revenues) for the nine months ended September 30, 2002. General and administrative expenses increased primarily due to increased insurance and legal costs as well as expenses related to the integration of the certain assets acquired from Sigma Diagnostics. Partially offsetting this increase was a decrease in compensation expense due to the completion on June 30, 2003 of the amortization of noncash stock option compensation costs recorded as a result of the merger between b2bstores.com and the pre-merger IVAX Diagnostics. Research and development expenses totaled $995,000 for the nine months ended September 30, 2003 compared to $1,109,000 for the nine months ended September 30, 2002, representing 7.5% and 11.6% of net revenues, respectively. The decrease of $114,000 primarily consisted of a decrease in domestic research and development expenses from $740,000 in the nine months ended September 30, 2002 to $634,000 in the nine months ended September 30, 2003, primarily due to reductions in labor and supply and consumables costs. Italian research and development expenses also decreased, to $361,000 in the nine months ended September 30, 2003 from $369,000 in the nine months ended September 30, 2002. Exclusive of the effect of exchange rate fluctuations, Italian research and development expenses decreased due to reduced instrumentation development costs. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

OPERATING LOSS

Operating losses were $851,000 and $2,758,000 during the nine months ended September 30, 2003 and 2002, respectively. Exclusive of intersegment elimination adjustments, which decreased consolidated operating loss by $102,000, operating loss in the nine months ended September 30, 2003 was composed of an operating loss of $960,000 from domestic operations and operating income of $8,000 from Italian operations. Excluding intersegment elimination adjustments, which increased consolidated operating loss by $3,000 in the nine months ended September 30, 2002, domestic operations incurred an operating loss of $2,467,000 and Italian operations generated an operating loss of $288,000.

OTHER INCOME

Interest income decreased to $182,000 for the nine months ended September 30, 2003 from $389,000 for the nine months ended September 30, 2002. The decrease was primarily due to lower interest rates in 2003 as well as a reduction in cash, cash equivalents and marketable securities. Other income, net, totaled $146,000 during the nine months ended September 30, 2003, compared to $26,000 during the nine months ended September 30, 2002, an increase of $120,000. This increase was due to larger net foreign currency gains recognized in 2003 on transactions by our Italian subsidiary, which were denominated in currencies other than its functional currency.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

NET REVENUES AND GROSS PROFIT

Net revenues for the three months ended September 30, 2003 totaled $4,344,000, an increase of $440,000, or 11.3%, from the $3,904,000 reported in the prior year comparable period. This increase was comprised of an increase in external net revenues of $472,000 from Italian operations and a decrease of $32,000 in external net revenues from domestic operations. External net revenues from Italian operations totaled $1,418,000 for the three months ended September 30, 2003, compared to $946,000 for the three months ended September 30, 2002. This 49.9% increase was primarily due to an increase in instrumentation revenue resulting from increased sales volume to international distributors. The increase in revenue was also partially attributable to fluctuations of the United States dollar relative to the Euro, as further discussed in Currency Fluctuations below. Domestic operations generated external net revenues of $2,926,000 for the three months ended September 30, 2003, compared to $2,959,000 for the three months ended September 30, 2002. This 1.1% decrease in domestic external revenues was due to decreased revenue of $193,000 from antigen sales. Partially offsetting this decrease was an increase in domestic reagent sales primarily as a result of volume increases in reagent revenue generated from new instrumentation placements and ongoing domestic sales efforts. Gross profit for the three months ended September 30, 2003 increased $950,000, or 56.5%, to $2,631,000 (60.6% of net revenues) from $1,681,000 (43.1% of net revenues) for the three months ended September 30, 2002. The increase in gross profit and gross profit as a percentage of net revenues was primarily attributable to the conversion of former Sigma Diagnostics customers to reagent kits manufactured by us rather than versions of reagent kits formerly sold by Sigma Diagnostics that were obtained from third-party manufacturers, the manufacturing efficiencies generated by the resulting increases in the volume of our reagent kits, and the increased revenue from relatively higher gross profit sales of instrumentation in Italy.

OPERATING EXPENSES

Selling expenses of $1,329,000 (30.6% of net revenues) for the three months ended September 30, 2003 were composed of expenses of $911,000 from domestic operations and $418,000 from Italian operations. For the three months ended September 30, 2002, domestic selling expenses were $955,000 while $372,000 was incurred in Italy, totaling $1,327,000 (34.0% of net revenues). The increase in expenses incurred in Italy was due to the effect of exchange rate fluctuations. Excluding the effect of these currency fluctuations, both domestic and Italian selling expenses decreased, although no material differences existed between selling expenses incurred during the three months ended September 30, 2003 compared to selling expenses incurred in the three months ended September 30, 2002. General and administrative expenses totaled $1,196,000 (27.5% of net revenues) for the three months ended September 30, 2003, an increase of $219,000, from $977,000 (25.0% of net revenues) for the three months ended September 30, 2002. General and administrative expenses increased primarily due to increased insurance and legal costs. Research and development expenses totaled $305,000 for the three months ended September 30, 2003 compared to $398,000 for the three months ended

September 30, 2002, representing 7.0% and 10.2% of net revenues, respectively. The decrease of $93,000 consisted of a decrease in domestic research and development expenses from $232,000 in the three months ended September 30, 2002 to $194,000 in the three months ended September 30, 2003, and a decrease in Italian research and development expenses to $111,000 in the three months ended September 30, 2003 from $167,000 in the three months ended September 30, 2002. Exclusive of the effect of exchange rate fluctuations, Italian research and development expenses decreased due to reduced instrumentation development costs. No material differences in the amount of domestic research and development expenses occurred in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

OPERATING LOSS

Operating losses were $199,000 and $1,021,000 during the three months ended September 30, 2003 and 2002, respectively. Exclusive of intersegment elimination adjustments, which decreased consolidated operating loss by $53,000, operating loss in the three months ended September 30, 2003 was composed of operating income of $31,000 from Italian operations and an operating loss of $283,000 from domestic operations. Excluding intersegment elimination adjustments, which decreased consolidated operating loss by $27,000 in the three months ended September 30, 2002, domestic operations incurred an operating loss of $715,000 and Italian operations generated an operating loss of $333,000.

OTHER INCOME

Interest income decreased to $40,000 for the three months ended September 30, 2003 from $96,000 for the three months ended September 30, 2002. The decrease was primarily due to lower interest rates in 2003 as well as a reduction in cash, cash equivalents and marketable securities. Other expense, net, totaled $5,000 during the three months ended September 30, 2003 compared to other income, net of $6,000 during the three months ended September 30, 2002, a decrease of $11,000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, our working capital was $24,149,000 compared to $23,521,000 at December 31, 2002. Cash and cash equivalents totaled $15,956,000 at September 30, 2003, as compared to $15,942,000 at December 31, 2002. Substantially all cash and cash equivalents are presently held at one national securities brokerage firm. Accordingly, we are subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver our securities or if the brokerage firm should become bankrupt or otherwise insolvent. We only invest in select money market instruments, municipal securities and corporate issuers.

Net cash flows of $423,000 were provided by operating activities during the nine months ended September 30, 2003, compared to $2,245,000 that was used by operating activities during the nine months ended September 30, 2002. The increase in cash provided by operating activities was primarily the result of improved operating results as well as an increase in cash received from accounts receivable collections.

Net cash flows of $767,000 were used in investing activities during the nine months ended September 30, 2003, as compared to $3,227,000 used during the same period of the prior year. The decrease in cash used for investing activities was primarily the result of $2,212,000 used for our acquisition of certain assets of the enzyme immunoassay product line of Sigma Diagnostics in May 2002 (as discussed in Note 4, Concentration of Credit Risk, in the Notes to Consolidated Financial Statements).

Net cash of $262,000 was provided by financing activities during the nine months ended September 30, 2003, while $31,000 was provided during the same period of 2002. The increase in cash provided was due to an increase in cash generated from the exercise of stock options during the nine months ended September 30, 2003 compared to $82,000 that was received from IVAX during the nine months ended September 30, 2002 and $60,000 that was utilized during the nine months ended September 30, 2002 to repurchase common stock as part of the Company’s share repurchase program.

Our product research and development expenditures are expected to be approximately $1,400,000 during 2003. Actual expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. There can be no assurance that these expenditures will result in the development of new products or product enhancements, that we will successfully complete products under development, that we will obtain regulatory approval or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed. In addition, we estimate that cash of $450,000 will be required in fiscal 2003 to improve and expand our facilities, equipment and information systems. These expenditures will occur primarily as a result of efforts to expand our production capabilities, including the integration into our operations of sales to customers obtained as a result of our transaction with Sigma Diagnostics. There can be no assurance that we will be able to successfully integrate these assets into our operations.

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

On May 15, 2002, we consummated our acquisition of certain of the assets of the global enzyme immunoassay product line of Sigma Diagnostics for $2,211,747 and the assumption of certain liabilities. The fair value of assets acquired of $2,456,747 includes reagent and instrumentation inventory as well as enzyme immunoassay instrumentation placed at customer locations. As a result of the consummation of the transaction with Sigma Diagnostics, we no longer sell reagents or instrumentation to Sigma Diagnostics, which had been our largest customer during 2001 and 2000 (See Note 4, Concentration of Credit Risk, in the Notes to Consolidated Financial Statements) and which had marketed such reagents and instrumentation throughout the world under previous agreements with us. Instead, we sell enzyme immunoassay instrumentation and reagents directly to Sigma Diagnostics’ former customer base. Accordingly, our net revenues from Sigma Diagnostics for sales of instruments, replacement parts and diagnostic kits have ceased. Net sales of reagents to Sigma Diagnostics represented 2.3% of our total net revenues during the nine months ended September 30, 2002. Selected employees previously affiliated with Sigma Diagnostics, primarily in the field sales, instrument service and technical support areas, have joined us. As a result of the consummation of the transaction with Sigma Diagnostics, the previous agreements with Sigma Diagnostics have been terminated. There can be no assurance that we will be able to replace our largest customer or successfully integrate the acquired assets into our business. Any failure to do so could have a material adverse effect on our business, prospects, operating results and financial condition.

We did not repurchase any of our common stock during the nine months ended September 30, 2003 as part of the common stock repurchase program approved by our Board of Directors in May 2002. As part of this repurchase program, on November 5, 2002, pursuant to a Redemption Agreement, we repurchased an aggregate of 871,473 shares of our common stock from Randall Davis (who resigned from our Board of Directors on November 4, 2002) and Titanium Holdings Group, Inc., or Titanium Holdings, for an aggregate purchase price of approximately $1,437,900. The repurchased shares have been retired and have resumed the status of authorized and unissued shares. Pursuant to the Redemption Agreement, we also granted a general release to Titanium Holdings, Randall Davis, Steven Etra and Richard Kandel and paid them an aggregate of approximately $217,900 for the following: (i) we were granted an option to acquire up to an additional 657,125 shares of our common stock from Titanium Holdings, Steven Etra and Richard Kandel at an exercise price of $4.00 per share at any time on or before May 5, 2004; (ii) the optionees agreed that, until May 5, 2004, they would not transfer the shares of our common stock that are subject to the option to any person or entity other than to us or our affiliates; (iii) Titanium Holdings and Steven Etra further agreed that, until May 5, 2004, they would not transfer an additional 307,125 and 150,000 shares of our common stock owned by them respectively to any person or entity other than to us; and (iv) we and our affiliates received general releases from Titanium Holdings, Randall Davis, Steven Etra and Richard Kandel.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created or obtained after January 31, 2003. On October 9, 2003, the FASB issued Staff Position No. FIN 46-6 deferring the effective date, for variable interest entities created before February 1, 2003, to the end of the first interim or annual period ending after December 15, 2003. Based upon the Company’s preliminary review, the Company has neither created nor obtained variable interest entities. Accordingly, the impact of adoption of this interpretation is not expected to be material.

Statement of Financial Accounting Standards (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies accounting for derivative instruments under SFAS No. 133. It is effective for contracts entered into after June 30, 2003. The impact of adoption of this statement was not significant.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for its provisions related to limited-life subsidiaries which have been deferred indefinitely. The impact of adoption of this statement was not significant.

CURRENCY FLUCTUATIONS

For the nine months ended September 30, 2003 and 2002, approximately 33.6% and 35.4%, respectively, of our net revenues were generated in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the strength of the United States dollar against the Euro resulted in increases of approximately $674,000 in net revenues for the nine months ended September 30, 2003 and $133,000 for the three months ended September 30, 2003 compared to the same periods of the prior year. During the nine months ended September 30, 2003 and 2002, none of our subsidiaries were domiciled in highly inflationary environments. The effects of inflation on consolidated net revenues and operating income were not significant.

For the nine months ended September 30, 2003, Delta Biologicals, S.r.l., our subsidiary in Italy, represented 33.6% of our net revenues. Conducting an international business inherently involves a number of difficulties, risks, and uncertainties, such as export and trade restrictions, inconsistent and changing regulatory requirements, tariffs and other trade barriers, cultural issues, longer payment cycles, problems in collecting accounts receivable, political instability, local economic downturns, seasonal reductions in business activity in Europe during the traditional summer vacation months, and potentially adverse tax consequences.

INCOME TAXES

We recognized a tax provision of $19,000 and a tax benefit of $121,000 for the three months ended September 30, 2003 and 2002, respectively, as well as a tax provision of $55,000 and a tax benefit of $96,000 for the nine months ended September 30, 2003 and 2002, respectively, all of which related to foreign operations. Through March 14, 2001, we reported our domestic income taxes as part of a consolidated group with IVAX. All domestic taxable losses generated prior to that date were utilized by IVAX. Effective March 14, 2001, as a result of the merger between b2bstores.com and the pre-merger IVAX Diagnostics, we are no longer included in the consolidated income tax returns of IVAX.

For financial statement purposes, we accounted for income taxes on a stand-alone basis as though we had filed our own income tax returns. Our income tax provisions for the nine months ended September 30, 2003 and 2002 were different from the amount computed on the loss before provision for income taxes at the United States federal statutory rate of 35% primarily due to the non-recognition of the benefits of domestic taxable losses which include the previously discussed non-deductible stock option compensation expense.

As of September 30, 2003, we had no net domestic deferred tax asset, as domestic net operating losses generated prior to the merger were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets generated subsequent to March 14, 2001. The foreign net deferred tax asset was $1,028,000 at September 30, 2003, of which $819,000 is included in other current assets and $209,000 is included in other assets in the accompanying consolidated balance sheet. Realization of the net deferred tax asset is dependent upon generating sufficient future foreign taxable income. Although realization is not assured, over time we believe we will reach levels of profitability which will permit the net deferred tax asset to be realized.

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

Item 4 - Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On March 2, 2001, b2bstores.com received notice that a shareholder of b2bstores.com filed a lawsuit against b2bstores.com and two of its directors. The lawsuit alleged that b2bstores.com violated certain aspects of Section 14(a) of the Securities Exchange Act of 1934, as amended, and that two former director/officers breached their fiduciary duties in connection with the merger between b2bstores.com and the pre-merger IVAX Diagnostics. The suit sought damages, including punitive damages against the two former directors/officers. All of the parties to this lawsuit have entered into a full and final settlement agreement pursuant to which the Company was required to make a nominal payment. On November 10, 2003, all of the parties to this lawsuit filed with the court an Agreed Order of Dismissal with Prejudice.

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

On August 14, 2003, the Company filed a Current Report on Form 8-K in which the Company furnished under Item 12 of Form 8-K the Company’s earnings press release for the second quarter of 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVAX Diagnostics, Inc.

Date: November 14, 2003	By:	/s/ MARK DEUTSCH

Mark Deutsch, Vice President-Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.