Form 10-K
period 2003-12-31
IVAX DIAGNOSTICS INC
filed 2004-03-25
CIK 1095858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission File Number 1-14798

IVAX Diagnostics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-3500746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2140 North Miami Avenue, Miami, Florida 33127

(Address of principal executive offices, including zip code)

(305) 324-2300

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock,	American Stock Exchange
Par Value $0.01	Boston Stock Exchange
(Title of class)	(Name of each exchange on which registered)

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 30, 2003, was approximately $37,936,125.

As of March 22, 2004, there were 27,673,204 shares of common stock outstanding.

Documents Incorporated by Reference: None

IVAX Diagnostics, Inc.

Annual Report on Form 10-K

for the year ended December 31, 2003

PART I

ITEM 1. BUSINESS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements, which are subject to risks and uncertainties, in this Annual Report on Form 10-K. These statements are based on the beliefs and assumptions of our management and on the information currently available to it. Forward-looking statements may be preceded by, followed by, or otherwise include the words “may,” “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “could,” “would,” “should,” or similar expressions or statements that certain events or conditions may occur. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by these forward-looking statements. These forward-looking statements are based largely on our expectations and the beliefs and assumptions of our management and on the information currently available to it and are subject to a number of risks and uncertainties, including, but not limited to, the risks and uncertainties associated with: economic, competitive, political, governmental and other factors affecting us and our operations, markets and products; the success of technological, strategic and business initiatives, including our automation strategy and our development and commercial release of our new proprietary instrument system, named the PARSEC™ System; our ability to receive regulatory approval for the PARSEC™ System; the performance of the PARSEC™ System; the ability of the PARSEC™ System to be a factor in our growth; the ability of the PARSEC™ System to expand the menu of test kits we offer; making the PARSEC™ System our primary product; our ability to market the PARSEC™ System; our customers’ integration of the PARSEC™ System into their operations; constantly changing, and our compliance with, governmental regulation, including “European Conformity” marking on our products sold throughout the European Union; our limited operating revenues and history of operational losses; our ability to achieve cost advantages from our own manufacture of instrument systems, reagents and test kits; our ability to grow beyond the autoimmune and infectious disease markets and to expand into additional diagnostic test sectors; our agreements with IVAX Corporation, or IVAX, third party distributors and key personnel; consolidation of our customers affecting our operations, markets and products; reimbursement policies of governmental and private third parties affecting our operations, markets and products; price constraints imposed by our customers and governmental and private third parties; our ability to replace our largest customer; our ability to consummate potential acquisitions of businesses or products; our ability to integrate acquired businesses or products, including the acquisition described below; protecting our intellectual property; political and economic instability and foreign currency fluctuation affecting our foreign operations; the holding of substantially all of our cash and cash equivalents at a single brokerage firm, including risks relating to the bankruptcy or insolvency of such brokerage firm; litigation regarding products, distribution rights, intellectual property rights and product liability; voting control of our common stock by IVAX; conflicts of interest with IVAX and with our officers, directors and employees; and other factors discussed elsewhere in this Annual Report on Form 10-K. Many of these factors are beyond our control.

BUSINESS

General. We are the parent corporation of the following three subsidiaries:

•	Delta Biologicals, S.r.l.;

•	Diamedix Corporation; and

•	ImmunoVision, Inc.

Through these subsidiaries, we develop, manufacture, and market diagnostic test kits, or assays, and automated systems that are used to aid in the detection of disease markers primarily in the areas of autoimmune and infectious diseases. These tests, which are designed to aid in the identification of the causes of illness and disease, assist physicians in selecting appropriate patient treatment. Most of our tests are based on Enzyme Linked ImmunoSorbent Assay, or ELISA, technology, a clinical testing methodology used worldwide. Specific tests are prepared using a 96 well microplate format whereby specific antigens are typically coated on the wells of a microplate during the manufacturing process. A test using ELISA technology involves a series of reagent additions to the microplate causing a reaction that results in a visible color in the wells. The amount of color is directly proportionate to the amount of the specific analyte in the patient sample. Our kits are designed to be performed either manually or in an automated format. In addition to our line of diagnostic kits, we also design and manufacture laboratory instruments that perform the tests and provide fast and accurate results, while reducing labor costs. Our existing proprietary instruments, named the Mago® Plus and Aptus™ systems, include a fully-automated ELISA processor operating with our own user-friendly software, allowing customers to perform tests in an automated mode. We have designed our new proprietary instrument system, named the PARSEC™ System, in a modular format, which we believe should permit different detection technologies to be incorporated. We expect that this design should enable customers to utilize not only ELISA-based kits, but also other methods such as chemiluminescent-based assays in the future. We also believe that the PARSEC™ System’s design is scalable, which we believe should give customers the ability to “customize” the configuration of the PARSEC™ System to the testing and work flow requirements of their particular laboratories. We have not yet received regulatory approval for the PARSEC™ System, nor is it yet available for commercial release. We also develop, manufacture, and market raw materials, such as antigens used in the production of diagnostic kits.

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

Delta, which IVAX acquired in 1991, was established in 1980. From its facility located in Pomezia, Italy, it develops and manufactures scientific and laboratory instruments, including its proprietary Mago® Plus and Aptus™ systems, which include hardware, reagents, and software.

The Mago® Plus and Aptus™ systems, in association with 82 specific assays acquired from Diamedix and third parties, as well as a complete line of allergy products, are sold directly in Italy through Delta’s independent sales force and sales representatives, most of whom work exclusively for Delta. Delta also sells in Italy other diagnostic products manufactured by third parties. Approximately 90% of Delta’s customers in Italy are government owned hospitals and the remaining 10% are private laboratories. Thus, sales in Italy are heavily concentrated in the public sector. Delta also serves as the distribution center for selling these same products to customers located in other European and international markets outside Italy. Some of these sales, such as in Spain and Portugal, are made through distributors while others are made on a direct basis. The sales made on a direct basis occur primarily in the United Kingdom, France and Germany. These sales are supported by our employees or sales agents based in England, France and Italy.

Diamedix was established in 1986 after it acquired all of the assets and retained substantially all of the personnel of Cordis Laboratories, Inc., a company that had developed, manufactured, and marketed diagnostic equipment since 1962. IVAX acquired Diamedix in 1987. Diamedix’ products are sold in the United States through Diamedix’ sales force. Diamedix manufactures 49 assays that the United States Food and Drug Administration, or FDA, has cleared and that are available to be run in conjunction with the Mago® Plus and Aptus™ systems. These assays are sold under the trade name immunosimplicity®. Diamedix is located in Miami, Florida.

Since 1985, ImmunoVision has been developing, manufacturing, and marketing autoimmune reagents and research products for use by research laboratories and commercial diagnostic manufacturers. These manufacturers (including Diamedix) use these antigens to produce autoimmune diagnostic kits. IVAX acquired ImmunoVision in 1995. ImmunoVision is located in Springdale, Arkansas.

Merger. On November 21, 2000, IVAX and the pre-merger IVAX Diagnostics, Inc., then a wholly-owned subsidiary of IVAX which was incorporated in 1996 by IVAX to be the parent corporation of Diamedix, Delta and ImmunoVision, entered into a definitive merger agreement with us, pursuant to which the pre-merger Diagnostics would merge with and into us, with us as the surviving corporation. The merger was consummated on March 14, 2001, and our name was changed from “b2bstores.com Inc.” to “IVAX Diagnostics, Inc.” As a result of the merger, approximately 70% of the issued and outstanding shares of our common stock became owned by IVAX and our business became that of the pre-merger Diagnostics.

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

Acquisition. On May 15, 2002, we consummated the acquisition of certain of the assets of the global enzyme immunoassay product line of Sigma Diagnostics, Inc., a wholly-owned subsidiary of Sigma-Aldrich Corporation, for approximately $2,212,000 and the assumption of certain liabilities. As a result of the consummation of the transaction with Sigma Diagnostics, we no longer sell reagents or instrumentation to Sigma Diagnostics, which had been our largest customer during 2001 and 2000 and which had marketed such reagents and instrumentation throughout the world under previous agreements with us. Instead, we sell enzyme immunoassay instrumentation and reagents directly to Sigma Diagnostics’ former customer base. Selected employees previously affiliated with Sigma Diagnostics, primarily in the field sales, instrument service and technical support areas, joined us. As a result of the consummation of the transaction with Sigma Diagnostics, our previous agreements with Sigma Diagnostics have been terminated.

Market. Our products are primarily associated with the in vitro diagnostics market. In vitro diagnostic assays are tests that are used to detect specific substances, usually either antigens or antibodies, outside the body. This usually involves using a blood sample or other bodily fluid sample for testing. The market for in vitro diagnostic products consists of reference laboratory and hospital laboratory testing, testing in physician offices, and over the counter testing, in which testing can be performed at home by the consumer. Industry analysts have stated that the world market for in vitro diagnostics was estimated to be $22.9 billion in 2002 and estimated to grow at a rate of 4% to 5% annually. Of this total $22.9 billion market, the immunoassay world market in which we operate is estimated by industry analysts to be $6.6 billion. We have focused our efforts on the niche market for autoimmune and infectious disease immunoassay products. Our ELISA autoimmune product line consists of 21 test kits that the FDA has cleared. These include test kits for screening antinuclear antibodies and specific tests to measure antibodies to dsDNA, SSA, SSB, Sm, Sm/RNP, Scl 70, Jo-1, Rheumatoid Factor, MPO, PR-3, TPO, TG, and others. These products are used for the diagnosis and monitoring of autoimmune diseases, including Systemic Lupus Erythematosus, or SLE, Rheumatoid Arthritis, Mixed Connective Tissue Disease, Sjogren’s Syndrome, Scleroderma, and Dermatopolymyositis. Our infectious disease product line includes 28 kits that the FDA has cleared, including Toxoplasma IgG, Toxoplasma IgM, Rubella IgG, Rubella IgM, Cytomegalovirus, or CMV, IgG, CMV IgM, Herpes Simplex Virus, or HSV, IgG, HSV IgM, Measles, Varicella Zoster Virus, or VZV, Lyme Disease, H. pylori, Mumps, six different Epstein-Barr Virus, or EBV, kits and others.

We believe that the market trend for in vitro diagnostic products is towards increased laboratory automation that would allow laboratories to lower their overall costs. We believe that our proprietary Mago® Plus and Aptus™ systems and PARSEC™ System should enable laboratories to achieve more automation in the test sectors in which we compete.

We are seeking to differentiate ourselves from our competitors through our proprietary instrument systems. While some of our competitors offer proprietary instruments, other competitors use third parties to manufacture these instruments for them. We believe that the cost advantage we enjoy from our own manufacture of the Mago® Plus and Aptus™ systems and the PARSEC™ System, coupled with our production of certain autoimmune reagents at ImmunoVision and our production of diagnostic test kits at Diamedix, should position us to target new product markets for growth beyond the niche market for autoimmune and infectious disease immunoassay products in which we currently compete. We expect that our new proprietary PARSEC™ System should enable us to expand the menu of test kits that we currently offer and that we should be able to expand into testing sectors beyond the autoimmune and infectious disease products. We expect that the PARSEC™ System will be marketed to hospitals, reference testing laboratories, clinics and pharmaceutical, and biotechnology research companies. We presented the PARSEC™ System at the Medica Exhibition in Dusseldorf, Germany in November 2003. We have not yet received regulatory approval for the PARSEC™ System, nor is it yet available for commercial release.

Research and Development. We devote substantial resources for research and development. For the years ended December 31, 2003, 2002 and 2001, we spent $1.3 million, $1.4 million and $1.4 million, respectively, for research and development activities. There is no assurance that these expenditures will result in the development of new products or product enhancements, that we will successfully complete products currently under development, that we will obtain regulatory approval or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed.

Our research and development efforts are targeted primarily towards the development of our new proprietary PARSEC™ System. While there is no assurance that we will be successful, we are seeking to expand the test kits menu we offer in the autoimmune and infectious disease testing sectors and considering moving into additional diagnostic test sectors such as HIV, Hepatitis, and allergy detection.

Sales and Marketing. We currently market our products in the United States through our own sales force to hospitals, reference laboratories, clinical laboratories, and research laboratories, as well as to other commercial companies that manufacture diagnostic products. We also sell some of our products to pharmaceutical and biotechnology companies. We market our products in certain international markets through a network of independent distributors. We market and sell our products in Italy through a network of salespersons and sales agents, most of whom work on an exclusive basis for Delta. We also sell our products in other global markets through a number of independent distributors. Sales personnel are trained to demonstrate our products in the laboratory setting. Our marketing and technical service departments located in Miami, Florida, Springdale, Arkansas, and Pomezia, Italy support their efforts. We participate in a number of industry trade shows in the United States and Europe.

The products we market are purchased principally by healthcare providers that typically bill third party payors such as governmental programs (e.g., Medicare and Medicaid), private insurance plans, and managed care plans, for healthcare services provided to their patients. Governmental reimbursement policies are subject to rapid and significant changes in the United States at both the federal and state levels and in other countries. Private third party payors are increasingly negotiating the prices charged for medical products and services. There can be no assurance that healthcare providers will not respond to such pressures by substituting competitors’ products for our products. A third party payor may deny reimbursement if it determines that a device was not used in accordance with cost-effective treatment methods, was experimental, or for other reasons. There can be no assurance that our products will qualify for reimbursement by governmental programs in accordance with guidelines established by the Centers for Medicare and Medicaid Services, by state government payors, or by commercial insurance carriers, or that reimbursement will be available in other countries.

On May 15, 2002, we consummated the acquisition of certain of the assets of the global enzyme immunoassay product line of Sigma Diagnostics for approximately $2,212,000 and the assumption of certain liabilities. As a result of the consummation of the transaction with Sigma Diagnostics, we no longer sell reagents or instrumentation to Sigma Diagnostics, which had been our largest customer during 2001 and 2000 and which had marketed such reagents and instrumentation throughout the world under previous agreements with us. Instead, we sell enzyme immunoassay instrumentation and reagents directly to Sigma Diagnostics’ former customer base. Selected employees previously affiliated with Sigma Diagnostics, primarily in the field sales, instrument service and technical support areas, joined us. As a result of the consummation of the transaction with Sigma Diagnostics, our previous agreements with Sigma Diagnostics have been terminated. During calendar years 2002 and 2001, our net revenues from such sales of instruments, replacement parts and diagnostic kits to Sigma Diagnostics represented 1.6% and 24.9%, respectively, of our total net revenues for such periods.

Our business is not considered seasonal in nature, but our Italian operations may be slightly affected by the general reduction in business activity in Europe during the traditional summer vacation months.

Our business is not materially affected by order backlog or working capital issues.

Competition. We compete on a worldwide basis and there are numerous competitors in the specific market sectors in which we offer our products. These competitors range from major pharmaceutical companies to development stage diagnostic companies. Many of these companies, such as Abbott Laboratories and Diagnostic Products Corporation, are much larger and have significantly greater financial, technical, manufacturing, sales, and marketing resources than us.

The diagnostics industry has experienced considerable consolidation through mergers and acquisitions in the past several years. At the same time, the competition in test sectors such as autoimmune is very fragmented as it is comprised of primarily small companies with no single company possessing a dominant market position. We compete in the marketplace on the basis of the quality of our products, price, instrument design and efficiency, as well as our relationships with customers. In addition to Abbott Laboratories and Diagnostic Products Corporation, our competitors include Bio-Rad Laboratories, DiaSorin, Meridian Bioscience, Inc., Wampole Laboratories, Hycor Biomedical, Inc. and Trinity Biotech plc.

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

Personnel. As of December, 2003, we had approximately 113 full time employees, of whom 15 were managerial, 42 were technical and manufacturing, 13 were administrative, and 43 were sales and marketing.

Intellectual Property. In December 1994, Diamedix entered into an intellectual property agreement with two inventors pursuant to which it acquired all rights, title, and interest in the Mago® instrument, including all related software and technical information. During 2003, Diamedix completed its obligation to make payments under the intellectual property agreement. Separately, in December 1994, the pre-merger Diagnostics entered into consulting agreements with each of the inventors. Only one of these consulting agreements, which was amended in July 2003, currently remains in effect.

The technology associated with the design and manufacture of the Mago® and Aptus™ instruments is not protected by patent registrations or license restrictions. The Mago® instrument has been our primary product. In the future, we expect that the PARSEC™ System will become our primary product. We have filed several patent applications related to the new innovative features in the PARSEC™ System. There can be no assurance that our competitors will not gain access to our trade secrets and proprietary and confidential technologies, or that they will not independently develop similar or competing trade secrets and technologies.

On March 14, 2001, we entered into a use of name license with IVAX whereby IVAX granted us a non-exclusive, royalty free license to use the name “IVAX.” IVAX may terminate this license at any time upon 90 days’ written notice. Upon termination of the agreement, we are required to take all steps reasonably necessary to change our name as soon as is practicable. The termination of this agreement by IVAX could have a material adverse effect on our ability to market our products and on us.

Governmental Regulation. The testing, manufacturing, and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA. To comply with FDA requirements, we must, among other things, manufacture our products in conformance with the FDA’s medical device Quality System regulations. Diamedix is listed as a registered establishment with the FDA and Delta has received UNI ISO 9001 certification complemented by the requirements of UNI CEI EN ISO 13485 validating its quality system. The FDA classifies medical devices into three classes (Class I, II or III). Class I devices are subject to general controls, such as good manufacturing practices, and may or may not be subject to pre-market notification. Pre-market notifications must be submitted to the FDA before products can be commercially distributed. Some Class I devices have been deemed exempt from this requirement by the FDA. Class II devices are subject to the same general controls, pre-market notification and performance standards. Usually, Class III devices are those that must receive pre-market approval by the FDA to ensure their safety and effectiveness. Most of our products are classified as Class I or II devices. Generally, before a new test kit can be introduced to the market, it is necessary to obtain FDA clearance in the form of a pre-market 510(k) notification. A 510(k) notification provides data to show that the new device is substantially equivalent to other devices in the marketplace. Almost all of the products sold by us have received 510(k) clearance. In addition, customers using diagnostic tests for clinical purposes in the United States are also regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA. CLIA is intended to ensure the quality and reliability of all medical testing in laboratories in the United States by requiring that any healthcare facility in which testing is performed meets specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance, and inspections.

Additionally, the products we sell are subject to extensive regulation by governmental authorities in the United States and other countries, including, among other things, the regulation of the testing, approval, manufacturing, labeling, marketing, and sale of diagnostic devices. As a general matter, foreign regulatory requirements for medical devices are becoming increasingly stringent. In the European Union, a single regulatory approval process has been created and approval is represented by the “CE Marking.” “CE” is an abbreviation for Conformite Europeene, or European Conformity, and the “CE Marking” when placed on a product indicates compliance with the requirements of the applicable regulatory directive. Medical devices properly bearing the “CE Marking” may be commercially distributed throughout the European Union. “CE Marking” must be obtained for all medical devices commercially distributed throughout the European Union even though the products may have received FDA clearance. In order to be commercially distributed throughout the European Union, certain of our products must bear the “CE Marking.” All of the products that we currently sell throughout the European Union are in conformity with the applicable “CE” regulations under the In Vitro Diagnostics Directive. We have also received an ISO 13485:1996 certificate, giving us approval for Europe and Canada. If in the future we lose the authorization to use the “CE Marking,” we may not be able to sell our products in the European Union, which could have a material adverse effect on our business, prospects, operating results and financial condition.

Failure to comply with any governmental regulation can result in fines, unanticipated compliance expenditures, interruptions of production, product recalls or suspensions, and criminal prosecution. The process of obtaining regulatory approval is rigorous, time consuming, and costly. There is no assurance that we will attain necessary approvals on a timely basis, if at all. In addition, product approvals can be withdrawn if we fail to comply with regulatory standards or if unforeseen problems occur following initial marketing. Domestic and foreign regulations are subject to change and extensive changes in regulation may increase our operating expenses. There can be no assurance that we will not encounter delays in obtaining necessary domestic or foreign regulatory approvals, if at all, or failures to comply with applicable regulatory requirements, or extensive changes in regulation.

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

Available Information. Our Internet web site is www.ivaxdiagnostics.com. We make available, free of charge, through our web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(d) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such documents are electronically filed with or furnished to the Securities and Exchange Commission. Information contained in our web site is not part of this Annual Report on Form 10-K and shall not be incorporated by reference herein.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Miami, Florida. Our corporate headquarters share facilities with Diamedix, which owns approximately 56,000 square feet of buildings at its facility in Miami, Florida. From this facility, Diamedix conducts research and development of in vitro diagnostic products, reagent kit manufacturing, marketing, and corporate management activities. Delta leases approximately 27,000 feet of industrial space in Pomezia, Italy. This facility is where our proprietary instrumentation is manufactured. ImmunoVision leases approximately 5,700 square feet of commercial space in Springdale, Arkansas.

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

ITEM 3. LEGAL PROCEEDINGS

On March 2, 2001, b2bstores received notice that a shareholder of b2bstores filed a lawsuit against b2bstores and two of its directors in the United States District Court for the Western District of Texas, San Antonio Division. The lawsuit alleged that b2bstores violated certain aspects of Section 14(a) of the Securities Exchange Act of 1934, as amended, and that two former directors/officers breached their fiduciary duties in connection with the merger. The suit sought damages, including punitive damages against the two former directors/officers. All of the parties to this lawsuit entered into a full and final settlement agreement pursuant to which we were required to make a nominal payment. On November 12, 2003, the court dismissed this lawsuit with prejudice pursuant to an Agreed Order of Dismissal with Prejudice which was filed by all of the parties to this lawsuit.

On February 19, 2003, we filed a Complaint in Arbitration with the International Center for Dispute Resolution at the American Arbitration Association against Phoenix Bio-Tech Corporation, or Phoenix, for breach of contract, specific performance and injunctive relief arising out of Phoenix’s alleged failure to honor its obligations under an exclusive marketing agreement, which we had assumed in our transaction with Sigma Diagnostics. Phoenix purports to have terminated the exclusive marketing agreement. Under the Complaint in Arbitration, we are seeking (a) damages from Phoenix for Phoenix’s breach of the exclusive marketing agreement, (b) temporary and permanent injunctive relief requiring Phoenix to not breach the exclusive marketing agreement, (c) specific performance requiring Phoenix to perform its obligations under the exclusive marketing agreement, and (d) payment by Phoenix of our attorneys’ fees and costs incurred in bringing this action. On March 7, 2003, we received notice that Phoenix filed an Answering Statement to Complaint in Arbitration and a Counterclaim against us. Under the Answer and Counterclaim, Phoenix is seeking (y) damages from us currently estimated by Phoenix to be approximately $225,000 for our alleged breach of the exclusive marketing agreement and (z) a determination of whether the exclusive marketing agreement (i) is unenforceable as a result of misrepresentations, (ii) has been breached by us, and (iii) has been properly terminated by Phoenix. Our management denies the allegations in the Answer and Counterclaim and intends to vigorously defend such claims, but the ultimate outcome of any such arbitral proceeding cannot be determined and our ultimate liability cannot presently be determined. If we are not successful on the claims in our Complaint in Arbitration or if we are not successful in our defense of the claims in the Answer and Counterclaim, then our business, operating results and financial condition could be materially adversely affected.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the American Stock Exchange and trades under the symbol IVD.

As of the close of business on March 22, 2004, there were approximately 49 holders of record of our common stock.

The following table sets forth the high and low sales price of a share of our common stock for each quarter in 2003 and 2002, as reported by the American Stock Exchange:

2003	High	Low
Fourth Quarter	$5.36	$3.93
Third Quarter	5.79	4.11
Second Quarter	5.15	1.92
First Quarter	2.26	1.35

2002
Fourth Quarter	1.89	1.30
Third Quarter	2.34	1.31
Second Quarter	3.20	1.65
First Quarter	3.62	2.15

We did not pay cash dividends on our common stock during 2003 or 2002 and we do not intend to pay any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data as of and for the fiscal years ended December 31, 2003, 2002, 2001, 2000 and 1999 that has been derived from, and is qualified by reference to, our Consolidated Financial Statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The historical selected financial data prior to consummation of the merger are those of the pre-merger Diagnostics with retroactive restatement of equity and earnings per share.

(In thousands except per share data)

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
Consolidated Income Statement of Operations Data:
Net Revenue	$17,673	$13,841	$10,299	$11,793	$11,237
Income (loss) from operations(1)	$(1,031)	$(3,498)	$(3,874)	$162	$(1,441)
Net loss(1)	$(675)	$(2,830)	$(3,509)	$(1,855)	$(2,466)
Net loss per common share(1)	$(.02)	$(.10)	$(.13)	$(.09)	$(.12)
Weighted average number of shares outstanding	27,590	28,488	26,879	20,000	20,000

	As of December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Working capital	$24,334	$23,521	$27,812	$6,029	$8,600
Total assets	$38,365	$37,423	$40,147	$19,113	$21,662
Total liabilities	$4,402	$4,027	$3,347	$11,894	$12,000
Total stockholders’ equity	$33,963	$33,396	$36,800	$7,219	$9,662

(1)	As discussed in Note 2 to the Consolidated Financial Statements, in accordance with SFAS No. 142, we discontinued the amortization of goodwill effective January 1, 2002. The selected historical financial data for the years ended December 31, 2001 through December 31, 1999 has not been adjusted for the effect of this accounting change.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements on pages 25 to 49 of this Annual Report on Form 10-K.

OVERVIEW

We are the parent corporation of the following three subsidiaries:

•	Delta Biologicals, S.r.l.;

•	Diamedix Corporation; and

•	ImmunoVision, Inc.

Through these subsidiaries, we develop, manufacture, and market diagnostic test kits, or assays, and automated systems that are used to aid in the detection of disease markers primarily in the areas of autoimmune and infectious diseases. In addition to diagnostic kits, we also design and manufacture laboratory instruments that perform the tests and provide fast and accurate results, while reducing labor costs. We also develop, manufacture, and market raw materials, such as antigens used in the production of diagnostic kits.

Our management reviews financial information, allocates resources and manages the business as two segments defined by geographic region. One segment—the domestic region—contains our subsidiaries located in the United States and corporate operations. Our other segment—the Italian region—contains our subsidiary located in Italy.

From its facility located in Pomezia, Italy, Delta develops and manufactures scientific and laboratory instruments, including its proprietary Mago® Plus and Aptus™ systems, which include hardware, reagents, and software. The Mago® Plus and Aptus™ systems, in association with 82 specific assays acquired from Diamedix and third parties, as well as a complete line of allergy products, are sold directly in Italy through Delta’s independent sales representatives, most of whom work exclusively for Delta. Delta also sells in Italy other diagnostic products manufactured by third parties. Approximately 90% of Delta’s customers in Italy are government owned hospitals and the remaining 10% are private laboratories. Thus, sales in Italy are heavily concentrated in the public sector.

Diamedix’ products are sold in the United States through Diamedix’ sales force. Diamedix manufactures 49 assays that the FDA has cleared and that are available to be run in conjunction with the Mago® Plus and Aptus™ systems. These assays are sold under the trade name immunosimplicity®.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

NET REVENUES AND GROSS PROFIT

Net revenues for the year ended December 31, 2003 totaled $17,673,000, an increase of $3,832,000, or 27.7%, from the $13,841,000 reported in the prior year comparable period. This increase was comprised of an increase of $2,700,000 in external net revenues from domestic operations and an increase of $1,133,000 in external net revenues from Italian operations. Domestic operations generated external net revenues of $11,700,000 for the year ended December 31, 2003, compared to $9,000,000 for the year ended December 31, 2002. This 30.0% increase in domestic external revenues was primarily due to revenue from reagents sold to customers obtained as a result of our transaction with Sigma Diagnostics (as discussed in Note 4, Concentration of Credit Risk, in the Notes to Consolidated Financial Statements) as well as volume increases in reagent revenue generated from new instrumentation placements. External net revenues from Italian operations totaled $5,974,000 for the year ended December 31, 2003, compared to $4,841,000 for the year ended December 31, 2002. This 23.4% increase was primarily attributable to an increase in revenue due to fluctuations of the United States dollar relative to the Euro, as further discussed in “Currency Fluctuations” below. As measured in Euros, the increase in Italian revenue was primarily due to increased reagent sales outside of Italy to customers obtained as a result of our transaction with Sigma Diagnostics as well as increased international sales efforts. Gross profit for the year ended December 31, 2003 increased $3,613,000, or 54.9%, to $10,189,000 (57.7% of net revenues) from $6,576,000 (47.5% of net revenues) for the year ended December 31, 2002. The increase in gross profit and gross profit as a percentage of net revenues was primarily attributable to increased domestic revenue, the conversion of former Sigma Diagnostics customers to reagent kits manufactured by us rather than versions of reagent kits formerly sold by Sigma Diagnostics that were obtained from third-party manufacturers, and the manufacturing efficiencies generated by the resulting increases in the volume of our reagent kits.

OPERATING EXPENSES

Selling expenses of $5,336,000 (30.2% of net revenues) for the year ended December 31, 2003 were composed of expenses of $3,470,000 from domestic operations and $1,866,000 from Italian operations. For the year ended December 31, 2002, domestic selling expenses were $3,141,000 while $1,496,000 was incurred in Italy, totaling $4,637,000 (33.5% of net revenues). The domestic portion of the total increase in selling expenses of $699,000 was primarily due to greater domestic payroll costs related to both the increase in sales personnel obtained as a result of our transaction with Sigma Diagnostics as well as increased domestic sales efforts. The increase in expenses incurred in Italy was primarily due to the effect of exchange rate fluctuations. General and administrative expenses totaled $4,588,000 (26.0% of net revenues) for the year ended December 31, 2003, an increase of $577,000, from $4,011,000 (29.0% of net revenues) for the year ended December 31, 2002. General and administrative expenses increased primarily due to increased insurance and legal costs as well as expenses related to the integration of the certain assets acquired from Sigma Diagnostics. Partially offsetting this increase was a decrease in compensation expense due to the completion on June 30, 2003 of the amortization of noncash stock option compensation costs recorded as a result of the merger between b2bstores.com and the pre-merger Diagnostics. Research and development expenses totaled $1,297,000 for the year ended December 31, 2003 compared to $1,427,000 for the year ended December 31, 2002, representing 7.3% and 10.3% of net revenues, respectively. The decrease of $130,000 primarily consisted of a decrease in domestic research and development expenses to $825,000 in the year ended December 31, 2003 from $953,000 in the year ended December 31, 2002, primarily due to reductions in labor and supply and consumables costs. Additionally, Italian research and development expenses decreased to $472,000 in the year ended December 31, 2003 from $473,000 in the year ended December 31, 2002. Exclusive of the effect of exchange rate fluctuations, Italian research and development expenses decreased due to reduced instrumentation development costs, primarily as a result of a reduction in consulting expenses. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

OPERATING LOSS

Operating losses were $1,031,000 and $3,498,000 during the year ended December 31, 2003 and 2002, respectively. Exclusive of intersegment elimination adjustments, which increased the consolidated operating loss by $10,000, operating loss in the year ended December 31, 2003 was composed of an operating loss of $944,000 from domestic operations and an operating loss of $77,000 from Italian operations. Excluding intersegment elimination adjustments, which increased consolidated operating loss by $21,000 in the year ended December 31, 2002, domestic operations incurred an operating loss of $3,142,000 and Italian operations generated an operating loss of $335,000.

OTHER INCOME

Interest income decreased to $226,000 for the year ended December 31, 2003 from $465,000 for the year ended December 31, 2002. The decrease of $239,000 was primarily due to lower interest rates in 2003 as well as a reduction in cash and cash equivalents. Other income, net, totaled $211,000 during the year ended December 31, 2003, compared to $77,000 during the year ended December 31, 2002, an increase of $134,000. This increase was due to larger net foreign currency gains recognized in 2003 by our Italian subsidiary on transactions which were denominated in currencies other than its functional currency.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

NET REVENUES AND GROSS PROFIT

Net revenues for the year ended December 31, 2002 totaled $13,841,000, an increase of $3,542,000, or 34.4%, from the $10,299,000 reported in the prior year comparable period. This increase was comprised of an increase of $4,384,000 in external net revenues from domestic operations partially offset by a decrease in external net revenues of $842,000 from Italian operations. Domestic operations generated external net revenues of $9,000,000 for the year ended December 31, 2002, compared to $4,616,000 for the year ended December 31, 2001. This 95.0% increase in domestic external revenues was primarily due to revenue from reagents sold to customers obtained as a result of our transaction with Sigma Diagnostics, as well as volume increases in reagent revenue generated from new instrumentation placements. External net revenues from Italian operations totaled $4,841,000 for the year ended December 31, 2002, compared to $5,683,000 for the year ended December 31, 2001. This 14.8% decrease was primarily attributable to decreased sales volume of instrumentation products to our former largest customer, Sigma Diagnostics, as further discussed in Note 4, Concentration of Credit Risk, in the Notes to Consolidated Financial Statements. Gross profit for the year ended December 31, 2002 increased $1,131,000, or 20.8%, to $6,576,000 (47.5% of net revenues) from $5,445,000 (52.9% of net revenues) for the year ended December 31, 2001. The increase in gross profit was primarily attributable to increased revenue from both reagents sold to customers obtained as a result of our transaction with Sigma Diagnostics and new domestic instrumentation placements from sales of instrumentation products. This increase in gross profit was partially offset by the decreased sales volume of instrumentation products. The decrease in gross profit as a percentage of net revenues of 5.4% was principally due to lower sales volume of instrumentation products, which are generally sold at a higher gross margin.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, our working capital was $24,334,000 compared to $23,521,000 at December 31, 2002 and $27,812,000 at December 31, 2001. Cash and cash equivalents totaled $15,465,000 at December 31, 2003, as compared to $15,942,000 at December 31, 2002 and $23,282,000 at December 31, 2001. Substantially all cash and cash equivalents are presently held at one national securities brokerage firm. Accordingly, we are subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver our securities or if the brokerage firm should become bankrupt or otherwise insolvent. We only invest in select money market instruments, municipal securities and corporate issuers.

Net cash flows of $530,000 were provided by operating activities during the year ended December 31, 2003, compared to $2,251,000 that was used by operating activities during the year ended December 31, 2002 and $936,000 that was used in the year ended December 31, 2001. The increase in cash provided by operating activities during the year ended December 31, 2003 was primarily the result of improved operating results as well as an increase in cash received from accounts receivable collections. The increase in cash used during the year ended December 31, 2002 compared to the same period of the prior year was primarily the result of a decrease in cash received from accounts receivable collections, which include the effects of sales made to customers obtained as a result of our May 15, 2002 transaction with Sigma Diagnostics, as well the collection in January 2001 of account receivables from instrument sales generated in the later part of the year ended December 31, 2000.

Net cash flows of $1,098,000 were used in investing activities during the year ended December 31, 2003, as compared to $3,437,000 used during the same period of the prior year and $834,000 used during the year ended December 31, 2001. The decrease in cash used for investing activities during the year ended December 31, 2003 compared to the same period of the prior year, as well as the increase in cash used for investing activities for the year ended December 31, 2002 compared to the year ended December 31, 2001, was primarily the result of $2,212,000 used for our acquisition of certain assets of the enzyme immunoassay product line of Sigma Diagnostics in May 2002.

Net cash of $266,000 was provided by financing activities during the year ended December 31, 2003, $1,959,000 was used in financing activities during the same period of 2002 and net cash of $24,108,000 was provided by financing activities during the year ended December 31, 2001. The increase in cash provided during the year ended December 31, 2003 compared to the year ended December 31, 2002 was due to our repurchase of $2,054,000 worth of common stock in the year ended December 31, 2002 as part of our share repurchase program. We did not make any common stock repurchases during the year ended December 31, 2003. The decrease in cash provided in the year ended December 31, 2002 compared to the year ended December 31, 2001 was primarily due to cash of $22,285,000 that was included in net assets acquired in the merger. Other differences in net cash flows provided by financing activities during the year ended December 31, 2002 compared to the prior year were primarily due to cash utilized to repurchase our common stock as part of our share purchase program as well as a decrease in funds received from IVAX.

Our product research and development expenditures are expected to be approximately $1,500,000 during 2004. Actual expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. There can be no assurance that these expenditures will result in the development of new products or product enhancements, that we will successfully complete products under development, that we will obtain regulatory approval or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed. In addition, we estimate that cash of approximately $600,000 will be required in fiscal 2004 to improve and expand our facilities, equipment and information systems.

The following table summarizes our significant contractual obligations as of December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Payments due by period
		Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	841,000	379,000	462,000	—	—
Unconditional purchase obligations	39,000	15,000	24,000	—	—
Other long-term obligations	472,000	24,000	72,000	48,000	328,000

Total contractual cash obligations	$1,352,000	$418,000	$558,000	$48,000	$328,000

The expected timing of payment of the obligations described in the table above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on a number of factors.

Our principal source of short term liquidity is existing cash and cash equivalents received as a result of the completion of the merger between b2bstores.com and the pre-merger Diagnostics,

which we believe will be sufficient to meet our operating needs and anticipated capital expenditures over the short term. For the long term, we intend to utilize principally existing cash and cash equivalents as well as internally generated funds, which are anticipated to be derived primarily from the sale of existing diagnostic and instrumentation products and diagnostic and instrumentation products currently under development. To the extent that the aforementioned sources of liquidity are insufficient, we may consider issuing debt or equity securities or curtailing or reducing our operations.

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

On May 15, 2002, we consummated our acquisition of certain of the assets of the global enzyme immunoassay product line of Sigma Diagnostics for $2,211,747 and the assumption of certain liabilities. The fair value of assets acquired of $2,456,747 includes reagent and instrumentation inventory as well as enzyme immunoassay instrumentation placed at customer locations. As a result of the consummation of the transaction with Sigma Diagnostics, we no longer sell reagents or instrumentation to Sigma Diagnostics, which had been our largest customer during 2001 (See Note 4, Concentration of Credit Risk, in the Notes to Consolidated Financial Statements) and which had marketed such reagents and instrumentation throughout the world under previous agreements with us. Instead, we sell enzyme immunoassay instrumentation and reagents directly to Sigma Diagnostics’ former customer base. Accordingly, our net revenues from Sigma Diagnostics for sales of instruments, replacement parts and diagnostic kits have ceased. Net sales to Sigma Diagnostics represented 1.6% and 24.9% of our total net revenues during the years ended December 31, 2002 and 2001, respectively. Selected employees previously affiliated with Sigma Diagnostics, primarily in the field sales, instrument service and technical support areas, joined us. As a result of the consummation of the transaction with Sigma Diagnostics, our previous agreements with Sigma Diagnostics have been terminated.

We did not repurchase any of our common stock during the year ended December 31, 2003 as part of the common stock repurchase program approved by our Board of Directors in May 2002. During the year ended December 31, 2002, we repurchased a total of approximately 1,135,000 shares of our common stock. As part of this repurchase program, on November 5, 2002, pursuant to a Redemption Agreement, we repurchased an aggregate of 871,473 shares of our common stock from Randall Davis (who resigned from our Board of Directors on November 4, 2002) and Titanium Holdings Group, Inc., or Titanium Holdings, for an aggregate purchase price of approximately $1,437,900. The repurchased shares have been retired and have resumed the status of authorized and unissued shares. Pursuant to the Redemption Agreement, we also granted a general release to Titanium Holdings, Randall Davis, Steven Etra and Richard Kandel and paid them an aggregate of approximately $217,900 for the following: (i) we were granted an option to acquire up to an additional 657,125 shares of our common stock from Titanium Holdings, Steven Etra and Richard Kandel at an exercise price of $4.00 per share at any time on or before May 5, 2004; (ii) the optionees agreed that, until May 5, 2004, they would not transfer the shares of our common stock that are subject to the option to any person or entity other than to us or our affiliates; (iii) Titanium Holdings and Steven Etra further agreed that, until May 5, 2004, they would not transfer an additional 307,125 and 150,000 shares of our common stock owned by them respectively to any person or entity other than to us; and (iv) we and our affiliates received general releases from Titanium Holdings, Randall Davis, Steven Etra and Richard Kandel.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Financial Accounting Standards Board, or FASB, Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. During December 2003 the FASB revised FASB Interpretation No. 46, deferring the effective date of application for public companies to the first reporting period ending after March 15, 2004. Based upon our preliminary review, we have neither created nor obtained variable interest entities. Accordingly, we believe that the impact of the adoption of this interpretation will not be material.

Statement of Financial Accounting Standards, or SFAS, No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for its provisions related to limited-life subsidiaries which have been deferred indefinitely. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements.

Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, revises the existing revenue recognition SAB in Topic 13, Revenue Recognition, in order for the interpretive guidance to be consistent with current accounting guidance, primarily Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The adoption of SAB No. 104 did not have a material impact on our consolidated financial statements.

CURRENCY FLUCTUATIONS

For the years ended December 31, 2003, 2002 and 2001, approximately 33.8%, 34.8% and 36.1%, respectively, of our net revenues were generated in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the strength or weakness of the United States dollar against the Euro resulted in an increase of approximately $953,000 in net revenues for the year ended December 31, 2003 compared to the same period of the prior year and an increase of approximately $254,000 in net revenues for the year ended December 31, 2002 compared to the same period of the prior year. During the three years ended December 31, 2003, no subsidiary was domiciled in a highly inflationary environment. The effects of inflation on consolidated net revenues and operating income were not significant.

For the year ended December 31, 2003, Delta represented 33.8% of our net revenues. Conducting an international business inherently involves a number of difficulties, risks, and uncertainties, such as export and trade restrictions, inconsistent and changing regulatory requirements, tariffs and other trade barriers, cultural issues, longer payment cycles, problems in collecting accounts receivable, political instability, local economic downturns, seasonal reductions in business activity in Europe during the traditional summer vacation months, and potentially adverse tax consequences.

For the three year period ended December 31, 2003, the impact of inflation and changing prices on our net sales and revenues and on income from continuing operations was not material.

INCOME TAXES

We recognized a tax provisions (benefits) of $80,000, $(126,000) and $343,000 for the three years ended December 31, 2003, 2002 and 2001, respectively, which related to foreign operations. Through March 14, 2001, we reported our domestic income taxes as part of a consolidated group with IVAX. All domestic taxable losses generated prior to that date were utilized by IVAX. Effective March 14, 2001, as a result of the merger, we are no longer included in the consolidated income tax returns of IVAX.

For financial statement purposes, we accounted for income taxes on a stand-alone basis as though we had filed our own income tax returns. Our income tax provisions for the years ended December 31, 2003, 2002 and 2001 were different from the amount computed on the loss before provision for income taxes at the United States federal statutory rate of 35% primarily due to non-recognition of the benefits of domestic taxable losses which include the previously discussed non-deductible stock option compensation expense.

As of December 31, 2003, we had no net domestic deferred tax asset, as domestic net operating losses generated prior to the merger were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets generated subsequent to March 14, 2001. The foreign net deferred tax asset was $897,000 at December 31, 2003, of which $885,000 is included in other current assets and $12,000 is included in other assets in the accompanying consolidated balance sheet. Realization of the net deferred tax asset is dependent upon generating sufficient future foreign taxable income. Although realization is not assured, we believe it is more likely than not that we will reach levels of profitability which will permit the net deferred tax asset to be realized.

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

Foreign Currency Exchange Rate Risk. We are exposed to exchange rate risk when our Italian subsidiary enters into transactions denominated in currencies other than its functional currency. For additional information about foreign currency exchange rate risk, see “Currency Fluctuations” in our Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

We have audited the accompanying consolidated balance sheets of IVAX Diagnostics, Inc. (a Delaware corporation and majority owned subsidiary of IVAX Corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of IVAX Diagnostics, Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated March 20, 2002, expressed an unqualified opinion on those statements.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of IVAX Diagnostics, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill during the year ended December 31, 2002.

As discussed above, the financial statements of IVAX Diagnostics, Inc. for the year ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 2 with respect to 2001 include (a) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company’s underlying records obtained from management and (b) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss, and the related loss-per-share amounts. In our opinion, the disclosures for 2001 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ Ernst & Young, LLP

Miami, Florida,

February 12, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and

Shareholders of IVAX Diagnostics, Inc.:

We have audited the accompanying consolidated balance sheets of IVAX Diagnostics, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As explained in Note 2 to the financial statements, IVAX Diagnostics, Inc. and subsidiaries has given retroactive effect to the change in accounting for Emerging Issues Task Force No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”

ARTHUR ANDERSEN LLP

Miami, Florida,

March 20, 2002 (except with respect to the matters discussed in the first paragraph of Note 13, as to which the date is March 21, 2002).

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. See Exhibit 23.2 for further discussion.

IVAX Diagnostics, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,464,839	$15,941,663
Accounts receivable, net of allowances for doubtful accounts of $2,897,833 and $2,392,553, respectively	6,676,910	5,721,400
Inventories	4,473,062	4,246,893
Deferred income taxes	884,649	736,938
Other current assets	764,711	530,889

Total current assets	28,264,171	27,177,783

PROPERTY, PLANT AND EQUIPMENT:
Land	352,957	352,957
Buildings and improvements	2,472,777	2,411,476
Machinery and equipment	2,641,865	2,246,988
Furniture and fixtures	1,336,431	1,290,622

	6,804,030	6,302,043
Less – Accumulated depreciation	(4,676,001)	(4,306,046)

	2,128,029	1,995,997

OTHER ASSETS:
Goodwill, net	6,683,461	6,794,147
Equipment on lease, net	1,205,593	1,189,456
Other	84,240	265,321

	7,973,294	8,248,924

Total assets	$38,365,494	$37,422,704

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$810,694	$881,657
Accrued expenses	3,119,941	2,775,110

Total current liabilities	3,930,635	3,656,767
OTHER LONG-TERM LIABILITIES	471,577	370,405

Total liabilities	4,402,212	4,027,172

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01, authorized 50,000,000 shares, issued and outstanding 27,659,329 in 2003 and 27,519,079 in 2002	276,593	275,190
Additional paid-in capital	43,582,346	43,095,554
Accumulated deficit	(9,101,104)	(8,426,409)
Accumulated other comprehensive loss	(794,553)	(1,548,803)

Total shareholders’ equity	33,963,282	33,395,532

Total liabilities and shareholders’ equity	$38,365,494	$37,422,704

The accompanying notes to consolidated financial statements are an integral part of these statements.

IVAX Diagnostics, Inc. and Subsidiaries

Consolidated Statements of Operations

for the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
NET REVENUE	$17,673,478	$13,841,006	$10,299,245
COST OF SALES	7,484,578	7,265,235	4,854,131

Gross profit	10,188,900	6,575,771	5,445,114

OPERATING EXPENSES:
Selling	5,335,702	4,636,672	3,190,580
General and administrative	4,587,870	4,010,665	4,455,040
Research and development	1,296,734	1,426,578	1,418,413
Goodwill amortization	—	—	254,900

Total operating expenses	11,220,306	10,073,915	9,318,933

Loss from operations	(1,031,406)	(3,498,144)	(3,873,819)

OTHER INCOME:
Interest income	225,556	465,405	743,322
Interest expense – related party	—	—	(93,336)
Other income, net	210,936	76,801	58,065

Total other income	436,492	542,206	708,051

Loss before income taxes	(594,914)	(2,955,938)	(3,165,768)
INCOME TAX PROVISION (BENEFIT)	79,781	(126,307)	343,373

Net loss	$(674,695)	$(2,829,631)	$(3,509,141)

Basic and diluted net loss per share	$(.02)	$(.10)	$(.13)

Weighted average shares outstanding	27,589,908	28,487,631	26,878,722

The accompanying notes to consolidated financial statements are an integral part of these statements.

IVAX Diagnostics, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity

for the Years Ended December 31, 2003, 2002 and 2001

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE, December 31, 2000	20,000,000	$200,000	$11,258,251	$(2,087,637)	$(2,152,024)	$7,218,590
Comprehensive loss:
Net loss	—	—	—	(3,509,141)	—	(3,509,141)
Translation adjustment	—	—	—	—	(268,113)	(268,113)

Comprehensive loss						(3,777,254)
Issuance of common stock in connection with merger	8,621,643	86,216	22,168,891	—	—	22,255,107
Forgiveness of debt to principal shareholder	—	—	9,581,110	—	—	9,581,110
Stock-based compensation from conversion of stock options	—	—	1,486,488	—	—	1,486,488
Exercise of stock options	14,009	140	35,722	—	—	35,862

BALANCE, December 31, 2001	28,635,652	286,356	44,530,462	(5,596,778)	(2,420,137)	36,799,903
Comprehensive loss:
Net loss	—	—	—	(2,829,631)	—	(2,829,631)
Translation adjustment	—	—	—	—	871,334	871,334

Comprehensive loss						(1,958,297)
Stock-based compensation from conversion of stock options	—	—	594,600	—	—	594,600
Exercise of stock options	18,000	180	12,960	—	—	13,140
Repurchase of common stock	(1,134,573)	(11,346)	(2,042,468)	—	—	(2,053,814)

BALANCE, December 31, 2002	27,519,079	275,190	43,095,554	(8,426,409)	(1,548,803)	33,395,532
Comprehensive income:
Net loss	—	—	—	(674,695)	—	(674,695)
Translation adjustment	—	—	—	—	754,250	754,250

Comprehensive income						79,555
Stock-based compensation from conversion of stock options	—	—	222,225	—	—	222,225
Exercise of stock options	140,250	1,403	264,567	—	—	265,970

BALANCE, December 31, 2003	27,659,329	$276,593	$43,582,346	$(9,101,104)	$(794,553)	$33,963,282

The accompanying notes to consolidated financial statements are an integral part of these statements.

IVAX Diagnostics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(674,695)	$(2,829,631)	$(3,509,141)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities-
Depreciation and amortization	1,111,080	902,323	951,838
Provision for losses on accounts receivable	140,528	171,594	25,256
Stock option compensation expense	222,225	594,600	1,486,488
Deferred income tax provision (benefit)	160,071	(169,529)	—
Changes in operating assets and liabilities:
Accounts receivable	(315,190)	(1,934,739)	1,136,708
Inventories	83,419	640,679	(242,661)
Other current assets	(143,604)	349,650	(337,442)
Other assets	6,962	(114,068)	6,107
Accounts payable and accrued expenses	(84,553)	226,957	(538,609)
Other long-term liabilities	24,204	(88,940)	85,214

Net cash provided by (used in) operating activities	530,447	(2,251,104)	(936,242)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(381,008)	(661,142)	(241,202)
Acquisition of equipment on lease	(716,963)	(563,963)	(593,045)
Net assets of business acquired	—	(2,211,747)	—

Net cash used in investing activities	(1,097,971)	(3,436,852)	(834,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	265,970	13,140	35,862
Proceeds from sale of common stock	—	—	22,255,107
Change in due to affiliate	—	82,000	—
Repurchase of common stock	—	(2,053,814)	—
Funds received from principal shareholder	—	—	1,816,695

Net cash provided by (used in) financing activities	265,970	(1,958,674)	24,107,664

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(175,270)	306,138	(317,908)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(476,824)	(7,340,492)	22,019,267
CASH AND CASH EQUIVALENTS, beginning of year	15,941,663	23,282,155	1,262,888

CASH AND CASH EQUIVALENTS, end of year	$15,464,839	$15,941,663	$23,282,155

SUPPLEMENTAL DISCLOSURES:
Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$847,073

Year Ended December 31,	2003	2002	2001
Supplemental disclosure of non-cash activities:
Acquisition of certain assets of product line:
Fair value of assets acquired	$—	$2,456,747	$—
Liabilities assumed	—	245,000	—

Net assets acquired	$—	$2,211,747	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

IVAX Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1 ORGANIZATION AND OPERATIONS

IVAX Diagnostics, Inc. (“IVAX Diagnostics” or the “Company”) is a Delaware corporation and, through its subsidiaries, is engaged in developing, manufacturing and marketing diagnostic test kits, reagents and instruments for use in hospitals, reference laboratories, clinical laboratories, research laboratories, doctors’ offices and other commercial companies. The Company’s products and instrumentation are sold primarily to customers in the United States and Italy.

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s actual results in subsequent periods may differ from the estimates and assumptions used in the preparation of the accompanying consolidated financial statements. Significant estimates include the allowance for doubtful accounts, inventory reserves, long-lived assets, litigation accruals, product returns, discounts and allowances, warranty accruals, tax accruals, deferred tax asset valuation allowances and the realization of long-lived assets.

Recently Issued Accounting Standards

Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. During December 2003 the FASB revised FASB Interpretation No. 46, deferring the effective date of application for public companies to the first reporting period ending after March 15, 2004. Based upon the Company’s preliminary review, the Company has neither created nor obtained variable interest entities. Accordingly, the Company believes that the impact of the adoption of this interpretation will not be material.

Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the

IVAX Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

beginning of the first interim period beginning after June 15, 2003, except for its provisions related to limited-life subsidiaries which have been deferred indefinitely. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, revises the existing revenue recognition SAB in Topic 13, Revenue Recognition, in order for the interpretive guidance to be consistent with current accounting guidance, primarily Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The adoption of SAB No. 104 did not have a material impact on the Company’s consolidated financial statements.

Cash and Cash Equivalents

The Company considers all investments with a maturity of three months or less as of the date of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company grants credit without collateral to its customers based on the Company’s evaluation of a particular customer’s credit worthiness. In addition, allowances for doubtful accounts are maintained for potential credit losses based on the age of the accounts receivable and the results of the Company’s periodic credit evaluations of its customers’ financial condition. Accounts receivable are written off after collection efforts have been followed in accordance with the Company’s policies. Accounts written off as uncollectible are deducted from the allowance for uncollectible accounts while subsequent recoveries are netted against provision for doubtful accounts expense. The Company does not charge interest on accounts receivable.

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

	December 31,
	2003	2002
Raw materials	$1,611,794	$1,188,400
Work-in-process	340,301	358,936
Finished goods	2,520,967	2,699,557

Total	$4,473,062	$4,246,893

IVAX Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

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

Depreciation expense related to property, plant and equipment was $312,662, $232,442 and $317,304 for the years ended December 31, 2003, 2002 and 2001, respectively.

Equipment on Lease, net

The cost of the Company’s owned instruments, which are placed under reagent rental programs at customer facilities for testing and usage of the Company’s products (see Note 2, Summary of Significant Accounting Policies – Revenue Recognition), less accumulated amortization, consists of the following:

	December 31,
	2003	2002
Equipment on lease at cost	$5,302,744	$3,994,111
Less – Accumulated amortization	4,097,151	2,804,655

	$1,205,593	$1,189,456

Equipment on lease is amortized over three years. Amortization expense related to equipment on lease was $790,085, $600,760 and $334,754 for the years ended December 31, 2003, 2002 and 2001, respectively.

Long Lived Assets Including Goodwill

Goodwill is reported net of accumulated amortization and consists of the following:

	December 31,
	2003	2002
Goodwill	$9,115,214	$9,184,395
Less – Accumulated amortization	2,431,753	2,390,248

	$6,683,461	$6,794,147

IVAX Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

The following table displays the changes in the carrying amounts of goodwill by operating segment for the years ended December 31:

	Balance 2002	Foreign Exchange	Balance 2003
Domestic	$2,050,290	$—	$2,050,290
Italian	4,743,857	(110,686)	4,633,171

Consolidated goodwill	$6,794,147	$(110,686)	$6,683,461

In accordance with SFAS 142, Goodwill and Other Intangible Assets, the Company performed its annual test of goodwill using fair values during the year ended December 31, 2003 and no impairments were indicated. An independent valuation firm was used to perform this test. Amortization expense related to goodwill was $0, $0 and $254,900 for the years ended December 31, 2003, 2002 and 2001, respectively.

The following table adjusts the Company’s net loss and loss per share amounts to exclude goodwill amortization for comparative purposes:

Year Ended December 31,
	2003	2002	2001
Reported net loss	$(674,695)	$(2,829,631)	$(3,509,141)
Addback: Goodwill amortization	—	—	254,900

Adjusted net loss	$(674,695)	$(2,829,631)	$(3,254,241)

Basic and diluted loss per common share:
Reported net loss	$(.02)	$(.10)	$(.13)
Goodwill amortization	—	—	.01

Adjusted net loss	$(.02)	$(.10)	$(.12)

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets, the Company continually evaluates whether events and circumstances have occurred that indicate that the remaining balance of long lived assets, excluding goodwill that is discussed above, may not be recoverable. When factors indicate that long lived assets excluding goodwill may be impaired, the Company uses various methods to estimate future cash flow, including current and projected levels of income, business trends, prospects and market conditions. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, then an impairment loss is recognized based on the excess of the carrying amount over the estimated fair value of the asset. Any impairment amount is charged to operations.

Future events could cause the Company to conclude that impairment indicators exist and that our long-lived assets, including goodwill, are impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

IVAX Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

Foreign Currencies

The Company’s operations include operations that are located in Italy. Assets and liabilities as stated in the local reporting and functional currency are translated at the rate of exchange prevailing at the balance sheet date. The gains or losses that result from this process are shown in the “Accumulated other comprehensive loss” caption in the Shareholders’ Equity section of the accompanying consolidated balance sheets. Amounts in the consolidated statements of operations are translated at the average rates for the period.

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

Revenue Recognition

Revenue and the related cost of sales on sales of test kits and instruments are recognized when risk of loss and title passes, which is generally at the time of shipment. Net revenue is comprised of gross revenue less provisions for expected product returns, allowances and discounts. These provisions and discounts totaled $50,036 and $49,540 for the years ended December 31, 2002 and 2001, respectively. Provisions and discounts for the year ended December 31, 2003 were not significant.

The Company also owns instruments that it places, under “reagent rental” programs common to the industry, for periods of time at customer facilities for testing and usage with the Company’s products (“equipment on lease”). The instrument system, utilized by customers to expedite the performance of certain tests, is paid for over an agreed upon contract period by the purchase of test kits. Revenue is recognized ratably over the rental period.

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

Shipping and handling fees billed to customers are recognized in net revenue. Shipping and handling costs are included in cost of sales.

IVAX Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

Research and Development Costs

Company sponsored research and development costs related to future products are expensed currently.

Stock-Based Compensation Plans

The employees of the Company are eligible to participate in the IVAX 1997 Employee Stock Option Plan as well as the Company’s stock option plans. As permissible under SFAS No. 123, Accounting for Stock-based Compensation, the Company accounts for all stock-based compensation arrangements using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, as interpreted by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and discloses pro forma net earnings and earnings per share amounts as if the fair value method had been adopted.

The Company’s pro forma net loss and pro forma weighted average fair value of options granted, with related assumptions, assuming the Company had adopted the fair value method of accounting for all stock-based compensation arrangements consistent with the provisions of SFAS No 123, using the Black-Scholes option pricing model, are indicated below for the years ended December 31, 2003, 2002 and 2001.

	2003	2002	2001
Net loss as reported (1)	$(674,695)	$(2,829,631)	$(3,509,141)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(287,111)	(281,575)	(249,562)

Pro forma net loss	$(961,806)	$(3,111,206)	$(3,758,703)

Pro forma basic and diluted earning per share	$(0.03)	$(0.11)	$(0.14)

Pro forma weighted average fair value of options granted	$4.24	$1.74	$1.18

Assumptions:
Expected life (years)	5.0	5.4	6.8
Risk-free interest rate	3.5%	3.5%	5.0%
Expected volatility	99%	99%	128%
Dividend yield	—	—	—

(1)	Includes stock based employee compensation cost of $222,225, $594,600 and $1,486,488 for the years ended December 31, 2003, 2002 and 2001, respectively, which equals the stock-based employee compensation costs which would have been recognized under the fair value provisions of SFAS No. 123 given the Company’s historic volatility of 0% at the time of the modification. See Note 3, Merger and Acquisition.

IVAX Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss), consisting of the sum of net income (loss) and translation adjustment, was $79,555, ($1,958,297) and ($3,777,254) for the years ended December 31, 2003, 2002 and 2001, respectively. Accumulated other comprehensive loss relates solely to foreign currency translation adjustments.

Loss per Share

Loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options are considered potential common stock. The dilutive effect, if any, of those options is calculated using the treasury stock method. Basic and diluted net loss per share are the same for all periods presented. The number of stock options outstanding not included in the calculation of earnings per share because their impact is antidilutive was 1,917,628, 2,033,828 and 2,134,128 for the years ended December 31, 2003, 2002 and 2001, respectively.

Reclassifications

Certain reclassifications have been made to prior year consolidated financial statements to conform to the current year presentation.

3 MERGER AND ACQUISITION

On March 14, 2001, b2bstores.com Inc. (“b2bstores.com”), IVAX Corporation (“IVAX”) and the pre-merger IVAX Diagnostics, Inc., then a wholly-owned subsidiary of IVAX, consummated a merger (the “Merger”) of the pre-merger Diagnostics into b2bstores.com pursuant to which all of the issued and outstanding shares of the pre-merger Diagnostics were converted into 20,000,000 shares of b2bstores.com stock and b2bstores.com’s name was changed to “IVAX Diagnostics, Inc.” Prior to the Merger, b2bstores.com was an internet business services company that was a non-operating public shell on the date of the Merger. Net assets of b2bstores.com on the date of Merger were $22,255,107, consisting primarily of cash of $22,285,064. Additionally, as a condition of the Merger, intercompany indebtedness of $9,581,110 existing between IVAX and the pre-merger IVAX Diagnostics was contributed to capital. For accounting purposes, the Merger was accounted for as sale of stock for cash. The historical financial statements prior to the Merger are those of the pre-merger IVAX Diagnostics with retroactive restatement, as if a stock split occurred, to reflect the 20,000,000 shares of b2bstores.com common stock that IVAX received in the Merger as outstanding for all periods presented. Other than for the stock split, the accompanying consolidated financial statements do not reflect any other adjustments that may result from the Merger. Following the Merger, IVAX’ 20,000,000 shares of IVAX Diagnostics represented approximately 70% of the issued and outstanding shares of IVAX Diagnostics.

IVAX Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

As a result of the Merger, all non-qualified stock options previously granted to employees of the pre-merger Diagnostics under the IVAX Diagnostics, Inc. 1999 Stock Option Plan (see Note 8, Shareholders’ Equity) were converted into non-qualified stock options to purchase 1,108,795 shares of the Company’s common stock. As a result of this conversion, in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, the total non-cash compensation cost of $2,378,364 was expensed over the vesting term of the options through June 30, 2003. Of this amount, $222,225, $594,600 and $1,486,488 were recorded in general and administrative expense in the accompanying statements of operations for the years ended December 31, 2003, 2002 and 2001, respectively.

On March 21, 2002, the Company announced that it had signed a non-binding letter of intent with Sigma Diagnostics, Inc. (“Sigma Diagnostics”), a wholly-owned subsidiary of Sigma-Aldrich Corporation, pursuant to which the Company would acquire certain assets of Sigma Diagnostics’ global enzyme immunoassay product line. On May 15, 2002, the Company consummated the acquisition of certain of the assets of the global enzyme immunoassay product line of Sigma Diagnostics for $2,211,747 and the assumption of certain liabilities. The fair value of these assets acquired was $2,456,747 and included reagent and instrumentation inventory as well as enzyme immunoassay instrumentation placed at customer locations. Goodwill was not recorded in this transaction. Since the acquisition date, the Company’s results of operations reflect the revenues and expenses associated with the product line. As a result of the consummation of the transaction with Sigma Diagnostics, the Company no longer sells reagents or instrumentation to Sigma Diagnostics, which had been the Company’s largest customer during the year ended December 31, 2001 and which had marketed such reagents and instrumentation throughout the world under previous agreements with the Company. Instead, the Company now sells such reagents and instrumentation directly to Sigma Diagnostics’ former customer base. Selected employees previously affiliated with Sigma Diagnostics, primarily in the field sales, instrument service and technical support areas, joined the Company. As a result of the consummation of the transaction with Sigma Diagnostics, the Company’s previous agreements with Sigma Diagnostics have been terminated.

The unaudited pro forma results of the Company’s acquisition of certain assets of Sigma Diagnostics’ global enzyme immunoassay product line, assuming the acquisition had taken place on January 1, 2001, are as follows:

Year ended December 31, 2001 (unaudited)
Net revenue	$14,729,000

Net loss	$(8,192,000)

Basic and diluted loss per share	$(.30)

IVAX Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

Results of operations for the period from January 1, 2002 to May 15, 2002 for the certain assets of Sigma Diagnostics’ global enzyme immunoassay product line acquired by the Company are not available.

The above pro forma results reflect the revenues and expenses of the certain assets of Sigma Diagnostics’ global enzyme immunoassay product line acquired by the Company and the expenses allocated from Sigma Diagnostics to its entire global enzyme immunoassay business. The primary pro forma adjustments made to the above unaudited pro forma results of operations were to eliminate estimated intercompany profits and to eliminate a benefit from income taxes recognized on the separate financial statements from Sigma Diagnostics.

4 CONCENTRATION OF CREDIT RISK

The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts as required. One customer, Sigma Diagnostics, accounted for 3.9% of the Company’s net accounts receivable as of December 31, 2002 in addition to 1.6% and 24.9% of the Company’s net revenues for the years ended December 31, 2002 and 2001, respectively.

Sigma Diagnostics and the Company entered into a contract in April 1999, pursuant to which, subject to terms of the agreement, Sigma Diagnostics agreed to purchase minimum levels of the Company’s instrumentation products during the three-year period beginning May 1, 1999. Twice during 2000, Sigma Diagnostics suspended its purchases of the Company’s products for several months while representatives of the Company and the customer resolved certain product issues. On January 10, 2001 shipments resumed. Beginning in the third quarter of the year ended December 31, 2001 and continuing through the Company’s transaction with Sigma Diagnostics in May 2002, Sigma Diagnostics made no purchases of instrumentation products based upon its determination that it had an adequate level of instruments in inventory. In addition, during October 2000 Sigma Diagnostics and the Company entered into a three-year contract pursuant to which the Company agreed to sell to Sigma Diagnostics certain diagnostic kits under a private-label arrangement. Sigma Diagnostics was not obligated to make a minimum level of purchases under this private-label arrangement.

As described above in Note 3, Merger and Acquisition, the Company acquired certain assets of Sigma Diagnostics’ global enzyme immunoassay product line during the second quarter of 2002.

The Company’s accounts receivables are generated from sales made in the United States and Italy. As of December 31, 2003 and 2002, $4,721,125 and $3,838,554, respectively, of net receivables were due in Italy. At December 31, 2003 and 2002, 59.6% and 54.4% of total net accounts receivable were due from hospitals and laboratories controlled by the Italian government.

IVAX Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

The allowance for doubtful accounts was $2,897,833, $2,392,553 and $1,911,395 at December 31, 2003, 2002 and 2001, respectively, and activity for the years then ended was as follows:

	2003	2002	2001
January 1 balance	$2,392,553	$1,911,395	$2,202,135
Provision	140,528	171,594	25,256
Write-offs	(58,830)	(12,094)	(209,028)
Effects of changes in foreign exchange rates	423,582	321,658	(106,968)

Balance at December 31	$2,897,833	$2,392,553	$1,911,395

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

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, then a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change. At December 31, 2003 and 2002, the Company has provided full valuation reserves against its net domestic deferred tax assets because the Company does not believe that it is more likely than not that some portion or all of the deferred tax assets will be realized.

The provision (benefit) for income taxes consists of the following:

	December 31,
	2003	2002	2001
Current:
Foreign	$(80,290)	$43,222	$343,373
Deferred:
Foreign	160,071	(169,529)	—

Total	$79,781	$(126,307)	$343,373

IVAX Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

The significant components of the net deferred income tax asset balances are as follows:

	December 31,
	2003	2002
Accounts receivable allowances	$1,015,867	$837,969
Reserves and accruals	659,711	518,107
Capitalized inventory costs	143,416	140,928
Other	(1,949)	(1,624)
Domestic valuation allowance	(932,396)	(758,442)

Deferred income taxes	884,649	736,938

Depreciation and basis differences on fixed assets	(170,283)	(206,224)
Goodwill amortization	—	—
Domestic net operating losses	2,322,450	2,185,950
Foreign net operating losses	—	188,069
Other	12,595	—
Domestic valuation allowance	(2,152,167)	(1,979,726)

Amount included in “Other assets”	12,595	188,069

Net deferred tax asset	$897,244	$925,007

A reconciliation of the difference between the expected provision for income taxes using the statutory U.S. Federal tax rate and the Company’s actual provision is as follows:

	Year Ended December 31,
	2003	2002	2001
Benefit for income taxes at U.S. Federal statutory rate of 35%	$(206,942)	$(1,034,578)	$(1,108,019)
Net impact of non-recognition of domestic losses	196,859	882,910	1,338,803
Foreign tax rate differential	89,864	25,361	112,589

Provision (benefit) for income taxes	$79,781	$(126,307)	$343,373

The Company’s income tax provisions for the years ended December 31, 2003, 2002 and 2001 were different from the amount computed on the loss before provision for income taxes at the statutory rate of 35% primarily due to the non-recognition of the benefits of domestic losses for each of the three years in the period ended December 31, 2003. Domestic losses include non-deductible stock option compensation expense of $222,225 and $594,600 (described in Note 3, Merger and Acquisition) in the years ended December 31, 2003 and 2002, respectively, and non-deductible stock option compensation expense of $1,486,488 (described in Note 3, Merger and Acquisition) and non-deductible goodwill amortization of $178,800 in the year ended December 31, 2001.

IVAX Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

As discussed above, the Company has established a full valuation allowance on its net domestic deferred tax assets, which are primarily comprised of net operating loss carryforwards. During the years ended December 31, 2003, 2002 and 2001, the Company increased its valuation allowance by approximately $346,000, $842,000 and $1,250,000, respectively. Approximately $1,003,000 of the valuation allowance at December 31, 2003 relates to the tax benefit of stock options exercised which has not yet been credited to additional paid-in capital. The portion of the domestic net operating loss carryforwards generated prior to March 14, 2001 was utilized by IVAX. On a separate return basis, no recognition of that utilization is reflected in the accompanying consolidated financial statements. Net operating losses generated by the Company after March 14, 2001 total $5,955,000, $4,010,000 of which are available for use prior to their expiration in 2021, $1,595,000 of which are available for use until 2022 and $350,000 of which are available for use until 2023.

United States income taxes have not been provided on undistributed earnings of foreign subsidiaries, as such earnings are being retained indefinitely by such subsidiaries for reinvestment. The distribution of these earnings would first reduce the domestic valuation allowance before resulting in additional United States income taxes.

6 EMPLOYEE BENEFIT PLAN

Prior to March 14, 2001, the pre-merger IVAX Diagnostics’ employees within the United States were eligible to participate in IVAX’ 401(k) retirement plan, which permits pre-tax employee payroll contributions (subject to certain limitations) and discretionary employer matching contributions. Total matching contributions for the year ended December 31, 2001 totaled $79,462. Beginning after the date of the Merger, the Company established its own 401(k) employee savings plan which also allows for pre-tax employee payroll contributions and discretionary employer matching contributions. Matching contributions of $68,723 and $61,346 were made into this plan during each of the years ended December 31, 2003 and 2002, respectively.

7 ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2003	2002
Payroll costs	$675,885	$512,550
Taxes	1,812,195	1,593,906
Professional fees	250,769	163,301
Royalties	147,178	29,845
Other	233,914	475,508

	$3,119,941	$2,775,110

IVAX Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

8 SHAREHOLDERS’ EQUITY

Common Stock

Concurrent with the approval of the Merger discussed in Note 3, Merger and Acquisition, the Company amended its certificate of incorporation to increase the number of shares of authorized common stock from 25,000,000 to 50,000,000.

Share Repurchase Program

During May 2002 the Company’s Board of Directors approved a program to repurchase up to 1,000,000 shares of the Company’s publicly held common stock. In December 2002 the Company’s Board of Directors authorized an additional repurchase of up to 1,000,000 shares of the Company’s publicly held common stock. The total number of shares of common stock repurchased by the Company during 2002 was 1,134,573, at a total cost, including commissions, of $2,053,814. There were no share repurchases during 2003.

The Company has been granted an option to acquire up to an additional 657,125 shares of the Company’s common stock at an exercise price of $4.00 per share at any time on or before May 5, 2004.

Pre-merger Diagnostics and b2bstores.com Employee Options and Stock Purchase Arrangements

In connection with the initial public offering of b2bstores.com, the underwriters’ representatives were issued warrants that expire in February 2005 to purchase up to 400,000 shares of the Company’s common stock at a price of $13.20 per share. As of December 31, 2003, these warrants remain outstanding.

Employees of the pre-merger Diagnostics were eligible to participate in the IVAX 1997 Employee Stock Option Plan, as amended (the “1997 Plan”), which permits the issuance of options to employees and consultants to purchase shares of IVAX common stock. The 1997 Plan provides that the exercise price of the issued options shall be no less than the fair market value of IVAX’ common stock on the date of grant and that the option terms shall not exceed ten years. Since the approval of the Company’s 1999 Stock Option Plan (discussed below), no option grants have been made to Company employees from the 1997 Plan. As of December 31, 2003, 42,500 options under the 1997 Plan are held by Company employees at prices ranging from $4.44 to $14.63, with 33,125 shares exercisable.

On September 30, 1999 the Board of Directors and stockholders of b2bstores.com approved the 1999 Performance Equity Plan (the “Performance Plan”). The Performance Plan authorizes the grant of up to 2,000,000 shares of common stock to key employees, officers, directors and consultants. Both incentive and non-qualified options may be issued under the Performance Plan. As of December 31, 2003, 308,333 options were outstanding from grants made by b2bstores.com

IVAX Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

under the Performance Plan prior to the consummation of the Merger at prices ranging from $1.81 to $11.50. During the year ended December 31, 2003, 100,000 shares granted prior to the Merger were exercised. Additionally, 14,009 shares granted under the Performance Plan prior to the Merger were exercised in the year ended December 31, 2001. Prior to the creation of the Performance Plan, options to purchase an additional 1,000,000 shares of common stock were granted by the Board of Directors of b2bstores.com to certain of its former officers. As of December 31, 2003, 175,000 options at an exercise price of $6.40 were outstanding from this grant.

Stock Option Plans

Effective June 29, 1999, the Board of Directors and the sole stockholder of the pre-merger Diagnostics approved the IVAX Diagnostics, Inc. 1999 Stock Option Plan (the “1999 Plan”). The 1999 Plan permits the issuance of options to employees, non-employee directors and consultants of the Company to purchase up to 2,000,200 shares of the 50,000,000 authorized shares of common stock of the Company. In June and August of 1999, non-qualified options for 1,144,909 shares of common stock (as determined below) were granted with an exercise price of $.73 per share, a vesting schedule of 50% at the end of year 2 and 25% at the end of each of years 3 and 4 and expiration dates ranging from June to August of 2006. At the effective time of the Merger, automatically and without any action on the part of an option holder, the surviving company assumed the 1999 Plan and each outstanding option granted under the 1999 Plan as an option to purchase shares of the surviving company’s common stock under the same terms and conditions as the outstanding option. The number of shares issuable upon the exercise of an option under the 1999 Plan proportionately increased by multiplying the number of outstanding options by the exchange ratio of the Merger. The exercise price per share was proportionately decreased by dividing the exercise price by the exchange ratio of the Merger. For the years ended December 31, 2003, 2002 and 2001, non-cash compensation was recorded as a result of the conversion of the 1999 Plan into non-qualified stock options to purchase shares of the Company’s common stock (Note 3, Merger and Acquisition).

As of December 31, 2003 options for 1,016,795 shares of common stock were outstanding under the 1999 Plan. Under the 1999 Plan during the year ended December 31, 2003, 39,000 options were exercised and 2,000 options were terminated. Additionally, under the 1999 Plan, 18,000 options were exercised in 2002 while 15,000 and 18,000 options were terminated in the years ended December 31, 2002 and 2001, respectively.

As discussed above, on September 30, 1999 the Board of Directors and stockholders of b2bstores.com approved the Performance Plan that authorizes the grant of up to 2,000,000 shares of common stock to key employees, officers, directors and consultants. Following the Merger on March 14, 2001 and during the year ended December 31, 2001, 285,000 options to purchase shares of common stock were granted by the Company under the Performance Plan. During the year ended December 31, 2002, 107,900 options to purchase shares of common stock were granted under the Performance Plan while 200 options were terminated. During the year ended December 31, 2003, 35,000 options to purchase shares of common stock were granted under the Performance Plan while 1,250 options were exercised and 8,950 were terminated.

IVAX Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

The following chart summarizes transactions under the Performance Plan for options granted by the Company after the consummation of the Merger and transactions under the 1999 Plan:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2001	1,108,795	$0.73
Granted	285,000	2.99
Terminated	(18,000)	0.73

Outstanding at December 31, 2001	1,375,795	1.19
Granted	107,900	2.16
Terminated	(15,200)	0.73
Exercised	(18,000)	0.73

Outstanding at December 31, 2002	1,450,495	1.28
Granted	35,000	5.20
Terminated	(10,950)	2.09
Exercised	(40,250)	0.78

Outstanding at December 31, 2003	1,434,295	1.38

Options exercisable at December 31, 2003	1,182,420	$1.06

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.73	1,016,795	2.5	$0.73	1,016,795	$0.73
$1.35-$2.40	97,500	5.5	$2.15	58,125	$1.98
$2.88-$3.00	285,000	4.3	$2.99	72,500	$2.94
$5.20	35,000	6.6	$5.20	35,000	$5.20

9 SEGMENT INFORMATION

The Company’s management reviews financial information, allocates resources and manages the business as two segments defined by geographic region. One segment - the domestic region - contains the Company’s subsidiaries in the United States as well as corporate operations. The Company’s other segment – the Italian region - contains the Company’s subsidiary located in Italy. The information provided is based on internal reports and was developed and utilized by management for the sole purpose of tracking trends and changes in the results of the regions. The information, including the allocations of expense and overhead, was calculated based on a management approach and may not reflect the actual economic costs, contributions or results of operations of the regions as stand alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the regions might differ but the relative trends would, in management’s view, likely not be materially impacted. The table below sets forth net revenue, income from operations and assets by region.

IVAX Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

	Domestic	Italian	Eliminations	Total
December 31, 2003:
External net sales	$11,699,910	$5,973,568	$—	$17,673,478
Intercompany sales	1,279,127	130,503	(1,409,630)	—

Net revenue	$12,979,037	$6,104,071	$(1,409,630)	$17,673,478

Loss from operations	$(944,319)	$(77,026)	$(10,061)	$(1,031,406)

Assets	$22,844,523	$15,520,971	$—	$38,365,494

December 31, 2002:
External net sales	$8,999,959	$4,841,047	$—	$13,841,006
Intercompany sales	931,346	444,773	(1,376,119)	—

Net revenue	$9,931,305	$5,285,820	$(1,376,119)	$13,841,006

Loss from operations	$(3,142,264)	$(335,116)	$(20,764)	$(3,498,144)

Assets	$23,860,368	$13,562,336	$—	$37,422,704

December 31, 2001:
External net sales	$4,615,828	$5,683,417	$—	$10,299,245
Intercompany sales	663,874	825,523	(1,489,397)	—

Net revenue	$5,279,702	$6,508,940	$(1,489,397)	$10,299,245

Income (loss) from operations	$(4,416,825)	$667,243	$(124,237)	$(3,873,819)

Assets	$28,435,144	$11,896,562	$(185,178)	$40,146,528

10 COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office, plant and warehouse facilities under non-cancellable operating leases. Rent expense for the years ended December 31, 2003, 2002 and 2001 totaled $403,621, $286,258 and $230,809, respectively. The future minimum lease payments under non-cancellable capital leases and their related assets recorded at December 31, 2003 and 2002 were not material. The future minimum lease payments under non-cancellable operating leases with initial or remaining terms of one year or more at December 31, 2003, were as follows:

Operating Leases
2004	$379,331
2005	320,000
2006	141,504

Total minimum lease payments	$840,835

Litigation, Claims and Assessments

On March 2, 2001, b2bstores.com received notice that a shareholder of b2bstores.com filed a lawsuit against b2bstores.com and two of its directors. The lawsuit alleged that b2bstores.com

IVAX Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

violated certain aspects of Section 14(a) of the Securities Exchange Act of 1934, as amended, and that two former directors/officers breached their fiduciary duties in connection with the Merger. The suit sought damages, including punitive damages against the two former directors/officers. All of the parties to this lawsuit entered into a full and final settlement agreement pursuant to which the Company was required to make a nominal payment. On November 12, 2003, the court dismissed this lawsuit with prejudice pursuant to an Agreed Order of Dismissal with Prejudice which was filed by all of the parties to this lawsuit.

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

11 RELATED-PARTY TRANSACTIONS

IVAX charged interest, which is included in the accompanying statement of operations, on the interest bearing advances made prior to March 14, 2001 at prime plus 1%, which ranged from 8.0% to 9.5% from 1999 to 2001.

IVAX Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

Prior to March 14, 2001, IVAX provided administration and funded healthcare claims on behalf of the Company and charged the Company a fee reflective of the cost of service. Additionally, IVAX provided certain legal, treasury, tax, insurance, payroll and human resource service to the Company for which no fee was charged to the Company. IVAX is continuing to provide certain services to the Company under a cost-plus service agreement. No material payments were made during the period after March 14, 2001 under this service agreement.

As a subsidiary of IVAX, the Company’s director and officer insurance coverage falls within the scope of IVAX’ director and officer insurance policy. During 2003, the Company paid $604,000 to IVAX for premium payments for the Company’s director and officer insurance coverage.

12 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes selected quarterly data of the Company for the years ended December 31, 2003 and 2002 (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2003
Net revenues	$4,444	$4,491	$4,344	$4,394	$17,673
Gross profit	2,432	2,722	2,631	2,404	10,189
Loss from operations	(364)	(287)	(199)	(181)	(1,031)
Net loss	(287)	(108)	(183)	(97)	(675)
Basic and diluted net loss per share	(0.01)	(0.00)	(0.01)	(0.00)	(0.02)

2002
Net revenues	$2,506	$3,116	$3,904	$4,315	$13,841
Gross profit	1,257	1,521	1,681	2,117	6,576
Loss from operations	(833)	(904)	(1,021)	(740)	(3,498)
Net loss	(714)	(735)	(798)	(583)	(2,830)
Basic and diluted net loss per share	(0.02)	(0.03)	(0.03)	(0.02)	(0.10)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We previously reported the information required by this item in our current report on Form 8-K, dated June 21, 2002.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic filings with the Securities and Exchange Commission. That conclusion, however, should be considered in light of the various limitations described below on the effectiveness of those controls and procedures, some of which pertain to most, if not all, business enterprises, and some of which arise as a result of the nature of our business. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some person or persons, by collusion of two or more people or by management override of the control. Further, the design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our Chief Executive Officer’s and Chief Financial Officer’s evaluation.

Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are Certifications of our Chief Executive Officer and the Chief Financial Officer which are required under Section 302 of the Sarbanes-Oxley Act of 2002. This Item 9A, Controls and Procedures, is information concerning the evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information with respect to our directors and certain of our executive officers as of March 16, 2004.

Name	Age	Position
Giorgio D’Urso	68	Chief Executive Officer, President and Director

Duane M. Steele	53	Vice President - Business Development

Mark S. Deutsch	41	Chief Financial Officer and Vice President - Finance

Raul F. Alvarez	54	Vice President - International Marketing and Sales

Phillip Frost, M.D.	67	Chairman of the Board

Neil Flanzraich	60	Director

Jane H. Hsiao, Ph.D.	56	Director

Jack R. Borsting, Ph.D.	75	Director

Glenn L. Halpryn	43	Director

John B. Harley, M.D.	54	Director

Jose J. Valdes-Fauli	52	Director

Set forth below are of the names, ages, positions held and business experience, including during the past five years, of our directors and certain of our executive officers as of March 16, 2004. Officers serve at the discretion of the board of directors. There is no family relationship between any of the directors or executive officers and there is no arrangement or understanding between any director or executive officer and any other person pursuant to which the director or executive officer was selected.

Mr. Giorgio D’Urso, age 68, has served as our President and Chief Executive Officer and as a director since the merger in 2001 and had served in the same capacities with the pre-merger Diagnostics since 1996. He has served as President and Chief Executive Officer of Diamedix since 1993, President of Delta since 1980, and President of ImmunoVision since 1995. He has over 35 years of diagnostics industry experience. Mr. D’Urso founded Delta, and was its Managing Director from 1980 to 1998. From 1976 to 1980, Mr. D’Urso founded and served as the General

Manager of Menarini Diagnostici, Florence, Italy, a division of Menarini S.A.S. Mr. D’Urso also founded and supervised Menarini Diagnosticos S.A. in Spain. From 1974 to 1976, Mr. D’Urso served as the Marketing Manager of the diagnostic division of SmithKline & French S.P.A. in Milan, Italy. From 1969 to 1974, Mr. D’Urso served as the Marketing Manager of Laboratori Travenol S.P.A. in Rome, Italy.

Mr. Duane M. Steele, age 53, has served as our Vice President - Business Development since the merger in 2001 and had served in the same capacity with the pre-merger Diagnostics since 1996. He joined Diamedix in 1995 and has over 27 years of diagnostics industry experience. He has served as the Chief Operating Officer of Diamedix since 1997. From 1995 to 1997, he served as Vice President - Business Development of Diamedix. From 1990 to 1994, he served as President and Chief Executive Officer of LaserCharge, Inc. in Austin, Texas. From 1988 to 1989, Mr. Steele was the General Manger of Austin Biological Laboratories, Inc. From 1972 to 1987, Mr. Steele held a variety of positions with Kallestad Diagnostics, Inc., including Senior Vice President.

Mr. Mark S. Deutsch, age 41, has served as Chief Financial Officer and Vice President - Finance since the merger and had served in the same capacities with the pre-merger Diagnostics since 1996. He has served as the Vice President - Finance of Diamedix since 1993 and has 10 years of diagnostics industry experience. From 1988 to 1993, Mr. Deutsch held various positions including Accounting Manager of IVAX and Controller of certain subsidiaries of IVAX. From 1985 to 1988, Mr. Deutsch worked for Arthur Andersen & Co. as a Senior Accountant.

Mr. Raul F. Alvarez, age 54, has served as our Vice President – International Marketing and Sales since April 2001. Prior to joining us, Mr. Alvarez was Vice President – International Business of Immucor, Inc. from 1998 to 2001. From 1994 to 1998, he was Vice President – International Business of Gamma Biologicals, Inc. in Houston, Texas.

Dr. Phillip Frost, age 67, has served as Chairman of the Board of Directors since the merger in 2001. He has served as the Chairman of the Board of Directors and Chief Executive Officer of IVAX since 1987. He served as President of IVAX from July 1991 until January 1995. He was the Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1990. He is a director of Continucare Corporation (healthcare) and Northrop Grumman Corp. (aerospace). He is Chairman of the Board of Trustees of the University of Miami and a member of the Board of Governors of the American Stock Exchange.

Mr. Neil Flanzraich, age 60, has served as a director since the merger in 2001 and had served as a director of the pre-merger Diagnostics since September 1998. He has served as Vice Chairman and President of IVAX since May 1998 and as a director of IVAX since 1997. He was a shareholder and served as Chairman of the Life Sciences Legal Practices Group of Heller Ehrman White & McAuliffe from 1995 to May 1998. From 1981 to 1994, he served in various capacities at Syntex Corporation (pharmaceuticals), most recently as its Senior Vice President, General Counsel and a member of the Corporate Executive Committee. From 1994 to 1995, after Syntex Corporation was acquired by Roche Holding Ltd., he served as Senior Vice President and General Counsel of Syntex (U.S.A.) Inc., a Roche subsidiary. He is a director of RAE Systems, Inc. (gas detection and security monitoring systems) and Continucare Corporation (healthcare).

Dr. Jane H. Hsiao, age 56, has served as a director since the merger in 2001. She has served as IVAX’ Vice Chairman-Technical Affairs and as a director of IVAX since February 1995, as IVAX’ Chief Technical Officer since July 1996, and as Chairman, Chief Executive Officer and President of DVM Pharmaceuticals, Inc., IVAX’ veterinary products subsidiary, since March 1998. From 1992 until February 1995, she served as IVAX’ Chief Regulatory Officer and Assistant to the Chairman, and as Vice President-Quality Assurance and Compliance of IVAX Research, Inc., IVAX’ principal proprietary pharmaceutical subsidiary. From 1987 to 1992, Dr. Hsiao was Vice President-Quality Assurance, Quality Control and Regulatory Affairs of IVAX Research, Inc.

Dr. Jack R. Borsting, age 75, has served as a director since the merger in 2001. Dr. Borsting is Dean Emeritus and a Professor at the Marshall School of Business at the University of Southern California. From 1995 to 2001, he served as the E. Morgan Stanley Professor of Business Administration and the Executive Director of the Center for Telecommunications Management at the University of Southern California. From 1988 to 1994, he was Dean and Professor of Business Administration at the University of Southern California, Los Angeles. From 1983 to 1988, he was Dean of the University of Miami School of Business Administration. Dr. Borsting is a member of the Army Science Board and a trustee of the Rose Hills Foundation, the Los Angeles Orthopedic Hospital Foundation and MetLife Investors.

Mr. Glenn L. Halpryn, age 43, has served as a director since December 2002. Mr. Halpryn has been Chairman of the Board of Directors and President of Orthodontix, Inc. since April 2001. Mr. Halpryn has also been Chief Executive Officer of Transworld Investment Corporation since June 2001. Since January 1987, Mr. Halpryn has been a portfolio manager of International Venture Capital, Ltd. From 1984 to June 2001, Mr. Halpryn served as Vice President of Transworld Investment Corporation. Since 1984, Mr. Halpryn has been engaged in real estate investment and development activities, including the management, finance and leasing of commercial real estate. From April 1988 through June 1998, Mr. Halpryn was Vice Chairman of Central Bank, a Florida state-chartered bank. Since February 1987, Mr. Halpryn has been the President of United Security Corporation, a broker-dealer registered with the NASD. From June 1992 through May 1994, Mr. Halpryn served as the Vice President, Secretary and Treasurer and as a director of Frost Hanna Halpryn Capital Group, Inc., a “blank check” company whose business combination was effected in May 1994 with Sterling Healthcare Group, Inc.

Dr. John B. Harley, age 54, has served as a director since the merger in 2001. He has held various positions at the University of Oklahoma Health Sciences Center since 1982. In the Department of Medicine, his positions include Chief of Rheumatology, Allergy and Immunology Section and Vice Chair for Research, George Lynn Cross Research Professor (1999 to present), James R. McEldowney Chair in Immunology and Professor of Medicine (1992 to present), Associate Professor (1986 to 1992), and Assistant Professor (1982 to 1986). Since 1996 Dr. Harley has been an Adjunct Professor in the Department of Pathology. In the Department of Microbiology, Dr. Harley has served as Adjunct Professor (1992 to present), Adjunct Associate Professor (1988 to 1992), and Adjunct Assistant Professor (1983 to 1988). Since 1982, Dr. Harley has also been associated with the Oklahoma Medical Research Foundation’s Arthritis and Immunology Program as Program Head (1999 to present), Member (1998 to present), Associate Member (1989 to present), Affiliated Associate Member (1986 to 1989), and Affiliated Assistant Member (1982 to

1986). Dr. Harley has also served as a Staff Physician (1982, 1984 to 1987 and 1992 to present), and a Clinical Investigator (1987 to 1992), Immunology Section, Medical Service at the Veterans Affairs Medical Center, Oklahoma City, Oklahoma. In 1981 and 1982, Dr. Harley was a Postdoctoral Fellow in Rheumatology with the Arthritis Branch of the National Institute of Arthritis, Diabetes and Digestive and Kidney Diseases, National Institute of Health, Bethesda, Maryland. He was also a Clinical Associate at the Laboratory of Immunoregulation, National Institute of Allergy and Infectious Diseases, National Institutes of Health, Bethesda, Maryland from 1979 to 1982.

Mr. Jose J. Valdes-Fauli, age 52, has served as a director since December 2002. Mr. Valdes-Fauli is a private investor. From January 1998 through October 2003, Mr. Valdes-Fauli was the President and Chief Executive Officer of Colonial Bank—South Florida Region, an affiliate of Colonial BancGroup. Mr. Valdes-Fauli has been involved in the banking industry for 27 years. He is a member of the Florida International University Foundation Board of Directors. He is also Director Emeritus of the Florida Grand Opera and a director of the Bass Museum of Art, the Concert Association of Florida and the Mercy Hospital Foundation. Mr. Valdes-Fauli is also a member of the Advisory Board of New Hope Charities, Inc. and a member of the Miami-Dade County Cultural Affairs Council.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% stockholders to file initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities with the Securities and Exchange Commission and the American Stock Exchange. Directors, executive officers and 10% stockholders are required to furnish us with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to us and written representations from our directors and executive officers, we believe that our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements applicable to them for the year ended December 31, 2003, except that Mr. D’Urso inadvertently failed to file one Form 4 within two business days after acquiring an indirect ownership of securities as a result of his marriage.

AUDIT COMMITTEE MEMBERS AND FINANCIAL EXPERT

The members of the Audit Committee of the Board of Directors are Jack R. Borsting, Ph.D., Glenn L. Halpryn and Jose J. Valdes-Fauli. The Board of Directors has determined that our Audit Committee has two “audit committee financial experts” as such term is defined in the applicable regulations of the Securities and Exchange Commission. The Board of Directors determined that each of Dr. Borsting and Mr. Valdes-Fauli has the attributes, education and experience of an “audit committee financial expert” and that each is “independent” as such term is defined in the applicable regulations of the Securities and Exchange Commission and rules of the American Stock Exchange relating to directors serving on audit committees.

CODE OF CONDUCT AND ETHICS

The Board of Directors has adopted a Code of Conduct and Ethics, which applies to all of our directors, officers and employees, and a code of ethics, also known as a Senior Financial Officer Code of Ethics, which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Conduct and Ethics and our Senior Financial Officer Code of Ethics are posted in the “Investor Relations” section of our Internet web site at www.ivaxdiagnostics.com. If we make an amendment to, or grant a waiver with respect to, any provision of the Senior Financial Officer Code of Ethics, then we intend to disclose the nature of such amendment or waiver by posting it in the “Investor Relations” section of our Internet web site at www.ivaxdiagnostics.com or by other appropriate means as required or permitted under the applicable regulations of the Securities and Exchange Commission and rules of the American Stock Exchange.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table contains certain information regarding aggregate compensation paid or accrued by us during 2003, 2002 and 2001 to the Chief Executive Officer and to each of our other highest paid executive officers other than the Chief Executive Officer whose total annual salary and bonus exceed $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year		Annual Compensation					Long Term Compensation
			Salary ($)			Bonus ($)		Shares Underlying Stock Options (#)
Giorgio D’Urso Chief Executive Officer	2003 2002 2001		$ $ $	348,519 348,519 348,519		$	— — 20,000	— — —

Duane M. Steele Vice President Business Development	2003 2002 2001		$ $ $	150,280 141,002 139,838		$ $	10,233 — 18,000	10,233 — 50,000

Mark S. Deutsch Chief Financial Officer	2003 2002 2001		$ $ $	107,170 102,065 101,763		$ $	5,116 — 8,000	5,116 — 30,000

Raul F. Alvarez Vice President International Sales	2003 2002 2001	(1)	$ $	110,000 110,000 —	(2) (2)		— — —	— — —

(1)	Mr. Alvarez became our Vice President – International Marketing and Sales in April 2001. He became an executive officer for purposes of Item 402(a)(3) of Regulation S-K on January 1, 2002.
(2)	Includes a commission that we paid to Mr. Alvarez in the amount of $30,000.

STOCK OPTIONS

We did not make any stock option grants during 2003 to the executive officers named in the “Summary Compensation Table.”

The following table sets forth information concerning stock option exercises during 2003 by each of the executive officers named in the “Summary Compensation Table” and the year-end value of unexercised options held by such officers and does not include any stock option exercises for shares of IVAX under the IVAX 1997 Employee Stock Option Plan.

STOCK OPTION EXERCISES IN FISCAL YEAR 2003

AND FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares Underlying Unexercised Stock Options at Fiscal Year-End (#)		Value of Unexercised In-the- Money Stock Options at Fiscal Year-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Giorgio D’Urso	—	—	600,000	—	$2,460,000	—
Duane M. Steele	—	—	120,000	50,000	$492,000	$91,500
Mark S. Deutsch	—	—	36,000	30,000	$147,600	$54,900
Raul F. Alvarez	—	—	12,500	12,500	$22,875	$22,875

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

On October 1, 1998, the pre-merger Diagnostics entered into a five-year employment agreement with Giorgio D’Urso, President and Chief Executive Officer, at a base annual salary of $348,519, with discretionary annual adjustments. We assumed this employment agreement by operation of law in the merger. Mr. D’Urso’s employment may be terminated with or without cause at any time upon written notice. For a termination without cause, we must pay Mr. D’Urso his then current annual base salary in installments for the remainder of the employment term. While employed by us and for a two-year period thereafter, Mr. D’Urso cannot employ or contract with any of our current employees or former employees, except former employees who have not been employed by us for more than one year. We have extended the term of Mr. D’Urso’s employment agreement until February 24, 2006.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation and Stock Option Committee of the Board of Directors are Neil Flanzraich, John B. Harley, M.D., and Glenn L. Halpryn. Mr. Flanzraich is also the Vice Chairman of the Board of Directors and President of IVAX.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table indicates, as of March 16, 2004, information about the beneficial ownership of our common stock by (1) each director, (2) each executive officer named in the “Summary Compensation Table,” (3) all directors and executive officers as a group, and (4) each person who we know beneficially owns more than 5% of our common stock. All such shares were owned directly with sole voting and investment power unless otherwise indicated.

Name	Shares (#)(1)		Percent of Class (%)
IVAX Corporation 4400 Biscayne Boulevard Miami, Florida 33137	20,000,000		72.3%

Giorgio D’Urso	628,000	(2)	2.3%

Duane M. Steele	120,000	(3)	*

Mark S. Deutsch	36,000	(4)	*

Raul F. Alvarez	12,500	(5)	*

Phillip Frost, M.D.	52,354	(6)	*

Neil Flanzraich	15,000	(7)	*

Jane Hsiao, Ph.D.	15,000	(8)	*

Jack R. Borsting, Ph.D.	15,500	(9)	*

Glenn L. Halpryn	10,000	(10)	*

John B. Harley, M.D.	15,000	(11)	*

Jose J. Valdes-Fauli	10,000	(12)	*

All directors and executive officers as a group (11 persons)	929,354		3.4%

*	Represents beneficial ownership of less than 1%.
(1)	For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Securities Exchange Act of 1934.
(2)	Includes options for 600,000 shares of common stock granted to Mr. D’Urso. Also includes options for 8,000 shares of common stock granted to Mr. D’Urso’s wife and 5,000 shares of common stock owned by Mr.

D’Urso’s wife. Mr. D’Urso disclaims beneficial ownership of the stock options and shares of common stock owned by his wife.
(3)	Includes options for 120,000 shares of common stock granted to Mr. Steele.
(4)	Includes options for 36,000 shares of common stock granted to Mr. Deutsch.
(5)	Includes options for 12,500 shares of common stock granted to Mr. Alvarez.
(6)	Includes (a) options for 15,000 shares of common stock granted to Dr. Frost and (b) 37,354 shares of common stock owned by Frost Gamma Investments Trust, of which Dr. Frost is the trustee and Frost Gamma, L.P. is the sole and exclusive beneficiary. Dr. Frost is the sole limited partner of Frost Gamma, L.P. The general partner of Frost Gamma, L.P. is Frost Gamma, Inc., and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation, and the sole shareholder of Frost-Nevada Corporation is Dr. Frost. Does not include any securities owned by IVAX, a corporation in which Dr. Frost is the Chairman of the Board of Directors and Chief Executive Officer and Dr. Frost disclaims beneficial ownership of securities held by IVAX.
(7)	Includes options for 15,000 shares of common stock granted to Mr. Flanzraich.
(8)	Includes options for 15,000 shares of common stock granted to Dr. Hsiao.
(9)	Includes options for 15,000 shares of common stock granted to Dr. Borsting.
(10)	Includes options for 10,000 shares of common stock granted to Mr. Halpryn.
(11)	Includes options for 15,000 shares of common stock granted to Dr. Harley.
(12)	Includes options for 10,000 shares of common stock granted to Mr. Valdes-Fauli.

As of January 1, 2003, 2,109,363 shares of our common stock were available for the granting of stock options under our equity compensation plans.

The following table sets forth information, as of December 31, 2003, with respect to compensation plans (including individual compensation agreements) under which shares of our common stock are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of shares to be issued upon exercise of outstanding stock options (a)	Weighted-average exercise price of outstanding stock options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	1,742,628	$2.18	2,085,313
Equity compensation plans not approved by stockholders	175,000	$6.40	0
Total	1,917,628	$2.56	2,085,313

As of December 31, 2003, 175,000 options at an exercise price of $6.40 were outstanding under a grant made by b2bstores in September 1999, prior to b2bstores’ adoption of the 1999 Performance Equity Plan. These options, which expire on March 13, 2006, are fully vested and exercisable. Upon exercise of these options, the option holder must pay to us the exercise price in cash or by check, bank draft or money order. Upon the occurrence of certain corporate events affecting shares of our common stock, our Compensation and Stock Option Committee is required to make equitable and proportionate adjustments to the number and kind of shares covered by, and the exercise price of, these options. Upon our dissolution, liquidation, merger (in which we are not the surviving corporation) or sale of all or substantially all of our assets, these options will terminate.

The option holder is not permitted to assign or transfer these options, except, in the event of the option holder’s death, by the laws of descent and distribution or by will.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Upon completion of the merger, we entered into a registration rights agreement with IVAX that requires us to file a registration statement on Form S-3 (at any time after one year, and before the earlier of five years, following the completion of the merger or such time at which all the shares of our common stock owned by IVAX can be sold in any three-month period without registration) to register not less than $1.0 million of our common stock owned by IVAX. Additionally, IVAX may “piggyback” on registrations initiated by us or other holders exercising similar demand registration rights. We may delay the filing of any registration statement for 120 days if we determine in good faith that to effect such registration statement would be detrimental to us or our stockholders. We have agreed to pay all fees and expenses in connection with such registrations, except for any underwriting discounts and commissions. If we file a registration statement in connection with an underwritten offering, IVAX has agreed to sign a customary underwriting agreement in connection with such registration and its rights to register shares is subject to a proration provision if the underwriters determine that the success of the offering will be jeopardized from too many shares being included in the offering. Shares to be sold by us on any registered offering will be included prior to the inclusion of any other shares of our common stock held by IVAX. The registration rights agreement also contains customary mutual indemnification and market stand-off provisions. IVAX can assign or transfer its rights under the registration rights agreement.

In connection with the merger, we entered into a shared services agreement with IVAX pursuant to which IVAX would continue to provide administrative and management services previously provided by IVAX to the pre-merger Diagnostics prior to the merger at IVAX’ cost plus 15% for a period of three months. These services include payroll, including printing paychecks and making associated tax filings; treasury, including cash management services such as disbursements, receipts, banking and investing; insurance, including procuring and administering policies; human resources, including administering employee benefits and plans; financial reporting, including public reports, income taxes; and information systems, including network and website hosting, phone and data systems, software licenses and information systems support.

In connection with the merger, we entered into a use of name license with IVAX that grants us a non-exclusive, royalty free license to use the name “IVAX.” IVAX may terminate the license upon 90 days’ written notice. Upon termination of the agreement, we must take all steps reasonably necessary to change our name as soon as is practicable. If IVAX abandons its use of the name, IVAX must transfer all rights to the name to us. The termination of this agreement by IVAX could have a material adverse affect on our ability to market our products and on us.

As a subsidiary of IVAX, our director and officer insurance coverage falls within the scope of IVAX’ director and officer insurance policy. During 2003, we paid $604,000 to IVAX for premium payments for our director and officer insurance coverage.

Mary Celli D’Urso, the wife of our Chief Executive Officer and President, has been employed by us for annual compensation of $89,250.

Giulio D’Urso, the son of our Chief Executive Officer and President, has been engaged by our subsidiaries and us for annual compensation of $141,715. Due to currency exchange rate fluctuations, this amount of compensation may vary from year-to-year.

On November 5, 2002, pursuant to a Redemption Agreement, we repurchased an aggregate of 871,473 shares of our common stock from Randall Davis (who resigned from our Board of Directors on November 4, 2002) and Titanium Holdings Group, Inc. for an aggregate purchase price of approximately $1,437,900. The repurchased shares have been retired and have resumed the status of authorized and unissued shares. Pursuant to the Redemption Agreement, we also granted a general release to Titanium Holdings, Randall Davis, Steven Etra and Richard Kandel and paid them an aggregate of approximately $217,900 for the following:

•	we were granted an option to acquire up to an additional 657,125 shares of our common stock from Titanium Holdings, Steven Etra and Richard Kandel at an exercise price of $4.00 per share at any time on or before May 5, 2004;

•	the optionees agreed that, until May 5, 2004, they would not transfer the shares of our common stock that are subject to the option to any person or entity other than to us or our affiliates;

•	Titanium Holdings and Steven Etra further agreed that, until May 5, 2004, they would not transfer an additional 307,125 and 150,000 shares of our common stock owned by them respectively to any person or entity other than to us; and

•	we and our affiliates received general releases from Titanium Holdings, Randall Davis, Steven Etra and Richard Kandel.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by our principal accountant, Ernst & Young LLP, for the fiscal years ended December 31, 2003 and 2002.

	For the years ended December 31,
	2003	2002
Audit Fees	$153,000	$100,000
Audit-Related Fees	12,549	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$165,549	$100,000

In the table above, pursuant to their definitions under the applicable regulations of the Securities and Exchange Commission, “audit fees” are fees for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements, and primarily include accounting consultations and audits in connection with acquisitions; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories.

The Audit Committee of the Board of Directors is responsible for pre-approving all audit services and permitted non-audit services to be performed by our principal accountant, except in those instances which do not require such pre-approval pursuant to the applicable regulations of the Securities and Exchange Commission. The Audit Committee has established policies and procedures for its pre-approval of audit services and permitted non-audit services and, from time to time, the Audit Committee reviews and revises its policies and procedures for pre-approval.

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

(3) EXHIBITS

The following exhibits are either filed as a part of this Annual Report on Form 10-K or are incorporated into this Annual Report on Form 10-K by reference to documents previously filed as indicated below:

Exhibit Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to our Schedule 14A dated June 25, 2002.

3.2	Amended and Restated Bylaws	Incorporated by reference to our Form 10-Q dated August 9, 2002.

4.1	Specimen Common Stock Certificate	Incorporated by reference to our Form 10-K dated April 1, 2002.

4.2	Form of Representatives’ Warrant Agreement and Form of Representatives’ Warrant Certificate	Incorporated by reference to our Form SB-2/A dated January 26, 2000.

4.3	Registration Rights Agreement, dated March 14, 2001, between IVAX Diagnostics, Inc. and IVAX Corporation	Incorporated by reference to our Form 10-K dated April 1, 2002.

10.1	Form of Indemnification Agreement between IVAX Diagnostics, Inc. and each of its directors	Incorporated by reference to our Form 10-K dated March 31, 2003.

10.2	Redemption Agreement, dated November 5, 2002, between, among others, IVAX Diagnostics, Inc., Randall K. Davis and Titanium Holdings Group, Inc.	Incorporated by reference to our Form 10-K dated March 31, 2003.

10.3	Asset Purchase Agreement, dated May 15, 2002, between IVAX Diagnostics, Inc. and Sigma Diagnostics, Inc.	Incorporated by reference to our Form 10-K dated March 31, 2003.

10.4	Consulting Agreement, dated September, 1999, between IVAX Diagnostics, Inc. and Mario Cossi	Incorporated by reference to our Form 10-K dated April 1, 2002.

10.5	Amendment to Consulting Agreement, dated July 29, 2003, between IVAX Diagnostics, Inc. and Mario Cossi	Filed herewith.

10.6	Assignment and Royalty Agreement, dated December 12, 1994, between Diamedix Corporation, Mario Cossi and Riccardo Cossi, as amended as of February 1, 1997, September 1, 1999, and February 15, 2001	Incorporated by reference to our Form 10-K dated April 1, 2002.

10.7	Use of Name License Agreement, dated March 14, 2001, between IVAX Diagnostics, Inc. and IVAX Corporation	Incorporated by reference to our Form 10-K dated April 1, 2002.

10.8	Shared Services Agreement, dated March 14, 2001, between IVAX Diagnostics, Inc. and IVAX Corporation	Incorporated by reference to our Form 10-K dated April 1, 2002.

10.9	Employment Agreement, dated October 1, 1998, between IVAX Diagnostics, Inc. and Giorgio D’Urso	Incorporated by reference to our Form 10-K dated April 1, 2002.

10.10	Amendment to Employment Agreement, dated February 24, 2004, between IVAX Diagnostics, Inc. and Giorgio D’Urso	Filed herewith.

10.11	1999 Performance Equity Plan	Incorporated by reference to our Form SB-2 dated October 6, 1999.

10.12	1999 Stock Option Plan	Incorporated by reference to our Form 10-K dated April 1, 2002.

21.1	Subsidiaries of IVAX Diagnostics, Inc.	Filed herewith.

23.1	Consent of Ernst & Young LLP	Filed herewith.

23.2	Information Regarding Consent of Arthur Andersen LLP	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(b) REPORTS ON FORM 8-K

On November 13, 2003, we furnished a current report on Form 8-K to provide our earnings release for the third quarter of 2003. Such information shall not be deemed “filed” for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IVAX DIAGNOSTICS, INC.

Dated: March 25, 2004	By:	/s/ Giorgio D’Urso
Giorgio D’Urso,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ Giorgio D’Urso Giorgio D’Urso	Chief Executive Officer, President and Director (Principal Executive Officer)	March 25, 2004

/s/ Mark S. Deutsch Mark S. Deutsch	Chief Financial Officer and Vice President-Finance (Principal Financial Officer) (Principal Accounting Officer)	March 25, 2004

/s/ Phillip Frost, M.D. Phillip Frost, M.D.	Chairman of the Board of Directors	March 25, 2004

/s/ Neil Flanzraich Neil Flanzraich	Director	March 25, 2004

/s/ Jane Hsiao, Ph.D. Jane Hsiao, Ph.D.	Director	March 25, 2004

/s/ Jack R. Borsting, Ph.D. Jack R. Borsting, Ph.D.	Director	March 25, 2004

/s/ Glenn L. Halpryn Glenn L. Halpryn	Director	March 25, 2004

/s/ John B. Harley, M.D John B. Harley, M.D.	Director	March 25, 2004

/s/ Jose J. Valdes-Fauli Jose J. Valdes-Fauli	Director	March 25, 2004

EXHIBIT INDEX

Exhibit Number	Description
10.5	Amendment to Consulting Agreement, dated July 29, 2003, between IVAX Diagnostics, Inc. and Mario Cossi

10.10	Amendment to Employment Agreement, dated February 24, 2004, between IVAX Diagnostics, Inc. and Giorgio D’Urso

21.1	Subsidiaries of IVAX Diagnostics, Inc.

23.1	Consent of Ernst & Young LLP

23.2	Information Regarding Consent of Arthur Andersen LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002