Form 10-Q
period 2004-03-31
IVAX DIAGNOSTICS INC
filed 2004-05-14
CIK 1095858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

27,673,204 shares of Common Stock, $ .01 par value, outstanding as of May 5, 2004.

IVAX DIAGNOSTICS, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,998,395	$15,464,839
Accounts receivable, net of allowances for doubtful accounts of $2,890,667 in 2004 and $2,897,833 in 2003	6,674,132	6,676,910
Inventories	4,314,203	4,473,062
Other current assets	1,594,279	1,649,360

Total current assets	28,581,009	28,264,171
Property, plant and equipment, net	2,115,777	2,128,029
Equipment on lease	1,042,013	1,205,593
Goodwill, net	6,698,145	6,683,461
Other assets	80,660	84,240

Total assets	$38,517,604	$38,365,494

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$791,590	$810,694
Accrued expenses and other current liabilities	3,344,378	3,119,941

Total current liabilities	4,135,968	3,930,635

Other long-term liabilities	503,073	471,577

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding 27,673,204 in 2004 and 27,659,329 in 2003	276,732	276,593
Capital in excess of par value	43,623,207	43,582,346
Accumulated deficit	(9,082,031)	(9,101,104)
Accumulated other comprehensive loss	(939,345)	(794,553)

Total shareholders’ equity	33,878,563	33,963,282

Total liabilities and shareholders’ equity	$38,517,604	$38,365,494

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended March 31,	2004	2003
Net revenues	$4,732,190	$4,443,568
Cost of sales	1,883,259	2,011,129

Gross profit	2,848,931	2,432,439

Operating expenses:
Selling	1,399,865	1,285,228
General and administrative	1,085,551	1,164,445
Research and development	318,366	346,726

Total operating expenses	2,803,782	2,796,399

Income (loss) from operations	45,149	(363,960)

Other income (expense):
Interest income	42,000	51,207
Other income (expense), net	(49,948)	38,811

Total other income (expense), net	(7,948)	90,018

Income (loss) before income taxes	37,201	(273,942)
Provision for income taxes	18,128	13,418

Net income (loss)	$19,073	$(287,360)

Basic earnings (loss) per common share	$—	$(.01)

Diluted earnings (loss) per common share	$—	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	27,671,536	27,519,079

Diluted	28,463,602	27,519,079

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2004	2003
Cash flows from operating activities:
Net income (loss)	$19,073	$(287,360)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	303,396	287,024
Provision for doubtful accounts receivable	35,055	71,985
Stock option compensation expense	—	148,650
Changes in operating assets and liabilities:
Accounts receivable	(136,611)	(545,655)
Inventories	120,468	305,835
Other current assets	22,857	(41,210)
Other assets	—	158
Accounts payable and accrued expenses	259,538	652,775
Other long-term liabilities	42,304	16,390

Net cash flows provided by operating activities	666,080	608,592

Cash flows from investing activities:
Capital expenditures	(77,320)	(34,530)
Acquisitions of equipment on lease	(71,463)	(157,488)

Net cash flows used in investing activities	(148,783)	(192,018)

Cash flows from financing activities:
Exercise of stock options	41,000	—

Net cash flows provided by financing activities	41,000	—

Effect of exchange rate changes on cash and cash equivalents	(24,741)	30,930

Net increase in cash and cash equivalents	533,556	447,504
Cash and cash equivalents at the beginning of the year	15,464,839	15,941,663

Cash and cash equivalents at the end of the period	$15,998,395	$16,389,167

Supplemental disclosures:
Interest paid	$—	$—

Income tax payments (refunds)	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) GENERAL:

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three months ended March 31, 2004 are not necessarily indicative of the results of operations and cash flows which may be reported for the remainder of 2004. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the IVAX Diagnostics, Inc. (“IVAX Diagnostics,” “the Company,” “we,” “us,” “our”) Annual Report on Form 10-K for the year ended December 31, 2003. Certain prior period amounts presented in the consolidated financial statements have been reclassified to conform to the current period’s designation.

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

Substantially all cash and cash equivalents are presently held at one national securities brokerage firm. Accordingly, the Company is subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver the Company’s securities or if the brokerage firm should become bankrupt or otherwise insolvent. At March 31, 2004 and December 31, 2003, the Company owned no marketable securities. It is the Company’s policy to invest in select money market instruments, municipal securities and corporate issuers.

(3) INVENTORIES:

Inventories consist of the following:

	March 31, 2004	December 31, 2003
Raw materials	$1,559,599	$1,611,794
Work-in-process	318,376	340,301
Finished goods	2,436,228	2,520,967

Total inventories	$4,314,203	$4,473,062

(4) CONCENTRATION OF CREDIT RISK:

The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts as required. The Company’s accounts receivables are generated from sales made from both the United States and Italy. As of March 31, 2004 and December 31, 2003, $4,600,188 and $4,721,125, respectively, of the Company’s net accounts receivable were due in Italy. Of the total net accounts receivable, 57.1% at March 31, 2004 and 59.6% at December 31, 2003 were due from hospitals and laboratories controlled by the Italian government.

(5) EARNINGS (LOSS) PER SHARE:

A reconciliation of the denominator of the basic and diluted earnings (loss) per share computation is as follows:

Three Months Ended March 31,	2004	2003
Basic weighted average shares outstanding	27,671,536	27,519,079
Effect of dilutive securities – stock options and warrants	792,066	—

Diluted weighted average number of shares outstanding	28,463,602	27,519,079

Not included in the calculation of diluted earnings (loss) per share because their impact is antidilutive:
Stock options and warrants outstanding	684,948	2,433,828

(6) INCOME TAXES:

The provision for income taxes consists of the following:

Three Months Ended March 31,	2004	2003
Current:
Foreign	$18,128	$13,418

The Company’s income tax provision for the three months ended March 31, 2004 and 2003 was different from the amount computed on the income or loss before provision for income taxes at the statutory rate of 35% primarily due to the expected utilization of prior period net operating losses to offset current taxable income for the three months ended March 31, 2004 and the non-recognition of the benefits of domestic taxable losses for the three months ended March 31, 2003. Included in the loss before provision for income taxes was nondeductible stock option compensation expense of $148,650 in the three month period ended March 31, 2003.

The Company has established a full valuation allowance on its net domestic deferred tax assets, which are primarily comprised of net operating loss carryforwards. The portion of these domestic net operating loss carryforwards generated prior to March 14, 2001, the consummation date of the merger between b2bstores.com and the pre–merger IVAX Diagnostics, then a wholly-owned subsidiary of IVAX, were utilized by IVAX. On a separate return basis, no recognition of that utilization is reflected in the accompanying consolidated financial statements. Domestic net operating losses generated by the Company after March 14, 2001 are approximately $5,930,000 and $5,955,000 at March 31, 2004 and December 31, 2003, respectively. These net operating losses will begin to expire in 2021. Foreign deferred tax assets totaled $877,368 at March 31, 2004, of which $865,052 is included in other current assets and $12,316 is included in other assets. As of December 31, 2003, $884,649 and $12,595 was included in other current assets and other assets, respectively. Realization of net deferred tax assets is dependent upon generating sufficient future taxable income through operations or tax planning strategies. Although realization is not assured, management believes that it is more likely than not that the net deferred tax asset will be realized.

(7) COMPREHENSIVE LOSS:

The components of the Company’s comprehensive loss are as follows:

Three Months Ended March 31,	2004	2003
Net income (loss)	$19,073	$(287,360)
Foreign currency translations adjustments	(144,792)	229,648

Comprehensive loss	$(125,719)	$(57,712)

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

Three Months Ended March 31,	2004	2003
Net income (loss) as reported	$19,073	$(287,360)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	74,710	70,530

Pro forma net loss	$(55,637)	$(357,890)

Pro forma basic earnings per share	$(0.00)	$(0.01)

Pro forma diluted earnings per share	$(0.00)	$(0.01)

Pro forma weighted average fair value of options granted	$5.03	$—

Assumptions used in pricing model:
Expected life (years)	3.1	3.2
Risk-free interest rate	3.5%	3.5%
Expected volatility	80%	108%
Dividend yield	—	—

(9) SEGMENT INFORMATION:

The Company’s management reviews financial information, allocates resources and manages its business by geographic region. The Domestic region, which includes corporate expenditures, contains the Company’s subsidiaries in the United States. The Italian region contains the Company’s subsidiary located in Italy. The information provided is based on internal reports and was developed and utilized by management for the sole purpose of tracking trends and changes in the results of the regions. The information, including the allocations of expense and overhead, was calculated based on a management approach and may not reflect the actual economic costs, contributions or results of operations of the regions as stand-alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the regions might differ but the relative trends would, in management’s view, likely not be materially impacted. The table below sets forth net revenue, income (loss) from operations and assets by region.

Net Revenues by Region

Period Ended March 31,

	Three Months
	2004	2003
Domestic
External net revenues	$3,036,969	$3,091,347
Intercompany revenues	132,292	220,002

	3,169,261	3,311,349

Italian
External net revenues	1,695,221	1,352,221
Intercompany revenues	45,887	24,981

	1,741,108	1,377,202

Eliminations	(178,179)	(244,983)

Consolidated net revenues	$4,732,190	$4,443,568

Income (Loss) from Operations by Region Period Ended March 31,

	Three Months
	2004	2003
Domestic	$(8,399)	$(309,272)
Italian	(27,856)	(81,173)
Eliminations	81,404	26,485

Income (loss) from operations	$45,149	$(363,960)

Total Assets by Region

	March 31, 2004	December 31, 2003
Domestic	$23,004,740	$22,844,523
Italian	15,512,864	15,520,971
Eliminations	—	—

Total assets	$38,517,604	$38,365,494

(10) COMMITMENTS AND CONTINGENCIES:

On February 19, 2003, the Company filed a Complaint in Arbitration with the International Center for Dispute Resolution at the American Arbitration Association against Phoenix Bio-Tech Corporation, or

Phoenix, for breach of contract, specific performance and injunctive relief arising out of Phoenix’s alleged failure to honor its obligations under an exclusive marketing agreement, which the Company had assumed in its May 2002 transaction with Sigma Diagnostics, Inc. Phoenix purports to have terminated the exclusive marketing agreement. Under the Complaint in Arbitration, the Company is seeking (a) damages from Phoenix for Phoenix’s breach of the exclusive marketing agreement, (b) temporary and permanent injunctive relief requiring Phoenix to not breach the exclusive marketing agreement, (c) specific performance requiring Phoenix to perform its obligations under the exclusive marketing agreement, and (d) payment by Phoenix of the Company’s attorneys’ fees and costs incurred in bringing this action. On March 7, 2003, the Company received notice that Phoenix filed an Answering Statement to Complaint in Arbitration and a Counterclaim against the Company. Under the Answer and Counterclaim, Phoenix is seeking (y) damages from the Company currently estimated by Phoenix to be approximately $225,000 for the Company’s alleged breach of the exclusive marketing agreement and (z) a determination of whether the exclusive marketing agreement (i) is unenforceable as a result of misrepresentations, (ii) has been breached by the Company, and (iii) has been properly terminated by Phoenix. The Company’s management denies the allegations in the Answer and Counterclaim and intends to vigorously defend such claims, but the ultimate outcome of any such arbitral proceeding cannot be determined and the Company’s ultimate liability cannot presently be determined. If the Company is not successful on the claims in its Complaint in Arbitration or if the Company is not successful in its defense of the claims in the Answer and Counterclaim, then the Company’s business, operating results and financial condition could be materially adversely affected.

The Company is involved in various legal claims and actions and regulatory matters, and other notices and demand proceedings arising in the ordinary course of business. While it is not possible to predict or determine the outcome of these proceedings, in the opinion of management, based on a review with legal counsel, any losses resulting from such legal proceedings would not have a material adverse impact on the financial position, results of operations or cash flows of the Company.

(11) RECENTLY ISSUED ACCOUNTING STANDARDS:

Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. During December 2003 the FASB revised FASB Interpretation No. 46, deferring the effective date of application for public companies to the first reporting period ending after March 15, 2004. Based upon a review by the Company, no variable interest entities have been created or obtained. Accordingly, the adoption of FASB Interpretation No. 46 did not have any impact on the Company’s consolidated financial statements.

(12) SUBSEQUENT EVENT:

On April 29, 2004, the Company announced that it had exercised its right to purchase and redeem a total of 657,125 shares of its common stock from a group of three unaffiliated stockholders at an exercise price of $4.00 per share in accordance with the terms of a previously announced Redemption Agreement. The Company expects this purchase and redemption to close on June 25, 2004 and for the repurchased shares to be retired and resume the status of authorized and unissued shares.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and the unaudited interim consolidated financial statements and the related notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. Certain prior period amounts have been reclassified to conform to the current period’s designation.

We have made forward-looking statements, which are subject to risks and uncertainties, in this Quarterly Report on Form 10-Q. These statements are based on the beliefs and assumptions of our management and on the information currently available to it. Forward-looking statements may be preceded by, followed by, or otherwise include the words “may,” “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “could,” “would,” “should,” or similar expressions or statements that certain events or conditions may occur. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by these forward-looking statements. These forward-looking statements are based largely on our expectations and the beliefs and assumptions of our management and on the information currently available to it and are subject to a number of risks and uncertainties, including, but not limited to, the risks and uncertainties associated with: economic, competitive, political, governmental and other factors affecting us and our operations, markets and products; the success of our technological, strategic and business initiatives; constantly changing, and our compliance with, governmental regulation; our limited operating revenues and history of operational losses; our agreements with IVAX, third party distributors and key personnel; consolidation of our customers affecting our operations, markets and products; reimbursement policies of governmental and private third parties affecting our operations, markets and products; price constraints imposed by our customers and governmental and private third parties; our ability to replace our largest customer; our ability to consummate potential acquisitions of businesses or products; our ability to integrate acquired businesses or products; the risk that the closing of our purchase and redemption of the 657,125 shares of our common stock may not occur when expected, if at all; protecting our intellectual property; political and economic instability and foreign currency fluctuation affecting our foreign operations; the holding of substantially all of our cash and cash equivalents at a single brokerage firm, including risks relating to the bankruptcy or insolvency of such brokerage firm; litigation regarding products, distribution rights, intellectual property rights and product liability; voting control of our common stock by IVAX; conflicts of interest with IVAX and with our officers, directors and employees; and other factors discussed elsewhere in this quarterly report on Form 10-Q. Many of these factors are beyond our control.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

NET REVENUES AND GROSS PROFIT

Net revenues for the three months ended March 31, 2004 totaled $4,732,000, an increase of $288,000, or 6.5%, from the $4,444,000 reported in the prior year comparable period. This increase was comprised of an increase of $343,000 in external net revenues from Italian operations partially offset by a decrease in external net revenues of $55,000 from domestic operations. External net revenues from Italian operations totaled $1,695,000 for the three months ended March 31, 2004, compared to $1,352,000 for the three months ended March 31, 2003. This 25.4% increase was primarily attributable to an increase in revenue due to fluctuations of the United States dollar relative to the Euro, as further discussed in “Currency Fluctuations” below. As measured in Euros, Italian revenues increased primarily as a result of revenue generated from an increased number of instrument placements. Domestic operations generated external net revenues of $3,036,000 for the three months ended March 31, 2004, compared to $3,091,000 for the three months ended March 31, 2003. This 1.8% decrease in domestic external revenues was primarily due to decreased revenue from the sale of instruments as well as a decrease in sales of autoimmune antigens. Gross profit for the three months ended March 31, 2004 increased $417,000, or 17.1%, to $2,849,000 (60.2% of net revenues) from $2,432,000 (54.7% of net revenues) for the three months ended March 31, 2003. The increase in gross profit was primarily due to an increase in gross profit as a percentage of net revenues due to improved manufacturing efficiencies and the replacement of products, which were sold to customers obtained as a result of our May 2002 transaction with Sigma Diagnostics, Inc., that were manufactured by others with products manufactured by us. Gross profit also increased in the three months ended March 31, 2004 compared to the three months ended March 31, 2003 due to fluctuations of the United States dollar relative to the Euro.

OPERATING EXPENSES

Selling expenses of $1,400,000 (29.6% of net revenues) for the three months ended March 31, 2004 were composed of expenses of $853,000 from domestic operations and $547,000 from Italian operations. For the three months ended March 31, 2003, domestic selling expenses were $833,000 while $452,000 was incurred in Italy, totaling $1,285,000 (28.9% of net revenues). This increase in selling expenses of $115,000 was primarily attributable to the effect of exchange rate fluctuations. As measured in local currency, no significant variances existed in domestic or Italian selling expenses during the three months ended March 31, 2004 compared to selling expenses incurred in the three months ended March 31, 2003. General and administrative expenses totaled $1,086,000 (23.0% of net revenues) for the three months ended March 31, 2004, a decrease of $78,000, from $1,164,000 (26.2% of net revenues) for the three months ended March 31, 2003. General and administrative expenses decreased primarily due a decrease in compensation expense due to the completion on June 30, 2003 of the amortization of noncash stock option compensation costs recorded as a result of the merger between b2bstores.com and the pre-merger IVAX Diagnostics. Research and development expenses totaled $318,000 for the three months ended March 31, 2004 compared to $347,000 for the three months ended March 31, 2003, representing 6.7% and 7.8% of net revenues, respectively. The decrease of $29,000 was primarily the result of a decrease in domestic research and development expenses from $224,000 in the three months ended March 31, 2003 to $200,000 in the three months ended March 31, 2004, primarily due to reductions in supply and consumables costs and consulting expenses. Italian research and development expenses also decreased, from $123,000 in the three months ended March 31, 2003 to $118,000 in the three months ended March 31, 2004 as a result of decreased instrumentation development costs, primarily due to lower labor and consulting expenses. The decreased Italian research and development expenses were partially offset by an increase caused by fluctuations of the United States dollar relative to the Euro. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

OPERATING INCOME (LOSS)

Operating income was $45,000 during the three months ended March 31, 2004 compared to an operating loss of $364,000 during the three months ended March 31, 2003. Exclusive of intersegment elimination adjustments, which increased consolidated operating income by $81,000, operating income in the three months ended March 31, 2004 was composed of operating losses of $8,000 from domestic operations and $28,000 from Italian operations. Excluding intersegment elimination adjustments, which decreased consolidated operating loss by $26,000 in the three months ended March 31, 2003, domestic operations incurred an operating loss of $309,000 and Italian operations generated an operating loss of $81,000.

OTHER INCOME (EXPENSE)

Interest income decreased to $42,000 for the three months ended March 31, 2004 from $51,000 for the three months ended March 31, 2003. The decrease was primarily due to lower interest rates in 2004. Other expense, net, totaled $50,000 during the three months ended March 31, 2004, compared to other income, net, of $39,000 during the three months ended March 31, 2003, a decrease of $89,000. This decrease in income was primarily due to net foreign currency gains recognized in 2003, as compared to net foreign currency losses recognized in 2004, on transactions, which were denominated in currencies other than its functional currency, by our Italian subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, our working capital was $24,445,000 compared to $24,334,000 at December 31, 2003. Cash and cash equivalents totaled $15,998,000 at March 31, 2004, as compared to $15,465,000 at December 31, 2003. Substantially all cash and cash equivalents are presently held at one national securities brokerage firm. Accordingly, we are subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver our securities or if the brokerage firm should become bankrupt or otherwise insolvent. We only invest in select money market instruments, municipal securities and corporate issuers.

Net cash flows of $666,000 were provided by operating activities during the three months ended March 31, 2004, compared to $609,000 that was provided by operating activities during the three months ended March 31, 2003. The increase in cash provided by operating activities was primarily the result of improved operating results as well as an increase in cash received from accounts receivables collections. These increases were partially offset by an increase compared to the prior year in net cash utilized for accounts payable and accrued expenses and inventory purchases, as well as a decrease in amortization of noncash stock option compensation costs recorded as a result of the merger between b2bstores.com and the pre-merger IVAX Diagnostics.

Net cash flows of $149,000 were used in investing activities during the three months ended March 31, 2004, as compared to $192,000 used during the same period of the prior year. The decrease in cash used for investing activities was primarily the result of a reduction in our acquisitions of equipment on lease, partially offset by an increase in capital expenditures.

Cash provided by financing activities totaled $41,000 during the three months ended March 31, 2004. No cash was provided by financing activities during the three months ended March 31, 2003. The increase in cash provided was due to the exercise of stock options during the three month period ended March 31, 2004.

Our product research and development expenditures are expected to be approximately $1,500,000 during 2004. Actual expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. There can be no assurance that these expenditures will result in the development of new products or product enhancements, that we will successfully complete products under development, that we will obtain regulatory approval or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed. In addition, we estimate that cash of $600,000 will be required in fiscal 2004 to improve and expand our facilities, equipment and information systems.

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

We maintain allowances for doubtful accounts, particularly in Italy for the operations of our Italian subsidiary, for estimated losses resulting from the inability of our customers to make required or timely payments. Payment cycles are longer in Italy than in the United States. If we require additional allowances, our operating results could be materially adversely affected during the period in which the determination to increase the allowance is or was made.

We did not repurchase any of our common stock during the three months ended March 31, 2004 or 2003, respectively, as part of the common stock repurchase program approved by our Board of Directors in May 2002. On April 29, 2004, we announced that we had exercised our right to purchase and redeem a total of 657,125 shares of our common stock from a group of three unaffiliated stockholders at an exercise price of $4.00 per share in accordance with the terms of a previously announced Redemption Agreement. We expect this purchase and redemption to close on June 25, 2004 and for the repurchased shares to be retired and resume the status of authorized and unissued shares.

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

We accounted for income taxes on our consolidated financial statements on a stand-alone basis as if we had filed our own income tax returns. However, the pre-merger IVAX Diagnostics reported its income taxes until the merger with b2bstores.com as part of a consolidated group. Therefore, all domestic net operating losses generated prior to the merger were utilized by IVAX. Since the merger, we have experienced domestic losses from operations. Accounting principles generally accepted in the United States require that we record a valuation allowance against the deferred tax asset associated with these losses if it is “more likely than not” that we will not be able to utilize the net operating loss to offset future taxes. Due to the losses from the operations of our domestic operations since the merger, we have provided full valuation reserves against domestic deferred tax assets and currently provide for only foreign income taxes. Over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of the net operating loss carryforward. Upon reaching such a conclusion, and upon such time as we reversed the entire valuation against the deferred tax asset, we would then provide for income taxes at a rate equal to our combined federal and state effective rates. Conversely, we have recorded deferred tax assets as a result of losses generated in Italy due to the belief that over time we will return to previous levels of profitability that will permit the deferred asset to be realized. These subsequent revisions to the valuation allowance relating to the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. During December 2003 the FASB revised FASB Interpretation No. 46, deferring the effective date of application for public companies to the first reporting period ending after March 15, 2004. Based upon our review, no variable interest entities have been created or obtained. Accordingly, the adoption of FASB Interpretation No. 46 did not have any impact on our consolidated financial statements.

CURRENCY FLUCTUATIONS

For the three months ended March 31, 2004 and 2003, approximately 35.8% and 30.4%, respectively, of our net revenues were generated in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the strength of the United States dollar against the Euro resulted in an increase of approximately $223,000 in net revenues for the three months ended March 31, 2004 compared to the same period of the prior year. During the three months ended March 31, 2004 and 2003, none of our subsidiaries were domiciled in highly inflationary environments. The effects of inflation on consolidated net revenues and operating income were not significant.

For the three months ended March 31, 2004, our Italian subsidiary represented 35.8% of our net revenues. Conducting an international business inherently involves a number of difficulties, risks, and uncertainties, such as export and trade restrictions, inconsistent and changing regulatory requirements, tariffs and other trade barriers, cultural issues, longer payment cycles, problems in collecting accounts receivable, political instability, local economic downturns, seasonal reductions in business activity in Europe during the traditional summer vacation months, and potentially adverse tax consequences.

INCOME TAXES

We recognized a tax provision of $18,000 and $13,000 for the three months ended March 31, 2004 and 2003, respectively, which related to foreign operations. Through March 14, 2001, the pre-merger IVAX Diagnostics reported its domestic income taxes as part of a consolidated group with IVAX. All domestic taxable losses generated prior to that date were utilized by IVAX. Effective March 14, 2001, as a result of the merger between b2bstores.com and the pre-merger IVAX Diagnostics, we are no longer included in the consolidated income tax returns of IVAX.

For financial statement purposes, we accounted for income taxes on a stand-alone basis as though we had filed our own income tax returns. Our income tax provisions for the three months ended March 31, 2004 and 2003 were different from the amount computed on the loss before provision for income taxes at the United States federal statutory rate of 35% primarily due to the expected utilization of prior period net operating losses to offset current taxable income for the three months ended March 31, 2004 and the non-recognition of the benefits of domestic taxable losses for the three months ended March 31, 2003 which include the previously discussed non-deductible stock option compensation expense.

As of March 31, 2004, we had no net domestic deferred tax asset, as domestic net operating losses generated prior to the merger were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets generated subsequent to March 14, 2001. The foreign net deferred tax asset was $877,000 at March 31, 2004, of which $865,000 is included in other current assets and $12,000 is included in other assets in the accompanying consolidated balance sheet. Realization of the net deferred tax asset is dependent upon generating sufficient future foreign taxable income through operations or tax planning strategies. Although realization is not assured, over time we believe we will reach levels of profitability which will permit the net deferred tax asset to be realized.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

On February 19, 2003, the Company filed a Complaint in Arbitration with the International Center for Dispute Resolution at the American Arbitration Association against Phoenix Bio-Tech Corporation, or Phoenix, for breach of contract, specific performance and injunctive relief arising out of Phoenix’s alleged failure to honor its obligations under an exclusive marketing agreement, which the Company had assumed in its May 2002 transaction with Sigma Diagnostics, Inc. Phoenix purports to have terminated the exclusive marketing agreement. Under the Complaint in Arbitration, the Company is seeking (a) damages from Phoenix for Phoenix’s breach of the exclusive marketing agreement, (b) temporary and permanent injunctive relief requiring Phoenix to not breach the exclusive marketing agreement, (c) specific performance requiring Phoenix to perform its obligations under the exclusive marketing agreement, and (d) payment by Phoenix of the Company’s attorneys’ fees and costs incurred in bringing this action. On March 7, 2003, the Company received notice that Phoenix filed an Answering Statement to Complaint in Arbitration and a Counterclaim against the Company. Under the Answer and Counterclaim, Phoenix is seeking (y) damages from the Company currently estimated by Phoenix to be approximately $225,000 for the Company’s alleged breach of the exclusive marketing agreement and (z) a determination of whether the exclusive marketing agreement (i) is unenforceable as a result of misrepresentations, (ii) has been breached by the Company, and (iii) has been properly terminated by Phoenix. The Company’s management denies the allegations in the Answer and Counterclaim and intends to vigorously defend such claims, but the ultimate outcome of any such arbitral proceeding cannot be determined and the Company’s ultimate liability cannot presently be determined. If the Company is not successful on the claims in its Complaint in Arbitration or if the Company is not successful in its defense of the claims in the Answer and Counterclaim, then the Company’s business, operating results and financial condition could be materially adversely affected.

The Company is involved in various legal claims and actions and regulatory matters, and other notices and demand proceedings arising in the ordinary course of business. While it is not possible to predict or determine the outcome of these proceedings, in the opinion of management, based on a review with legal counsel, any losses resulting from such legal proceedings would not have a material adverse impact on the financial position, results of operations or cash flows of the Company.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On March 18, 2004, the Company furnished a Current Report on Form 8-K to provide its earnings release for the year and quarter ended December 31, 2003. Such information shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVAX Diagnostics, Inc.

Date: May 14, 2004	By:	/s/ MARK DEUTSCH

Mark Deutsch, Vice President-Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002