Form 10-Q
period 2004-06-30
IVAX DIAGNOSTICS INC
filed 2004-08-13
CIK 1095858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

27,019,829 shares of Common Stock, $ .01 par value, outstanding as of August 6, 2004.

IVAX DIAGNOSTICS, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$12,554,278	$15,464,839
Accounts receivable, net of allowances for doubtful accounts of $2,919,757 in 2004 and $2,897,833 in 2003	6,999,146	6,676,910
Inventories	4,486,070	4,473,062
Other current assets	2,115,654	1,649,360

Total current assets	26,155,148	28,264,171

Property, plant and equipment, net	2,174,137	2,128,029
Goodwill, net	6,704,303	6,683,461
Equipment on lease	969,335	1,205,593
Other assets	71,661	84,240

Total assets	$36,074,584	$38,365,494

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,442,666	$810,694
Accrued expenses and other current liabilities	2,700,707	3,119,941

Total current liabilities	4,143,373	3,930,635

Other long-term liabilities	530,790	471,577

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding 27,019,829 in 2004 and 27,659,329 in 2003	270,198	276,593
Capital in excess of par value	41,010,041	43,582,346
Accumulated deficit	(8,877,427)	(9,101,104)
Accumulated other comprehensive loss	(1,002,391)	(794,553)

Total shareholders’ equity	31,400,421	33,963,282

Total liabilities and shareholders’ equity	$36,074,584	$38,365,494

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Six months
Period Ended June 30,	2004	2003	2004	2003
Net revenues	$5,005,699	$4,491,466	$9,737,889	$8,935,034
Cost of sales	2,035,932	1,769,506	3,919,191	3,780,635

Gross profit	2,969,767	2,721,960	5,818,698	5,154,399

Operating expenses:
Selling	1,362,005	1,391,493	2,761,870	2,676,721
General and administrative	1,179,166	1,273,980	2,264,717	2,438,425
Research and development	316,464	343,775	634,830	690,501

Total operating expenses	2,857,635	3,009,248	5,661,417	5,805,647

Income (loss) from operations	112,132	(287,288)	157,281	(651,248)

Other income:
Interest income	42,133	90,413	84,133	141,620
Other income, net	75,760	112,172	25,812	150,983

Total other income, net	117,893	202,585	109,945	292,603

Income (loss) before provision for income taxes	230,025	(84,703)	267,226	(358,645)
Provision for income taxes	25,421	23,063	43,549	36,481

Net income (loss)	$204,604	$(107,766)	$223,677	$(395,126)

Basic earnings (loss) per common share	$0.01	$0.00	$0.01	$(0.01)

Diluted earnings (loss) per common share	$0.01	$0.00	$0.01	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	27,631,155	27,538,703	27,651,345	27,528,945

Diluted	28,446,942	27,538,703	28,465,373	27,528,945

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months Ended June 30,	2004	2003
Cash flows from operating activities:
Net income (loss)	$223,677	$(395,126)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	567,389	579,628
Provision for doubtful accounts receivable	111,864	193,227
Stock option compensation expense	—	222,225
Changes in operating assets and liabilities:
Accounts receivable	(585,275)	(800,282)
Inventories	(71,456)	221,980
Other current assets	(506,248)	(345,098)
Other assets	190	158
Accounts payable and accrued expenses	287,860	387,048
Other long-term liabilities	74,405	(10,445)

Net cash flows provided by operating activities	102,406	53,315

Cash flows from investing activities:
Capital expenditures	(217,824)	(131,583)
Acquisitions of equipment on lease	(188,714)	(443,262)

Net cash flows used in investing activities	(406,538)	(574,845)

Cash flows from financing activities:
Proceeds from stock option exercises	49,800	249,830
Repurchase of common stock	(2,628,500)	—

Net cash flows provided by (used in) financing activities	(2,578,700)	249,830

Effect of exchange rate changes on cash and cash equivalents	(27,729)	74,826

Net decrease in cash and cash equivalents	(2,910,561)	(196,874)
Cash and cash equivalents at the beginning of the period	15,464,839	15,941,663

Cash and cash equivalents at the end of the period	$12,554,278	$15,744,789

Supplemental disclosures:
Interest paid	$—	$—

Income tax payments	$262,169	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) GENERAL:

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the six months ended June 30, 2004 are not necessarily indicative of the results of operations and cash flows which may be reported for the remainder of 2004. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the IVAX Diagnostics, Inc. (“IVAX Diagnostics,” “the Company,” “we,” “us,” “our”) Annual Report on Form 10-K for the year ended December 31, 2003. Certain prior period amounts presented in the consolidated financial statements have been reclassified to conform to the current period’s designation.

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

Substantially all cash and cash equivalents are presently held at one national securities brokerage firm. Accordingly, the Company is subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver the Company’s securities or if the brokerage firm should become bankrupt or otherwise insolvent. At June 30, 2004 and December 31, 2003, the Company owned no marketable securities. It is the Company’s policy to invest in select money market instruments, municipal securities and corporate issuers.

(3) INVENTORIES:

Inventories consist of the following:

	June 30, 2004	December 31, 2003
Raw materials	$1,759,373	$1,611,794
Work-in-process	417,892	340,301
Finished goods	2,308,805	2,520,967

Total inventories	$4,486,070	$4,473,062

(4) CONCENTRATION OF CREDIT RISK:

The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts as required. The Company’s accounts receivables are generated from sales made from both in the United States and Italy. As of June 30, 2004 and December 31, 2003, $4,992,882 and $4,721,125, respectively, of the Company’s net accounts receivable were due in Italy. Of the total net accounts receivable, 57.8% at June 30, 2004 and 59.6% at December 31, 2003 were due from hospitals and laboratories controlled by the Italian government.

(5) EARNINGS (LOSS) PER SHARE:

A reconciliation of the denominator of the basic and diluted earnings (loss) per share computation is as follows:

	Three Months		Six months
Period Ended June 30,	2004	2003	2004	2003
Basic weighted average shares outstanding	27,631,155	27,538,703	27,651,345	27,528,945
Effect of dilutive securities – stock options and warrants	815,787	—	814,028	—

Diluted weighted average shares outstanding	28,446,942	27,538,703	28,465,373	27,528,945

Not included in the calculation of diluted Earnings (loss) per share because their impact is antidilutive:
Stock options and warrants outstanding	570,349	1,910,828	540,972	1,910,828

(6) INCOME TAXES:

The provision for income taxes consists of the following:

	Three Months		Six months
Period Ended June 30,	2004	2003	2004	2003
Current provision:
Foreign	$25,421	$23,063	$43,549	$36,481

The Company’s income tax provisions for the three months and six months ended June 30, 2004 and 2003 were different from the amount computed on the loss before provision for income taxes at the United States federal statutory rate of 35% primarily due to the non-recognition of the benefits of domestic taxable losses. Included in the loss before provision for income taxes was nondeductible stock option compensation expense of $73,575 and $222,225 for the three months and six months ended June 30, 2003.

The Company has established a full valuation allowance on its net domestic deferred tax assets, which are primarily comprised of net operating loss carryforwards. The portion of these domestic net operating loss carryforwards generated prior to March 14, 2001, the consummation date of the merger between b2bstores.com and the pre-merger IVAX Diagnostics, then a wholly-owned subsidiary of IVAX, were utilized by IVAX. On a separate return basis, no recognition of that utilization is reflected in the accompanying consolidated financial statements. Domestic net operating losses generated by the Company after March 14, 2001 are approximately $6,125,000 and $5,955,000 at June 30, 2004 and December 31, 2003, respectively. These net operating losses will begin to expire in 2021. Foreign deferred tax assets totaled $862,935 at June 30, 2004, of which $856,835 is included in other current assets and $6,100 is included in other assets. As of December 31, 2003, foreign deferred tax assets totaled $897,244, of which $884,649 and $12,595 were included in other current assets and other assets, respectively. Realization of the net foreign deferred tax asset is dependent upon generating sufficient future taxable income through operations or tax planning strategies. Although realization is not assured, management believes that it is more likely than not that the net foreign deferred tax asset will be realized, and accordingly, no valuation allowance has been recorded relative to the net foreign deferred tax asset.

(7) COMPREHENSIVE INCOME:

The components of the Company’s comprehensive income are as follows:

	Three Months		Six months
Period Ended June 30,	2004	2003	2004	2003
Net income (loss)	$204,604	$(107,766)	$223,677	$(395,126)
Foreign currency translations adjustments	(63,046)	332,388	(207,838)	562,036

Comprehensive income	$141,558	$224,622	$15,839	$166,910

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

	Three Months		Six months
Period Ended June 30,	2004	2003	2004	2003
Net income (loss) as reported	$204,604	$(107,766)	$223,677	$(395,126)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	81,745	70,511	154,900	141,041

Pro forma net earnings (loss)	$122,859	$(178,277)	$68,770	$(536,167)
Pro forma basic earnings (loss) per share	$0.00	$(0.01)	$0.00	$(0.02)
Pro forma diluted earnings (loss) per share	$0.00	$(0.01)	$0.00	$(0.02)
Pro forma weighted average fair value of options granted	—	—	—	—
Assumptions used in pricing model:
Expected life (years)	6.0	5.0	6.0	5.0
Risk-free interest rate	3.5%	3.5%	3.5%	3.5%
Expected volatility	79%	108%	79%	108%
Dividend yield	—	—	—	—

(9) STOCKHOLDERS’ EQUITY:

On June 25, 2004, the Company purchased and redeemed a total of 657,125 shares of its common stock from a group of three unaffiliated stockholders at an exercise price of $4.00 per share in accordance with the terms of a previously announced Redemption Agreement. These shares have been retired and have resumed the status of authorized and unissued shares.

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

Net Revenues by Region

Period Ended June 30,

	Three Months		Six months
	2004	2003	2004	2003
Domestic
External net revenues	$3,157,935	$2,794,032	$6,194,904	$5,885,379
Intercompany revenues	324,134	238,625	456,426	458,627

	3,482,069	3,032,657	6,651,330	6,344,006

Italian
External net revenues	1,847,764	1,697,434	3,542,985	3,049,655
Intercompany revenues	33,821	26,249	79,708	51,230

	1,881,585	1,723,683	3,622,693	3,100,885

Elimination	(357,955)	(264,874)	(536,134)	(509,857)

Consolidated net revenues	$5,005,699	$4,491,466	$9,737,889	$8,935,034

Income (Loss) from Operations by Region

Period Ended June 30,

	Three Months		Six months
	2004	2003	2004	2003
Domestic	$24,321	$(367,317)	$15,922	$(676,589)
Italian	98,102	57,491	70,246	(23,682)
Elimination	(10,291)	22,538	71,113	49,023

Income (loss) from operations	$112,132	$(287,288)	$157,281	$(651,248)

			June 30,
			2004	2003
Total Assets:
Domestic			$20,588,042	$24,051,975
Italian			15,486,542	14,742,202
Elimination			—	(156,919)

Total assets			$36,074,584	$38,637,258

(11) COMMITMENTS AND CONTINGENCIES:

On February 19, 2003, the Company filed a Complaint in Arbitration with the International Centre for Dispute Resolution at the American Arbitration Association against Phoenix Bio-Tech Corporation (“Phoenix”) for breach of contract, specific performance and injunctive relief arising out of Phoenix’s alleged failure to honor its obligations under an exclusive marketing agreement, which the Company had assumed in its May 2002 transaction with Sigma Diagnostics. Phoenix purported to have terminated the exclusive marketing agreement. Under the Complaint in Arbitration, the Company sought (a) damages from Phoenix for Phoenix’s breach of the exclusive marketing agreement, (b) temporary and permanent injunctive relief requiring Phoenix to not breach the exclusive marketing agreement, (c) specific performance requiring Phoenix to perform its obligations under the exclusive marketing agreement, and (d) payment by Phoenix of the Company’s attorneys’ fees and costs incurred in bringing this action. On March 7, 2003, the Company received notice that Phoenix filed an Answering Statement to Complaint in Arbitration and a Counterclaim against the Company. Under the Answer and Counterclaim, Phoenix sought (y) damages from the Company estimated by Phoenix to be approximately $225,000 for the Company’s alleged breach of the exclusive marketing agreement and (z) a determination of whether the exclusive marketing agreement (i) was unenforceable as a result of misrepresentations, (ii) had been breached by the Company, and (iii) had been properly terminated by Phoenix.

The Company and Phoenix reached a settlement under which the parties (i) agreed that the exclusive marketing agreement was mutually terminated, (ii) released each other from all claims under the exclusive marketing agreement, and (iii) entered into a new agreement regarding the same products of Phoenix. On July 26, 2004, the Company and Phoenix filed a joint stipulation to the dismissal of all claims and counterclaims with prejudice with the International Centre for Dispute Resolution at the American Arbitration Association.

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

(12) RECENTLY ISSUED ACCOUNTING STANDARDS:

Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. During December 2003, the FASBP revised FASB Interpretation No. 46, deferring the effective date of application for public companies to the first reporting period ending after March 15, 2004. Based upon a review by the Company, no variable interest entities have been created or obtained. Accordingly, the adoption of FASB Interpretation No. 46 in the first quarter of 2004 did not have any impact on the Company’s consolidated financial statements.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

NET REVENUES AND GROSS PROFIT

Net revenues for the six months ended June 30, 2004 totaled $9,738,000, an increase of $803,000, or 9.0%, from the $8,935,000 reported in the prior year comparable period. This increase was comprised of an increase of $310,000 in external net revenues from domestic operations and an increase in external net revenues of $493,000 from Italian operations. Domestic operations generated external net revenues of $6,195,000 for the six months ended June 30, 2004, compared to $5,885,000 for the six months ended June 30, 2003. This 5.3% increase in domestic external revenues was primarily due to greater revenue derived from an increased number of instrument placements. External net revenues from Italian operations totaled $3,543,000 for the six months ended June 30, 2004, compared to $3,050,000 for the six months ended June 30, 2003. This 16.2% increase was primarily attributable to an increase in revenue due to fluctuations of the United States dollar relative to the Euro, as further discussed in “Currency Fluctuations” below. As measured in Euros, Italian revenues increased primarily as a result of revenue generated from an increased number of instrument placements partially offset by decreased revenue resulting from a lower volume of instrument sales. Gross profit for the six months ended June 30, 2004 increased $665,000, or 12.9%, to $5,819,000 (59.8% of net revenues) from $5,154,000 (57.7% of net revenues) for the six months ended June 30, 2003. The increase in gross profit and gross profit as a percentage of net revenues was primarily attributable to improved manufacturing efficiencies and the replacement of products, which were sold to customers obtained as a result of our May 2002 transaction with Sigma Diagnostics, Inc., with products manufactured by us rather than products manufactured by others. Gross profit also increased due to fluctuations of the United States dollar relative to the Euro.

OPERATING EXPENSES

Selling expenses of $2,762,000 (28.4% of net revenues) for the six months ended June 30, 2004 were composed of expenses of $1,663,000 from domestic operations and $1,099,000 from Italian operations. For the six months ended June 30, 2003, domestic selling expenses were $1,763,000 while $914,000 was incurred in Italy, totaling $2,677,000 (30.0% of net revenues). This increase in selling expenses of $85,000 was primarily due to the effect of exchange rate fluctuations. As measured in local currency, the increase in expenses incurred in Italy was primarily attributable to increased payroll costs. Domestic expenses decreased primarily as a result of decreased travel and promotional costs, partially offset by increased payroll costs. General and administrative expenses totaled $2,265,000 (23.3% of net revenues) for the six months ended June 30, 2004, a decrease of $173,000 from $2,438,000 (27.3% of net revenues) for the six months ended June 30, 2003. General and administrative expenses decreased primarily due to a decrease in compensation expense due to the completion on June 30, 2003 of the amortization of noncash stock option compensation costs recorded as a result of the merger between b2bstores.com and the pre-merger IVAX Diagnostics. Further decreases in general and administrative expenses due to lower legal costs were partially offset by increased insurance expenses. Research and development expenses totaled $635,000 and $691,000 for the six months ended June 30, 2004 and June 30, 2003, representing 6.5% and 7.7% of net revenues, respectively. The decrease of $56,000 consisted of a decrease in domestic research and development expenses from $441,000 in the six months ended June 30, 2003 to $399,000 in the six months ended June 30, 2004, while Italian research and development expenses decreased to $236,000 in the six months ended June 30, 2004 from $250,000 in the six months ended June 30, 2003. These decreases were primarily the result of lower payroll and consulting costs. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

INCOME (LOSS) FROM OPERATIONS

Income from operations was $157,000 during the six months ended June 30, 2004 compared to a loss from operations of $651,000 during the six months ended June 30, 2003. Excluding intersegment elimination adjustments, which increased consolidated income from operations by $71,000, income from operations in the six months ended June 30, 2004 was composed of income from operations of $16,000 from domestic operations and $70,000 from Italian operations. Excluding intersegment elimination adjustments, which decreased consolidated loss from operations by $49,000, loss from operations in the six months ended June 30, 2003 was composed of loss from operations of $676,000 from domestic operations and $24,000 from Italian operations.

OTHER INCOME, NET

Interest income decreased to $84,000 for the six months ended June 30, 2004 from $142,000 for the six months ended June 30, 2003. The decrease was due to interest earned in Italy in 2003 on past due accounts receivable. Other income, net totaled $26,000 during the six months ended June 30, 2004, compared to $151,000 during the six months ended June 30, 2003, a decrease of $125,000. This decrease in income was due to larger net foreign currency gains recognized in 2003 as compared to net foreign gains recognized in 2004, on transactions by our Italian subsidiary which were denominated in currencies other than its functional currency.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

NET REVENUES AND GROSS PROFIT

Net revenues for the three months ended June 30, 2004 totaled $5,006,000, an increase of $515,000, or 11.5%, from the $4,491,000 reported in the prior year comparable period. This increase was comprised of an increase of $364,000 in external net revenues from domestic operations and an increase in external net revenues of $151,000 from Italian operations. Domestic operations generated external net revenues of $3,158,000 for the three months ended June 30, 2004, compared to $2,794,000 for the three months ended June 30, 2003. This 13.0% increase in domestic external revenues was primarily due to greater reagent revenue derived from an increased number of instrument placements. External net revenues from Italian operations totaled $1,848,000 for the three months ended June 30, 2004, compared to $1,697,000 for the three months ended June 30, 2003. This 8.9% increase was primarily attributable to an increase in revenue due to fluctuations of the United States dollar relative to the Euro, as further discussed in “Currency Fluctuations” below. When measured in Euros, external net revenues from Italian operations increased slightly due to higher revenue from reagent sales due to the increased number of instrument placements. This increase was offset by a reduction in revenue from the sale of instruments. Gross profit for the three months ended June 30, 2004 increased $248,000, or 9.1%, to $2,970,000 (59.3% of net revenues) from $2,722,000 (60.6% of net revenues) for the three months ended June 30, 2003. Gross profit increased primarily due to the increase in net revenues. No significant variances or trends caused the slight decrease in gross profit as a percentage of net revenues.

OPERATING EXPENSES

Selling expenses of $1,362,000 (27.2% of net revenues) for the three months ended June 30, 2004 were composed of expenses of $810,000 from domestic operations and $552,000 from Italian operations. For the three months ended June 30, 2003, domestic selling expenses were $930,000 while $461,000 was incurred in Italy, totaling $1,391,000 (31.0% of net revenues). This decrease in selling expenses of $29,000 was primarily due to a decrease in domestic selling expenses of $120,000, with the most significant reductions caused by reduced labor, travel and service costs. Offsetting this decrease was an increase in selling expenses of $91,000. The most significant increase in expenses incurred in Italy, after considering the effect of exchange rate fluctuations, was an increase in payroll costs. General and administrative expenses totaled $1,179,000 (23.6% of net revenues) for the three months ended June 30, 2004, a decrease of $95,000 from $1,274,000 (28.4% of net revenues) for the three months ended June 30, 2003. General and administrative expenses decreased primarily due to a decrease in compensation expense due to the completion on June 30, 2003 of the amortization of noncash stock option compensation costs recorded as a result of the merger between b2bstores.com and the pre-merger IVAX Diagnostics. Further decreases in general and administrative expenses due to lower legal costs were partially offset by increased insurance expenses. Research and development expenses totaled $316,000 for the three months ended June 30, 2004 compared to $344,000 for the three months ended June 30, 2003, representing 6.3% and 7.7% of net revenues, respectively. No material differences in the amount of domestic or Italian research and development expenses occurred in the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

INCOME (LOSS) FROM OPERATIONS

Income from operations was $112,000 during the three months ended June 30, 2004 compared to a loss from operations of $287,000 during the three months ended June 30, 2003. Excluding intersegment elimination adjustments, which decreased consolidated income from operations by $10,000, income from operations in the three months ended June 30, 2004 was composed of income from operations of $98,000 from Italian operations and $24,000 from domestic operations. Excluding intersegment elimination adjustments, which decreased consolidated loss from operations by $23,000, loss from operations in the three months ended June 30, 2003 was composed of loss from operations of $367,000 from domestic operations and $57,000 from Italian operations.

OTHER INCOME, NET

Interest income decreased to $42,000 for the three months ended June 30, 2004 from $90,000 for the three months ended June 30, 2003. The decrease was primarily due to interest received in Italy in 2003 as part of accounts receivable collections. Other income, net totaled $76,000 during the three months ended June 30, 2004, compared to $112,000 during the three months ended June 30, 2003, a decrease of $36,000. This decrease in income was due to larger net foreign currency gains recognized in 2003 as compared to net foreign gains recognized in 2004, on transactions by our Italian subsidiary which were denominated in currencies other than its functional currency.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, our working capital was $22,012,000 compared to $24,334,000 at December 31, 2003. Cash and cash equivalents totaled $12,554,000 at June 30, 2004, as compared to $15,465,000 at December 31, 2003. Substantially all cash and cash equivalents are presently held at one national securities brokerage firm. Accordingly, we are subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver our securities or if the brokerage firm should become bankrupt or otherwise insolvent. We only invest in select money market instruments, municipal securities and corporate issuers.

Net cash flows of $102,000 were provided by operating activities during the six months ended June 30, 2004, compared to $53,000 that was provided by operating activities during the six months ended June 30, 2003. The increase in cash provided by operating activities was primarily the result of improved operating results as well as an increase in cash received from accounts receivable collections. These increases were partially offset by an increase compared to the prior year in net cash utilized for inventory purchases, as well as a decrease in amortization of noncash stock option compensation costs recorded as a result of the merger between b2bstores.com and the pre-merger IVAX Diagnostics.

Net cash flows of $407,000 were used in investing activities during the six months ended June 30, 2004, as compared to $575,000 used during the same period of the prior year. The decrease in cash used for investing activities was primarily the result of a reduction in our acquisition costs of equipment on lease, partially offset by an increase in capital expenditures.

Net cash of $2,579,000 was used for financing activities during the six months ended June 30, 2004, while $250,000 was provided during the same period of 2003. The increase in cash utilized was due to our June 25, 2004 use of $2,629,000 to purchase and redeem 657,125 shares of our common stock from a group of three unaffiliated stockholders at an exercise price of $4.00 per share in accordance with the terms of a previously announced Redemption Agreement. These shares have been retired and have resumed the status of authorized and unissued shares. We made no repurchases of our common stock during the six months ended June 30, 2004 or 2003 as part of the common stock repurchase program approved by our Board of Directors in May 2002.

Our product research and development expenditures are expected to be approximately $1,400,000 during 2004. Actual expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. There can be no assurance that these expenditures will result in the development of new products or product enhancements, that we will successfully complete products under development, that we will obtain regulatory approval or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed. In addition, we estimate that cash of $600,000 will be required in fiscal 2004 to improve and expand our facilities, equipment and information systems.

Our principal source of short term liquidity is existing cash and cash equivalents received as a result of the completion of the merger between b2bstores.com and the pre-merger IVAX Diagnostics, which we believe will be sufficient to meet our operating needs and anticipated capital expenditures for at least the next twelve months. For the long term, we intend to utilize principally existing cash and cash equivalents as well as internally generated funds, which are anticipated to be derived primarily from the sale of existing diagnostic and instrumentation products and diagnostic and instrumentation products currently under development. To the extent that the aforementioned sources of liquidity are insufficient, we may consider issuing debt or equity securities or curtailing or reducing our operations.

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

We maintain allowances for doubtful accounts, particularly in Italy for the operations of our Italian subsidiary, for estimated losses resulting from the inability of our customers to make required payments. In many instances our receivables in Italy, while currently due and payable, take in excess of a year to collect. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then we may be required to make additional allowances which would adversely affect our operating results during the period in which the determination or allowance is or was made.

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

We accounted for income taxes on our consolidated financial statements on a stand-alone basis as if we had filed our own income tax returns. However, the pre-merger IVAX Diagnostics reported its income taxes until the merger with b2bstores.com as part of a consolidated group. Therefore, all domestic net operating losses generated prior to the merger were utilized by IVAX. Since the merger, we have experienced net domestic losses from operations. Accounting principles generally accepted in the United States require that we record a valuation allowance against the deferred tax asset associated with these losses if it is “more likely than not” that we will not be able to utilize the net operating loss to offset future taxes. Due to the cumulative net losses from the operations of our domestic operations since the merger, we have provided full valuation reserves against domestic deferred tax assets and currently provide for only foreign income taxes, since we have sufficient prior year net operating loss carryforwards to offset current taxable income. Over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of the domestic net operating loss carryforward. Upon reaching such a conclusion, and upon such time as we reversed the entire valuation against the deferred tax asset, we would then provide for income taxes at a rate equal to our combined federal and state effective rates. Conversely, we have recorded deferred tax assets as a result of losses generated in Italy due to the belief that over time we will return to previous levels of profitability that will permit the deferred asset to be realized. These subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. During December 2003, the FASB revised FASB Interpretation No. 46, deferring the effective date of application for public companies to the first reporting period ending after March 15, 2004. Based upon our review, no variable interest entities have been created or obtained. Accordingly, the adoption of FASB Interpretation No. 46 in the first quarter of 2004 did not have any impact on our consolidated financial statements.

CURRENCY FLUCTUATIONS

For the six months ended June 30, 2004 and 2003, approximately 36.4% and 34.1%, respectively, of our net revenues were generated in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the strength of the United States dollar against the Euro resulted in increases of approximately $338,000 in net revenues for the six months ended June 30, 2004 and $102,000 for the three months ended June 30, 2004 compared to the same periods of the prior year. During the six months ended June 30, 2004 and 2003, none of our subsidiaries were domiciled in highly inflationary environments. The effects of inflation on consolidated net revenues and operating income were not significant.

For the six months ended June 30, 2004, Delta Biologicals, S.r.l., our subsidiary in Italy, represented 36.4% of our net revenues. Conducting an international business inherently involves a number of difficulties, risks, and uncertainties, such as export and trade restrictions, inconsistent and changing regulatory requirements, tariffs and other trade barriers, cultural issues, longer payment cycles, problems in collecting accounts receivable, political instability, local economic downturns, seasonal reductions in business activity in Europe during the traditional summer vacation months, and potentially adverse tax consequences.

INCOME TAXES

We recognized tax provisions of $25,000 and $23,000 for the three months ended June 30, 2004 and 2003, respectively, and $44,000 and $36,000 for the six months ended June 30, 2004 and 2003, respectively, which related to foreign operations. Through March 14, 2001, the pre-merger IVAX Diagnostics reported its domestic income taxes as part of a consolidated group with IVAX. All domestic taxable losses generated prior to that date were utilized by IVAX. Effective March 14, 2001, as a result of the merger between b2bstores.com and the pre-merger IVAX Diagnostics, we are no longer included in the consolidated income tax returns of IVAX.

For financial statement purposes, we accounted for income taxes on a stand-alone basis as though we had filed our own income tax returns. Our income tax provision for the three and six months ended June 30, 2004 and 2003 was different from the amount computed on the income (loss) before provision for income taxes at the United States federal statutory rate of 35% primarily due to the expected utilization of prior period net operating losses to offset current taxable income for the six months ended June 30, 2004 and the non-recognition of the benefits of domestic taxable losses for the six months ended June 30, 2003, which include the previously discussed non-deductible stock option compensation expense.

As of June 30, 2004, we had no net domestic deferred tax asset, as domestic net operating losses generated prior to the merger were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets generated subsequent to March 14, 2001. The foreign net deferred tax asset was $863,000 at June 30, 2004, of which $857,000 is included in other current assets and $6,000 is included in other assets in the accompanying consolidated balance sheet. Realization of the net foreign deferred tax asset is dependent upon generating sufficient future foreign taxable income through operations or tax planning strategies. Although realization is not assured, over time we believe we will reach levels of profitability which will permit the net foreign deferred tax asset to be realized, and accordingly, no valuation allowance has been recorded relative to the net foreign deferred tax asset.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the Company’s consolidated financial position, results of operations or cash flows. The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.

Foreign Currency Exchange Rate Risk – The Company is exposed to exchange rate risk when its Italian subsidiary enters into transactions denominated in currencies other than its functional currency. For additional information about foreign currency exchange rate risk, see “Currency Fluctuations” in the Company’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

On February 19, 2003, the Company filed a Complaint in Arbitration with the International Centre for Dispute Resolution at the American Arbitration Association against Phoenix Bio-Tech Corporation, or Phoenix, for breach of contract, specific performance and injunctive relief arising out of Phoenix’s alleged failure to honor its obligations under an exclusive marketing agreement, which the Company had assumed in its May 2002 transaction with Sigma Diagnostics. Phoenix purported to have terminated the exclusive marketing agreement. Under the Complaint in Arbitration, the Company sought (a) damages from Phoenix for Phoenix’s breach of the exclusive marketing agreement, (b) temporary and permanent injunctive relief requiring Phoenix to not breach the exclusive marketing agreement, (c) specific performance requiring Phoenix to perform its obligations under the exclusive marketing agreement, and (d) payment by Phoenix of the Company’s attorneys’ fees and costs incurred in bringing this action. On March 7, 2003, the Company received notice that Phoenix filed an Answering Statement to Complaint in Arbitration and a Counterclaim against the Company. Under the Answer and Counterclaim, Phoenix sought (y) damages from the Company estimated by Phoenix to be approximately $225,000 for the Company’s alleged breach of the exclusive marketing agreement and (z) a determination of whether the exclusive marketing agreement (i) was unenforceable as a result of misrepresentations, (ii) had been breached by the Company, and (iii) had been properly terminated by Phoenix.

The Company and Phoenix reached a settlement under which the parties (i) agreed that the exclusive marketing agreement was mutually terminated, (ii) released each other from all claims under the exclusive marketing agreement, and (iii) entered into a new agreement regarding the same products of Phoenix. On July 26, 2004, the Company and Phoenix filed a joint stipulation to the dismissal of all claims and counterclaims with prejudice with the International Centre for Dispute Resolution at the American Arbitration Association.

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

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2004	—	—	—	1,134,573
May 1 – May 31, 2004	—	—	—	1,134,573
June 1 – June 30, 2004	657,125	$4.00	—	1,134,573

Total	657,125	$4.00	—	1,134,573

(a)	This column includes (i) purchases under the Company’s publicly announced share repurchase program described in (b) below and (ii) the Company’s purchase and redemption of a total of 657,125 shares of its common stock from a group of three unaffiliated stockholders at an exercise price of $4.00 per share in accordance with the terms of a previously announced Redemption Agreement.
(b)	The Company’s share repurchase program was approved by the Company’s Board of Directors in May 2002. The program authorizes the repurchase of up to 2,000,000 shares of Company common stock from time to time, directly or through brokers or agents, and will expire upon the repurchase of all of such shares or earlier termination by the Board of Directors.

Item 4 – Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on July 14, 2004. The stockholders voted to re-elect all three nominees for directors of the Company’s Board of Directors. The persons elected to the Company’s Board of Directors and the number of votes cast for and withheld for each nominee for director were as follows:

Director	Term of Office	For	Withheld
Jack R. Borsting, Ph.D.	2007	27,097,658	3,700
Phillip Frost, M.D.	2007	26,801,414	299,944
Glenn L. Halpryn	2007	27,097,658	3,700

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On May 13, 2004, the Company furnished a Current Report on Form 8-K to provide its earnings release for the first quarter of 2004. Such information shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVAX Diagnostics, Inc.

Date: August 13, 2004	By:	/s/ Mark Deutsch
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