Form 10-Q
period 2004-09-30
IVAX DIAGNOSTICS INC
filed 2004-11-12
CIK 1095858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

27,019,829 shares of Common Stock, $.01 par value, outstanding as of November 8, 2004.

IVAX DIAGNOSTICS, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:

Cash and cash equivalents	$11,909,340	$15,464,839
Accounts receivable, net of allowances for doubtful accounts of $2,985,287 in 2004 and $2,897,833 in 2003	7,105,568	6,676,910
Inventories	4,796,946	4,473,062
Other current assets	2,146,903	1,649,360

Total current assets	25,958,757	28,264,171

Property, plant and equipment, net	2,227,947	2,128,029
Goodwill, net	6,691,829	6,683,461
Equipment on lease	870,583	1,205,593
Other assets	70,663	84,240

Total assets	$35,819,779	$38,365,494

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:

Accounts payable	$1,179,643	$810,694
Accrued expenses and other current liabilities	2,639,379	3,119,941

Total current liabilities	3,819,022	3,930,635

Other long-term liabilities	569,410	471,577

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding 27,019,829 in 2004 and 27,659,329 in 2003	270,198	276,593
Capital in excess of par value	41,010,041	43,582,346
Accumulated deficit	(8,971,503)	(9,101,104)
Accumulated other comprehensive loss	(877,389)	(794,553)

Total shareholders’ equity	31,431,347	33,963,282

Total liabilities and shareholders’ equity	$35,819,779	$38,365,494

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Period Ended September 30,	Three Months		Nine Months
	2004	2003	2004	2003
Net revenues	$4,582,855	$4,343,688	$14,320,744	$13,278,722
Cost of sales	1,938,441	1,712,614	5,857,632	5,493,249

Gross profit	2,644,414	2,631,074	8,463,112	7,785,473

Operating expenses:
Selling	1,488,862	1,329,331	4,250,732	4,006,052
General and administrative	1,080,540	1,196,470	3,345,257	3,634,895
Research and development	327,039	304,561	961,869	995,062

Total operating expenses	2,896,441	2,830,362	8,557,858	8,636,009

Loss from operations	(252,027)	(199,288)	(94,746)	(850,536)
Other income:

Interest income	53,433	40,150	137,566	181,770
Other income (expense), net	77,761	(5,465)	103,573	145,518

Total other income, net	131,194	34,685	241,139	327,288

Income (loss) before provision for income taxes	(120,833)	(164,603)	146,393	(523,248)

Provision for (benefit from) income taxes	(26,757)	18,581	16,792	55,062

Net income (loss)	$(94,076)	$(183,184)	$129,601	$(578,310)

Basic earnings (loss) per common share	$0.00	$(0.01)	$0.00	$(0.02)

Diluted earnings (loss) per common share	$0.00	$(0.01)	$0.00	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	27,019,829	27,643,848	27,448,896	27,567,667

Diluted	27,019,829	27,643,848	28,253,534	27,567,667

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2004	2003
Cash flows from operating activities:
Net income (loss)	$129,601	$(578,310)
Adjustments to reconcile net income (loss) to net cash flows (used in) provided by operating activities:
Depreciation and amortization	837,438	826,516
Provision for doubtful accounts receivable	133,638	205,917
Stock option compensation expense	—	222,225
Changes in operating assets and liabilities:
Accounts receivable	(614,360)	(568,722)
Inventories	(345,124)	48,478
Other current assets	(458,088)	(212,264)
Other assets	252	4,060
Accounts payable and accrued expenses	(83,598)	464,552
Other long-term liabilities	56,802	10,906

Net cash (used in) flows provided by operating activities	(343,439)	423,358

Cash flows from investing activities:
Capital expenditures	(343,207)	(212,050)
Acquisitions of equipment on lease	(264,566)	(555,271)

Net cash flows used in investing activities	(607,773)	(767,321)

Cash flows from financing activities:
Proceeds from stock option exercises	49,800	262,320
Repurchase of common stock	(2,628,500)	—

Net cash flows (used in) provided by financing activities	(2,578,700)	262,320

Effect of exchange rate changes on cash and cash equivalents	(25,587)	96,069

Net (decrease) increase in cash and cash equivalents	(3,555,499)	14,426
Cash and cash equivalents at the beginning of the period	15,464,839	15,941,663

Cash and cash equivalents at the end of the period	$11,909,340	$15,956,089

Supplemental disclosures:
Interest paid	$—	$—

Income tax payments	$266,662	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) GENERAL:

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the nine months ended September 30, 2004 are not necessarily indicative of the results of operations and cash flows which may be reported for the remainder of 2004. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the IVAX Diagnostics, Inc. (“IVAX Diagnostics,” “the Company,” “we,” “us,” “our”) Annual Report on Form 10-K for the year ended December 31, 2003. Certain prior period amounts presented in the consolidated financial statements have been reclassified to conform to the current period’s designation.

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

Substantially all cash and cash equivalents are presently held at one national securities brokerage firm. Accordingly, the Company is subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver the Company’s securities or if the brokerage firm should become bankrupt or otherwise insolvent. At September 30, 2004 and December 31, 2003, the Company owned no marketable securities. It is the Company’s policy to invest in select money market instruments, municipal securities and corporate issuers.

(3) INVENTORIES:

Inventories consist of the following:

	September 30, 2004	December 31, 2003
Raw materials	$2,140,982	$1,611,794
Work-in-process	301,607	340,301
Finished goods	2,354,357	2,520,967

Total inventories	$4,796,946	$4,473,062

(4) CONCENTRATION OF CREDIT RISK:

The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts as required. The Company’s accounts receivables are generated from sales made from both in the United States and Italy. As of September 30, 2004 and December 31, 2003, $5,198,893 and $4,721,125, respectively, of the Company’s net accounts receivable were due in Italy. Of the total net accounts receivable, 59.5% at September 30, 2004 and 59.6% at December 31, 2003 were due from hospitals and laboratories controlled by the Italian government.

(5) EARNINGS (LOSS) PER SHARE:

A reconciliation of the denominator of the basic and diluted earnings (loss) per share computation is as follows:

Period Ended September 30,	Three Months		Nine Months
	2004	2003	2004	2003
Basic weighted average shares outstanding	27,019,829	27,643,848	27,448,896	27,567,667
Effect of dilutive securities – stock options and warrants	—	—	804,638	—

Diluted weighted average shares outstanding	27,019,829	27,643,848	28,253,534	27,567,667

Not included in the calculation of diluted earnings (loss) per share because their impact is antidilutive:
Stock options and warrants outstanding	2,489,577	2,322,828	725,836	2,322,828

(6) INCOME TAXES:

The provision for income taxes consists of the following:

Period Ended September 30,	Three Months		Nine Months
	2004	2003	2004	2003
Current provision:
Foreign	$(26,757)	$18,581	$16,792	$55,062

The Company’s income tax provision for the three months and nine months ended September 30, 2004 and 2003 was different from the amount computed on the loss before provision for income taxes at the United States federal statutory rate of 35% primarily due to the non-recognition of the benefits of domestic taxable losses. Included in the loss before provision for income taxes was nondeductible stock option compensation expense of $222,225 for the nine months ended September 30, 2003. No stock option compensation expense was recorded in the three months ended September 30, 2003.

The Company has established a full valuation allowance on its net domestic deferred tax assets, which are primarily comprised of net operating loss carryforwards. The portion of these domestic net operating loss carryforwards generated prior to March 14, 2001, the consummation date of the merger between b2bstores.com and the pre-merger IVAX Diagnostics, then a wholly-owned subsidiary of IVAX, were utilized by IVAX. On a separate return basis, no recognition of that utilization is reflected in the accompanying consolidated financial statements. Domestic net operating losses generated by the Company after March 14, 2001 are approximately $6,480,000 and $5,955,000 at September 30, 2004 and December 31, 2003, respectively. These net operating losses will begin to expire in 2021. Foreign deferred tax assets totaled $932,349 at September 30, 2004, of which $926,131 is included in other current assets and $6,218 is included in other assets. As of December 31, 2003, foreign deferred tax assets totaled $897,244, of which $884,649 and $12,595 were included in other current assets and other assets, respectively. Realization of the net foreign deferred tax asset is dependent upon generating sufficient future taxable income through operations or tax planning strategies. Although realization is not assured, management believes that it is more likely than not that the net foreign deferred tax asset will be realized, and accordingly, no valuation allowance has been recorded relative to the net foreign deferred tax asset.

(7) COMPREHENSIVE INCOME (LOSS):

The components of the Company’s comprehensive income (loss) are as follows:

Period Ended September 30,	Three Months		Nine Months
	2004	2003	2004	2003
Net income (loss)	$(94,076)	$(183,184)	$129,601	$(578,310)
Foreign currency translations adjustment	125,002	80,736	(82,836)	642,772

Comprehensive income (loss)	$30,926	$(102,448)	$46,765	$64,462

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

Period Ended September 30,	Three Months		Nine Months
	2004	2003	2004	2003
Net income (loss) as reported	$(94,076)	$(183,184)	$129,601	$(578,310)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	120,277	79,416	277,494	220,457

Pro forma net loss	$(214,353)	$(262,600)	$(147,893)	$(798,767)

Pro forma basic loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Pro forma diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Pro forma weighted average fair value of options granted	616,500	148,314	920,920	148,314

Assumptions used in pricing model:

Expected life (years)	3.0	5.0	3.0	5.0

Risk-free interest rate	3.5%	3.5%	3.5%	3.5%

Expected volatility	76%	103%	76%	103%

Dividend yield	—	—	—	—

(9) STOCKHOLDERS’ EQUITY:

On June 25, 2004, the Company purchased and redeemed a total of 657,125 shares of its common stock from a group of three unaffiliated stockholders at an exercise price of $4.00 per share in accordance with the terms of a previously announced Redemption Agreement. These shares have been retired and have resumed the status of authorized and unissued shares.

(10) SEGMENT INFORMATION:

The Company’s management reviews financial information, allocates resources and manages its business by geographic region. The Domestic region, which includes corporate expenditures, contains the Company’s subsidiaries in the United States. The Italian region contains the Company’s subsidiary located in Italy. The information provided is based on internal reports and was developed and utilized by management for the sole purpose of tracking trends and changes in the results of the regions. The information, including the allocations of expense and overhead, was calculated based on a management approach and may not reflect the actual economic costs, contributions or results of operations of the regions as stand-alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the regions might differ but the relative trends would, in management’s view, likely not be materially impacted. The table below sets forth net revenues, losses from operations and assets by region.

Net Revenues by Region Period Ended September 30,	Three Months		Nine Months
	2004	2003	2004	2003
Domestic
External net revenues	$3,010,882	$2,926,004	$9,205,786	$8,811,383
Intercompany revenues	147,369	254,070	603,795	712,697

	3,158,251	3,180,074	9,809,581	9,524,080

Italian
External net revenues	1,571,973	1,417,684	5,114,958	4,467,339
Intercompany revenues	39,410	30,411	119,118	81,641

	1,611,383	1,448,095	5,234,076	4,548,980

Elimination	(186,779)	(284,481)	(722,913)	(794,338)

Consolidated net revenues	$4,582,855	$4,343,688	$14,320,744	$13,278,722

Loss from Operations by Region Period Ended September 30,	Three Months		Nine Months
	2004	2003	2004	2003
Domestic	$(149,697)	$(283,560)	$(133,775)	$(960,149)
Italian	(150,644)	31,245	(80,398)	7,563
Elimination	48,314	53,027	119,427	102,050

Loss from operations	$(252,027)	$(199,288)	$(94,746)	$(850,536)

Total Assets:			September 30,
			2004	2003
Domestic			$19,918,133	$23,803,154
Italian			15,901,646	14,863,017
Elimination			—	—

Total assets			$35,819,779	$38,666,171

(11) COMMITMENTS AND CONTINGENCIES:

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

We have made forward-looking statements, which are subject to risks and uncertainties, in this Quarterly Report on Form 10-Q. These statements are based on the beliefs and assumptions of our management and on the information currently available to it. Forward-looking statements may be preceded by, followed by, or otherwise include the words “may,” “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “could,” “would,” “should,” or similar expressions or statements that certain events or conditions may occur. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by these forward-looking statements. These forward-looking statements are based largely on our expectations and the beliefs and assumptions of our management and on the information currently available to it and are subject to a number of risks and uncertainties, including, but not limited to, the risks and uncertainties associated with: economic, competitive, political, governmental and other factors affecting us and our operations, markets and products; the success of our technological, strategic and business initiatives; our anticipated new instrument system may not be available when or perform as expected; constantly changing, and our compliance with, governmental regulation; our limited operating revenues and history of operational losses; our agreements with IVAX, third party distributors and key personnel; consolidation of our customers affecting our operations, markets and products; reimbursement policies of governmental and private third parties affecting our operations, markets and products; price constraints imposed by our customers and governmental and private third parties; our ability to replace our largest customer; our ability to consummate potential acquisitions of businesses or products; our ability to integrate acquired businesses or products; protecting our intellectual property; political and economic instability and foreign currency fluctuation affecting our foreign operations; the holding of substantially all of our cash and cash equivalents at a single brokerage firm, including risks relating to the bankruptcy or insolvency of such brokerage firm; litigation regarding products, distribution rights, intellectual property rights and product liability; voting control of our common stock by IVAX; conflicts of interest with IVAX and with our officers, directors and employees; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2003. Many of these factors are beyond our control.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

NET REVENUES AND GROSS PROFIT

Net revenues for the nine months ended September 30, 2004 totaled $14,321,000, an increase of $1,042,000, or 7.8%, from the $13,279,000 reported in the prior year comparable period. This increase was comprised of an increase in external net revenues of $648,000 from Italian operations and an increase in external net revenues of $395,000 from domestic operations. External net revenues from Italian operations totaled $5,115,000 for the nine months ended September 30, 2004, compared to $4,467,000 for the nine months ended September 30, 2003. This 14.5% increase was primarily attributable to an increase in revenue due to fluctuations of the United States dollar relative to the Euro, as further discussed in “Currency Fluctuations” below. As measured in Euros, Italian revenues increased primarily as a result of higher revenue generated from reagent sales due to an increased number of instrument placements, partially offset by decreased revenue resulting from a lower volume of instrument sales. Domestic operations generated external net revenues of $9,206,000 for the nine months ended September 30, 2004, compared to $8,811,000 for the nine months ended September 30, 2003. This 4.5% increase in domestic external revenues was primarily due to greater revenue derived from reagent sales due to an increased number of instrument placements and revenue from a contract manufacturing arrangement, which commenced in December 2003, partially offset by decreased revenue from a lower volume of instrumentation sales. Gross profit for the nine months ended September 30, 2004 increased $678,000, or 8.7%, to $8,463,000 (59.1% of net revenues) from $7,785,000 (58.6% of net revenues) for the nine months ended September 30, 2003. The increases in gross profit and gross profit as a percentage of net revenues were primarily attributable to the increase in net revenues as well as manufacturing efficiencies gained from the replacement of products manufactured by others with products manufactured by us. Also contributing to the increase in gross profit was the effect of exchange rate fluctuations of the United States dollar relative to the Euro.

OPERATING EXPENSES

Selling expenses of $4,251,000 (29.7% of net revenues) for the nine months ended September 30, 2004 were composed of expenses of $2,578,000 from domestic operations and $1,672,000 from Italian operations. For the nine months ended September 30, 2003, domestic selling expenses were $2,674,000 while $1,332,000 was incurred in Italy, totaling $4,006,000 (30.2% of net revenues). This increase in Italian selling expenses of $245,000 was primarily due to the effect of exchange rate fluctuations. As measured in local currency, the increase in expenses incurred in Italy was primarily attributable to increased payroll costs, as well as, to a lesser extent, increased promotional costs related to our anticipated new instrument system. Domestic selling expenses decreased primarily as a result of decreased travel, promotional and consulting expenses, partially offset by increased payroll costs. General and administrative expenses totaled $3,345,000 (23.4% of net revenues) for the nine months ended September 30, 2004, a decrease of $290,000 from $3,635,000 (27.4% of net revenues) for the nine months ended September 30, 2003. General and administrative expenses decreased primarily due to a decrease in compensation expense due to the completion on June 30, 2003 of the amortization of noncash stock option compensation costs recorded as a result of the merger between b2bstores.com and the pre-merger IVAX Diagnostics. Further decreases in general and administrative expenses due to lower legal costs were partially offset by increased insurance expenses. Research and development expenses totaled $962,000 and $995,000 for the nine months ended September 30, 2004 and September 30, 2003, respectively, representing 6.7% and 7.5% of net revenues, respectively. The decrease of $33,000 in research and development expenses consisted of a decrease in domestic research and development expenses from $634,000 in the nine months ended September 30, 2003 to $578,000 in the nine months ended September 30, 2004, offset by an increase in Italian research and development expenses to $384,000 in the nine months ended September 30, 2004 from $361,000 in the nine months ended September 30, 2003. The decrease in research and development expenses was primarily the result of lower payroll and consulting costs, partially offset by an increase in Italian research and development expenses as a result of the effect of exchange rate fluctuations. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

LOSS FROM OPERATIONS

Losses from operations were $95,000 and $851,000 during the nine months ended September 30, 2004 and September 30, 2003, respectively. Excluding intersegment elimination adjustments, which decreased consolidated loss from operations by $119,000, the loss from operations in the nine months ended September 30, 2004 was composed of losses from operations of $134,000 from domestic operations and $80,000 from

Italian operations. Excluding intersegment elimination adjustments, which decreased consolidated loss from operations by $102,000, the loss from operations in the nine months ended September 30, 2003 was composed of a loss from operations of $960,000 from domestic operations and income from operations of $8,000 from Italian operations.

OTHER INCOME, NET

Interest income decreased to $138,000 for the nine months ended September 30, 2004 from $182,000 for the nine months ended September 30, 2003. The decrease was primarily due to interest received in Italy in 2003 on past due accounts receivable. Other income, net totaled $104,000 during the nine months ended September 30, 2004, compared to $146,000 during the nine months ended September 30, 2003, a decrease of $42,000. This decrease in other income, net was due to larger net foreign currency gains recognized in 2003 as compared to net foreign currency gains recognized in 2004, on transactions by our Italian subsidiary which were denominated in currencies other than its functional currency.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

NET REVENUES AND GROSS PROFIT

Net revenues for the three months ended September 30, 2004 totaled $4,583,000, an increase of $239,000, or 5.5%, from the $4,344,000 reported in the prior year comparable period. This increase was comprised of an increase of $154,000 in external net revenues from Italian operations and an increase of $85,000 in external net revenues from domestic operations. Domestic operations generated external net revenues of $3,011,000 for the three months ended September 30, 2004, compared to $2,926,000 for the three months ended September 30, 2003, an increase of 2.9%. External net revenues from Italian operations totaled $1,572,000 for the three months ended September 30, 2004, compared to $1,418,000 for the three months ended September 30, 2003. This 10.9% increase was primarily attributable to an increase in revenue due to fluctuations of the United States dollar relative to the Euro, as further discussed in “Currency Fluctuations” below. When measured in Euros, external net revenues from Italian operations increased due to slightly higher revenue from reagent sales due to the increased number of instrument placements, offset by decreased revenue from lower volume and prices of instrumentation sales. Gross profit for the three months ended September 30, 2004 increased $13,000, to $2,644,000 (57.7% of net revenues) from $2,631,000 (60.6% of net revenues) for the three months ended September 30, 2003. Excluding the effect of exchange rate fluctuations, gross profit decreased slightly. The decrease in gross profit as a percentage of net revenues was primarily due to the lower instrumentation sales in Italy at relatively lower gross profit percentages.

OPERATING EXPENSES

Selling expenses of $1,489,000 (32.5% of net revenues) for the three months ended September 30, 2004 were composed of expenses of $916,000 from domestic operations and $573,000 from Italian operations. For the three months ended September 30, 2003, domestic selling expenses were $911,000 while $418,000 was incurred in Italy, totaling $1,329,000 (30.6% of net revenues). This increase in selling expenses of $160,000 consisted of increases in selling expenses from Italian operations of $155,000 and selling expenses from domestic operations of $5,000. After considering the effect of exchange rate fluctuations, the increase in expenses incurred in Italy was primarily attributable to increased payroll costs, as well as, to a lesser extent, increased promotional costs related to our anticipated new instrument system. General and administrative expenses totaled $1,081,000 (23.6% of net revenues) for the three months ended September 30, 2004, a decrease of $115,000 from $1,196,000 (27.5% of net revenues) for the three months ended September 30, 2003.

General and administrative expenses decreased primarily due to lower legal costs as well as a nonrecurring reduction to insurance expenses. Research and development expenses totaled $327,000 for the three months ended September 30, 2004 compared to $305,000 for the three months ended September 30, 2003, representing 7.1% and 7.0% of net revenues, respectively. The increase of $22,000 in research and development expenses consisted of an increase in Italian research and development expenses to $148,000 in the three months ended September 30, 2004 from $111,000 in the three months ended September 30, 2003. This increase, excluding the effect of exchange rate fluctuations, was primarily the result of increased consulting costs. Domestic research and development expenses decreased $15,000, to $179,000 in the three months ended September 30, 2004 from $194,000 in the three months ended September 30, 2003. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

LOSS FROM OPERATIONS

Losses from operations were $252,000 and $199,000 during the three months ended September 30, 2004 and September 30, 2003, respectively. Excluding intersegment elimination adjustments, which decreased consolidated loss from operations by $48,000, the loss from operations in the three months ended September 30, 2004 was composed of losses from operations of $151,000 from Italian operations and $149,000 from domestic operations. Excluding intersegment elimination adjustments, which decreased consolidated loss from operations by $53,000, loss from operations in the three months ended September 30, 2003 was composed of a loss from operations of $283,000 from domestic operations and income from operations of $31,000 from Italian operations.

OTHER INCOME, NET

Interest income increased to $53,000 for the three months ended September 30, 2004 from $40,000 for the three months ended September 30, 2003. Other income, net totaled $78,000 during the three months ended September 30, 2004, compared to other expense, net of $5,000 during the three months ended September 30, 2003, an increase of $83,000. This increase in other income, net was due to net foreign currency gains recognized in 2004, on transactions by our Italian subsidiary which were denominated in currencies other than its functional currency.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, our working capital was $22,140,000 compared to $24,334,000 at December 31, 2003. Cash and cash equivalents totaled $11,909,000 at September 30, 2004, as compared to $15,465,000 at December 31, 2003. Substantially all cash and cash equivalents are presently held at one national securities brokerage firm. Accordingly, we are subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver our securities or if the brokerage firm should become bankrupt or otherwise insolvent. We only invest in select money market instruments, municipal securities and corporate issuers.

Net cash flows of $343,000 were used by operating activities during the nine months ended September 30, 2004, compared to $423,000 that was provided by operating activities during the nine months ended September 30, 2003. The decrease in cash provided by operating activities was primarily the result of an increase in inventory purchases, the payment of accounts payable and accrued expenses, an increase in other current assets and a decrease in non-cash expenses. These decreases were partially offset by improved operating results.

Net cash flows of $608,000 were used in investing activities during the nine months ended September 30, 2004, as compared to $767,000 used during the same period of the prior year. The decrease in cash used for investing activities was primarily the result of a reduction in our acquisition costs of equipment on lease, partially offset by an increase in capital expenditures.

Net cash of $2,579,000 was used for financing activities during the nine months ended September 30, 2004, while $262,000 was provided during the same period of 2003. The increase in cash utilized was due to our June 25, 2004 use of $2,629,000 to purchase and redeem 657,125 shares of our common stock from a group of three unaffiliated stockholders at an exercise price of $4.00 per share in accordance with the terms of a previously announced Redemption Agreement. These shares have been retired and have resumed the status of authorized and unissued shares. We made no repurchases of our common stock during the nine months ended September 30, 2004 or 2003 as part of the common stock repurchase program approved by our Board of Directors in May 2002.

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

CURRENCY FLUCTUATIONS

For the nine months ended September 30, 2004 and 2003, approximately 35.7% and 33.6%, respectively, of our net revenues were generated in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from changes in the strength of the United States dollar against the Euro resulted in increases of approximately $457,000 in net revenues for the nine months ended September 30, 2004 and $122,000 for the three months ended September 30, 2004 compared to the same periods of the prior year. During the nine months ended September 30, 2004 and 2003, none of our subsidiaries were domiciled in highly inflationary environments. The effects of inflation on consolidated net revenues and operating income were not significant.

For the nine months ended September 30, 2004, Delta Biologicals, S.r.l., our subsidiary in Italy, represented 35.7% of our net revenues. Conducting an international business inherently involves a number of difficulties, risks, and uncertainties, such as export and trade restrictions, inconsistent and changing regulatory requirements, tariffs and other trade barriers, cultural issues, longer payment cycles, problems in collecting accounts receivable, political instability, local economic downturns, seasonal reductions in business activity in Europe during the traditional summer vacation months, and potentially adverse tax consequences.

INCOME TAXES

We recognized a tax benefit of $27,000 for the three months ended September 30, 2004 and a tax provision of $19,000 for the three months ended September 30, 2003, which relate to foreign operations. In addition, we recognized tax provisions of $17,000 and $55,000 for the nine months ended September 30, 2004 and 2003, respectively, which relate to foreign operations. Through March 14, 2001, the pre-merger IVAX Diagnostics reported its domestic income taxes as part of a consolidated group with IVAX. All domestic taxable losses generated prior to that date were utilized by IVAX. Effective March 14, 2001, as a result of the merger between b2bstores.com and the pre-merger IVAX Diagnostics, we are no longer included in the consolidated income tax returns of IVAX.

For financial statement purposes, we accounted for income taxes on a stand-alone basis as though we had filed our own income tax returns. Our income tax provision for the three and nine months ended September 30, 2004 and 2003 was different from the amount computed on the income (loss) before provision for income taxes at the United States federal statutory rate of 35% primarily due to the expected utilization of prior period net operating losses to offset current taxable income for the nine months ended September 30, 2004 and the non-recognition of the benefits of domestic taxable losses for the nine months ended September 30, 2003, which include the previously discussed non-deductible stock option compensation expense.

As of September 30, 2004, we had no net domestic deferred tax asset, as domestic net operating losses generated prior to the merger were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets generated subsequent to March 14, 2001. The foreign net deferred tax asset was $932,000 at September 30, 2004, of which $926,000 is included in other current assets and $6,000 is included in other assets in the accompanying consolidated balance sheet. Realization of the net foreign deferred tax asset is dependent upon generating sufficient future foreign taxable income through operations or tax planning strategies. Although realization is not assured, over time we believe we will reach levels of profitability which will permit the net foreign deferred tax asset to be realized, and accordingly, no valuation allowance has been recorded relative to the net foreign deferred tax asset.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2004	—	—	—	1,134,573
August 1 – August 31, 2004	—	—	—	1,134,573
September 1 – September 30, 2004	—	—	—	1,134,573

Total	—	—	—	1,134,573

(a)	This column includes purchases under the Company’s publicly announced share repurchase program described in (b) below.
(b)	The Company’s share repurchase program was approved by the Company’s Board of Directors in May 2002. The program authorizes the repurchase of up to 2,000,000 shares of Company common stock from time to time, directly or through brokers or agents, and will expire upon the repurchase of all of such shares or earlier termination by the Board of Directors.

Item 6 - Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVAX Diagnostics, Inc.

Date: November 12, 2004	By:	/s/ Mark Deutsch
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