Form 10-Q
period 2005-03-31
IVAX DIAGNOSTICS INC
filed 2005-05-23
CIK 1095858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

27,025,829 shares of Common Stock, $ .01 par value, outstanding as of May 5, 2005.

IVAX DIAGNOSTICS, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,611,760	$7,492,885
Marketable securities	10,350,000	4,650,000
Accounts receivable, net of allowances for doubtful accounts of $1,276,138 in 2005 and $3,080,952 in 2004	9,736,818	7,739,548
Inventories, net	4,930,531	5,143,611
Other current assets	974,114	2,203,473

Total current assets	27,603,223	27,229,517

Property, plant and equipment, net	2,169,511	2,258,818
Equipment on lease	621,276	719,277
Product license	1,307,717	—
Goodwill, net	6,664,040	6,632,986
Other assets	62,219	73,627

Total assets	$38,427,986	$36,914,225

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$985,732	$1,207,042
Accrued license payable	1,030,000	—
Accrued expenses and other current liabilities	3,222,064	3,029,820

Total current liabilities	5,237,796	4,236,862

Other long-term liabilities	617,454	631,391

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding 27,019,829 in 2005 and 2004	270,198	270,198
Capital in excess of par value	41,010,041	41,010,041
Accumulated deficit	(8,110,786)	(8,948,844)
Accumulated other comprehensive loss	(596,717)	(285,423)

Total shareholders’ equity	32,572,736	32,045,972

Total liabilities and shareholders’ equity	$38,427,986	$36,914,225

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended March 31,	2005	2004
Net revenues	$5,382,611	$4,732,190
Cost of sales	2,136,239	1,883,259

Gross profit	3,246,372	2,848,931

Operating expenses:
Selling	1,513,457	1,399,865
General and administrative	1,152,100	1,085,551
Research and development	394,769	318,366
Bad debt recovery	(1,690,000)	—

Total operating expenses	1,370,326	2,803,782

Income from operations	1,876,046	45,149

Other income (expense):
Interest income	69,261	42,000
Other expense, net	(64,243)	(49,948)

Total other income (expense), net	5,018	(7,948)

Income before income taxes	1,881,064	37,201

Provision for income taxes	1,043,006	18,128

Net income	$838,058	$19,073

Basic earnings per common share	$0.03	$0.00

Diluted earnings per common share	$0.03	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	27,019,829	27,671,536

Diluted	27,955,340	28,463,602

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2005	2004
Cash flows from operating activities:
Net income	$838,058	$19,073
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	230,761	303,396
Bad debt recovery	(1,690,000)	—
Provision for doubtful accounts receivable	10,158	35,055
Deferred income taxes	1,020,143	—
Changes in operating assets and liabilities:
Accounts receivable	(573,193)	(136,611)
Inventories	114,756	120,468
Other current assets	128,473	22,857
Accounts payable and accrued expenses	83,790	259,538
Other long-term liabilities	13,057	42,304

Net cash flows provided by operating activities	176,003	666,080

Cash flows from investing activities:
Capital expenditures	(18,374)	(77,320)
Purchases of marketable securities	(8,500,000)	—
Sales of marketable securities	2,800,000	—
Acquisition of product license	(277,717)	—
Acquisitions of equipment on lease	(75,550)	(71,463)

Net cash flows used in investing activities	(6,071,641)	(148,783)

Cash flows from financing activities:
Exercise of stock options	—	41,000

Net cash flows provided by financing activities	—	41,000

Effect of exchange rate changes on cash and cash equivalents	14,513	(24,741)

Net increase (decrease) in cash and cash equivalents	(5,881,125)	533,556
Cash and cash equivalents at the beginning of the period	7,492,885	2,864,839

Cash and cash equivalents at the end of the period	$1,611,760	$3,398,395

Supplemental disclosures:
Cash payment for interest	$—	$—

Cash payment for income taxes	$—	$—

Noncash investing activities:
Acquisition of product license	$1,030,000	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) GENERAL:

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations, financial position and cash flows for the three months ended March 31, 2005 are not necessarily indicative of the results of operations, financial position and cash flows which may be reported for the remainder of 2005. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the IVAX Diagnostics, Inc. (“IVAX Diagnostics,” “the Company,” “we,” “us,” “our”) Annual Report on Form 10-K for the year ended December 31, 2004. Certain prior period amounts presented in the consolidated financial statements have been reclassified to conform to the current period’s presentation. In the accompanying consolidated statements of cash flows for the three months ended March 31, 2004, the Company reclassified $12,600,000 from cash and cash equivalents to marketable securities as of March 31, 2004 and December 31, 2003.

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

(2) STOCK-BASED COMPENSATION:

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

Three Months Ended March 31,	2005	2004
Net income as reported	$838,058	$19,073

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	119,918	74,710

Pro forma net income (loss)	$718,140	$(55,637)

Pro forma basic earnings per share	$0.03	$(0.00)

Pro forma diluted earnings per share	$0.03	$(0.00)

Pro forma weighted average fair value of options granted	$—	$5.03

Assumptions used in pricing model:

Expected life (years)	3.3	3.1

Risk-free interest rate	3.5%	3.5%

Expected volatility	74%	80%

Dividend yield	—	—

(3) BAD DEBT RECOVERY:

On May 12, 2005, the Company received a payment of approximately 2,000,000 Euro from a governmental region in Italy in satisfaction of previously outstanding accounts receivable balances from hospitals located in the region. A significant portion of this payment related to accounts receivable against which the Company had previously established allowances. Since this collection of these receivables occurred prior to the filing of this Quarterly Report on Form 10-Q, and in order to recognize the impact of this collection of these receivables, the Company reduced its allowance for doubtful accounts to $1,276,138 in the accompanying consolidated balance sheet at March 31, 2005 and recognized a corresponding bad debt recovery of $1,690,000 in the accompanying consolidated statement of operations for the three months ended March 31, 2005.

(4) CASH EQUIVALENTS AND SHORT-TERM MARKETABLE SECURITIES:

The Company owns certain short-term investments in marketable debt securities with original maturities of three months or less that are classified as cash equivalents.

Substantially all cash and cash equivalents are presently held at one national securities brokerage firm. Accordingly, the Company is subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver the Company’s securities or if the brokerage firm should become bankrupt or otherwise insolvent. At March 31, 2005 and December 31, 2004, the Company owned short-term marketable securities totaling $10,350,000 and $4,650,000, respectively. It is the Company’s policy to invest in select money market instruments, municipal securities and corporate issuers. Short-term investments in marketable debt securities are auction rate securities with final maturities longer than one year, but with interest rates resetting every 28 or 35 days through an auction mechanism. These short-term marketable securities consist primarily of taxable municipal bonds and government agency securities. It is our intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, securities are deemed short-term, are classified as available for sale securities and are recorded at cost which approximates market value based on quoted market prices. Realized gains and losses from sales of marketable securities are based on the specific identification method. Realized gains and losses were not material during the three months ended March 31, 2005.

The contractual maturity dates of the Company’s investments in marketable debt securities at March 31, 2004 range from 2025 to 2043. The expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with and without prepayment penalties.

(5) INVENTORIES, NET:

Inventories, net consist of the following:

	March 31, 2005	December 31, 2004
Raw materials	$1,615,359	$1,631,079
Work-in-process	752,343	737,282
Finished goods	2,562,829	2,775,250

Total inventories, net	$4,930,531	$5,143,611

(6) PRODUCT LICENSE:

In September 2004, the Company entered into a license agreement with an Italian diagnostics company to obtain a perpetual, worldwide, royalty-free license of product technology presently used by the Italian diagnostics company to manufacture Hepatitis products currently sold by them. In exchange, the Company agreed to pay four milestone payments totaling 1,000,000 Euro over the course of 18 months after the effective date of the agreement, upon the Italian diagnostics company’s achievement of certain enumerated performance objectives. In March 2005, the Company paid the first of these milestone payments, in the amount of $277,717. As a result of the satisfaction of the first milestone, the Company determined that payment of the three remaining milestone payments was probable and, consequently, an accrued license payable of $1,030,000 was recorded in the accompanying consolidated balance sheet as of March 31, 2005. Among the other events and actions included in these future milestones are requirements that training be provided to the Company. This training will be expensed as incurred, and a corresponding amount will be recognized as a reduction to the product license recorded in the accompanying consolidated balance sheet.

(7) EARNINGS PER SHARE:

A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

Three Months Ended March 31,	2005	2004
Basic weighted average shares outstanding	27,019,829	27,671,536
Effect of dilutive securities – stock options and warrants	935,511	792,066

Diluted weighted average number of shares outstanding	27,955,340	28,463,602

Not included in the calculation of diluted earnings per share because their impact is antidilutive:
Stock options and warrants outstanding	465,349	684,948

(8) INCOME TAXES:

The provision for income taxes consists of the following:

Three Months Ended March 31,	2005	2004
Current:
Foreign	$22,863	$18,128
Deferred:
Foreign	1,020,143	—

Total provision for income taxes	$1,043,006	$18,128

The Company’s income tax provision for the three months ended March 31, 2005 was different from the amount computed on the income before income taxes at the statutory rate of 35% primarily due to deferred taxes related to the allowance for doubtful accounts that was reduced during the first quarter of 2005 as a result of the May 12, 2005 collection of certain previously reserved Italian accounts receivable and the creation of a valuation allowance to fully reserve the remaining foreign deferred tax asset of $467,511. The valuation allowance was created due to the recent losses by the Company’s Italian operation. No domestic tax provision was recorded for either the three months ended March 31, 2005 or 2004 due to the expected utilization of prior period net operating losses to offset current domestic taxable income. The current income tax provisions for the three months ended March 31, 2005 and 2004 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

The Company has established a full valuation allowance on its net domestic deferred tax assets, which are primarily comprised of net operating loss carryforwards. The portion of these domestic net operating loss carryforwards generated prior to March 14, 2001, the consummation date of the merger between b2bstores.com and the pre-merger IVAX Diagnostics, then a wholly-owned subsidiary of IVAX, were utilized by IVAX. On a separate return basis, no recognition of that utilization is reflected in the accompanying consolidated financial statements. As of March 31, 2005 and December 31, 2004, the Company had no net domestic deferred tax asset, as domestic net operating losses generated prior to the merger were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets generated subsequent to March 14, 2001. Additionally, as of March 31, 2005, the Company had no net foreign deferred tax asset, as a full valuation allowance has been provided as a result of recent losses by the Company’s Italian operation. As of December 31, 2004, foreign deferred tax assets of $1,060,439 were included in other current assets. This amount included the tax effect of the reduction in accounts receivable allowance recognized as of March 31, 2005 as a result of the May 12, 2005 collection of certain previously reserved Italian accounts receivable discussed in Note 3, Bad Debt Recovery, above. The remainder was eliminated due to the Company’s establishment of the full valuation allowance on its net foreign deferred tax asset. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period.

(9) COMPREHENSIVE INCOME (LOSS):

The components of the Company’s comprehensive income (loss) are as follows:

Three Months Ended March 31,	2005	2004
Net income	$838,058	$19,073
Foreign currency translation adjustments	(311,294)	(144,792)

Comprehensive income (loss)	$526,764	$(125,719)

(10) CONCENTRATION OF CREDIT RISK:

The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts as required. The Company’s accounts receivables are generated from sales made from both the United States and Italy. As of March 31, 2005 and December 31, 2004, $7,437,480 and $5,834,665, respectively, of the Company’s total net accounts receivable were due in Italy. Of the total net accounts receivable, 67.2% at March 31, 2005 and 64.8% at December 31, 2004 were due from hospitals and laboratories controlled by the Italian government. Following the application of the payment of previously outstanding accounts receivable discussed in Note 3, Bad Debt Recovery, above, approximately 55.3% of the total net accounts receivable at March 31, 2005 would have been outstanding from hospitals and laboratories controlled by the Italian government.

(11) SEGMENT INFORMATION:

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

Period Ended March 31,	Three Months
Net Revenues by Region	2005	2004
Domestic
External net revenues	$3,573,868	$3,036,969
Intercompany revenues	364,320	132,292

	3,938,188	3,169,261

Italian
External net revenues	1,808,743	1,695,221
Intercompany revenues	55,810	45,887

	1,864,553	1,741,108

Eliminations	(420,130)	(178,179)

Consolidated net revenues	$5,382,611	$4,732,190

Period Ended March 31,	Three Months
Income from Operations by Region	2005	2004
Domestic	$284,008	$(8,399)
Italian	1,597,704	(27,856)
Eliminations	(5,666)	81,404

Income from operations	$1,876,046	$45,149

Total Assets by Region	March 31, 2005	December 31, 2004
Domestic	$21,468,946	$20,082,250
Italian	16,959,040	16,831,975

Total assets	$38,427,986	$36,914,225

(12) COMMITMENTS AND CONTINGENCIES:

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

(13) RECENTLY ISSUED ACCOUNTING STANDARDS:

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

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. It is effective as of the first interim or annual reporting period that begins after June 15, 2005 and requires companies to expense the fair value of all awards that have future vesting provisions, are modified, or are newly granted beginning on the grant date of such options. The cumulative effect of the initial application of this statement, if any, is to be recognized as of the effective date. SFAS 123(R) can be adopted under two methods, the modified prospective or the modified retrospective applications. Under the modified prospective application, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date should be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards should be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosure under SFAS No. 123. Changes to the grant-date fair value of awards granted before the effective date of this statement are precluded. The compensation cost for those earlier awards should be attributed to periods beginning on or after the effective date of this statement using the attribution method that was used under SFAS No. 123, except that the method of recognizing forfeitures only as they occur should be continued. Any unearned or deferred compensation related to those earlier awards should be eliminated against the appropriate equity accounts. The modified retrospective application may be applied to all prior years that SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption if the effective date of SFAS 123(R) does not coincide with the beginning of the fiscal year. The Company has not yet determined if it will use the modified prospective or modified retrospective method. The impact of adoption of SFAS 123(R), which may be material, cannot be predicted at this time partly because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, its impact would have approximated the impact of SFAS No. 123 as described in the disclosures of pro forma net income and earnings per share in Note 2, Stock Based Compensation, above.

Effective April 21, 2005, the Securities and Exchange Commission (SEC) issued an Amendment to Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS No. 123(R). Under the amendment, registrants are required to file financial statements that comply with SFAS No. 123(R) the first quarter of the first fiscal year beginning after June 15, 2005. The Company intends to comply with SFAS No. 123(R) effective January 1, 2006.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the unaudited interim consolidated financial statements and the related notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

We have made forward-looking statements, which are subject to risks and uncertainties, in this Quarterly Report on Form 10-Q. These statements are based on the beliefs and assumptions of our management and on the information currently available to it. Forward-looking statements may be preceded by, followed by, or otherwise include the words “may,” “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “could,” “would,” “should,” or similar expressions or statements that certain events or conditions may occur. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by these forward-looking statements. These forward-looking statements are based largely on our expectations and the beliefs and assumptions of our management and on the information currently available to it and are subject to a number of risks and uncertainties, including, but not limited to, the risks and uncertainties associated with: economic, competitive, political, governmental and other factors affecting us and our operations, markets and products; the success of our technological, strategic and business initiatives, including our automation strategy and our development and anticipated commercial release of our new proprietary instrument system, named the PARSEC™ System; our ability to receive regulatory approval for the PARSEC™ System; the performance of the PARSEC™ System; the ability of the PARSEC™ System to be a factor in our growth; the ability of the PARSEC™ System to expand the menu of test kits we offer; making the PARSEC™ System our primary product; our ability to market the PARSEC™ System; our customers’ integration of the PARSEC™ System into their operations; constantly changing, and our compliance with, governmental regulation; our limited operating revenues and operating profits and history of primarily operating losses; our adoption or implementation of new accounting statements and pronouncements; our ability to collect our accounts receivable and to make or change judgments and estimates regarding our allowances for doubtful accounts; our ability to utilize our deferred tax assets and to make or change judgments and estimates regarding our valuation allowances and reserves against our deferred tax assets; significant period to period variations in our provision for income taxes resulting from revisions to the estimated realizable value of our deferred tax assets; our agreements with IVAX, third party distributors and key personnel; consolidation of our customers affecting our operations, markets and products; reimbursement policies of governmental and private third parties affecting our operations, markets and products; price constraints imposed by our customers and governmental and private third parties; our ability to obtain product technology useful for the manufacture of Hepatitis products under our license agreement with an Italian diagnostics company described below; our ability to manufacture Hepatitis products; our ability to consummate potential acquisitions of businesses or products; our ability to integrate acquired businesses or products; protecting our intellectual property; political and economic instability and foreign currency fluctuation affecting our foreign operations; the holding of substantially all of our cash and cash equivalents and marketable securities at a single brokerage firm, including risks relating to the bankruptcy or insolvency of such brokerage firm; litigation regarding products, distribution rights, intellectual property rights and product liability; voting control of our common stock by IVAX; conflicts of interest with IVAX and with our officers, directors and employees; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q. Many of these factors are beyond our control.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

OVERVIEW

Net income for the three months ended March 31, 2005 was $838,000 compared to $19,000 for the same period of 2004. Contributing to this improvement was an increase in revenue of $651,000 to a record level of $5,383,000. Excluding the effect of foreign currency fluctuations of $81,000, this increase in revenue was principally driven by an increase in domestic revenue from reagents sold due to an increased number of instrument placements as well as an increase in international antigen sales. The effect of this increased revenue caused our gross profit to increase $397,000. Additionally, net income and income from operations significantly improved as a result of a bad debt recovery of Italian accounts receivable resulting from the impact of a payment on May 12, 2005 of previously outstanding accounts receivable from hospitals located within a particular region in Italy. A significant portion of this approximately 2,000,000 Euro payment related to accounts receivable against which we had previously established allowances. Accordingly, our operating expenses decreased by $1,434,000 primarily as a result of our recognition of a $1,690,000 bad debt recovery as we reduced our allowance for doubtful accounts to recognize the impact of this collection of these receivables since the collection occurred prior to the filing of this Quarterly Report on Form 10-Q. This decrease in our operating expenses was partially offset by an increase of $113,000 in selling expenses due primarily to increased instrumentation and technical service costs, as well as smaller increases of $67,000 in general and administrative expenses and $77,000 in research and development expenses. As a result, income from operations improved to $1,876,000 in the three months ended March 31, 2005 from $45,000 in the three months ended March 31, 2004. Our resulting tax provision was $1,043,000 for the three months ended March 31, 2005 compared to $18,000 in the same period last year, with the increase primarily due to the recognition of deferred taxes in 2005 related to the impact of the May 12, 2005 collection of the Italian accounts receivable and the creation of a valuation allowance to fully reserve the remaining foreign deferred tax asset.

NET REVENUES AND GROSS PROFIT

Three months ended March 31,	2005	2004	Period over Period Increase
Net Revenues Excluding Intercompany Sales
Domestic	$3,574,000	$3,037,000	$537,000
Italian	1,809,000	1,695,000	114,000

Total	5,383,000	4,732,000	651,000

Cost of Sales	2,137,000	1,883,000	254,000

Gross Profit	$3,246,000	$2,849,000	$397,000
% of Total Net Revenues	60.3%	60.2%

Net revenues for the three months ended March 31, 2005 increased $651,000, or 13.8%, from the three months ended March 31, 2004. This increase was comprised of increases in external net revenues of $537,000 from domestic operations and $114,000 from Italian operations. Domestic external net revenues in the three months ended March 31, 2005 increased by 17.7% from the same period of 2004.

This increase was primarily due to greater revenue derived from a larger volume of reagent sales due to an increased number of instrument placements as well as revenue from a significant sale of antigen to an international customer. The increase in external net revenues from Italian operations of 6.7% was primarily attributable to an increase in revenue due to fluctuations of the United States dollar relative to the Euro, as further discussed in “Currency Fluctuations” below. As measured in Euros, Italian revenues in the first three months of 2005 did not vary significantly from revenues generated in the first quarter of 2004. Gross profit in the three months ended March 31, 2005 increased $397,000, or 13.9%, from the comparable period of 2004. The increase in gross profit was primarily attributable to the increase in net revenues. Although gross profit as a percentage of net revenues remained relatively constant, the effect of the positive trends of an increase in manufacturing efficiencies gained from the increase in revenues as well as a decrease in expenses related to the amortization of equipment on lease were partially offset by required regulatory consulting expenditures in the first quarter of 2005.

OPERATING EXPENSES

Three months ended March 31,	2005	% of Revenue	2004	% of Revenue	Period over Period Increase (Decrease)
Selling Expenses
Domestic	$899,000	16.7%	$853,000	18.0%	$46,000
Italian	614,000	11.4%	547,000	11.6%	67,000

Total	1,513,000	28.1%	1,400,000	29.6%	113,000

General and Administrative	1,152,000	21.4%	1,085,000	22.9%	67,000

Research and Development	395,000	7.3%	318,000	6.7%	77,000

Bad Debt Recovery	(1,690,000)	(31.4)%	—	—%	(1,690,000)

Total Operating Expenses	$1,370,000	25.5%	$2,804,000	59.3%	$(1,434,000)

The most significant variation in operating expenses occurred as a result of a bad debt recovery of Italian accounts receivable resulting from the impact of a payment on May 12, 2005 of previously outstanding accounts receivable balances from hospitals located within a particular region in Italy. A significant portion of this approximately 2,000,000 Euro payment related to accounts receivable against which we had previously established allowances. As a result, we recognized a $1,690,000 bad debt recovery as we reduced our allowance for doubtful accounts to recognize the impact of this collection of these receivables. Partially offsetting this decrease in operating expenses was an increase of $113,000 in selling expenses in the three months ended March 31, 2005 compared to the same period of 2004. The increase of $67,000 in the Italian portion of selling expenses was primarily due to the effect of exchange rate fluctuations and, when measured in local currency, increased payroll costs. Domestic selling expenses increased $46,000, primarily as a result of increased instrumentation and technical service costs, but partially offset by lower payroll costs. General and administrative expenses increased $67,000 in the three months ended March 31, 2005 compared to the same period of 2004 due most significantly to higher insurance expenses. Research and development expenses increased $77,000 due to an increase in Italian research and development expenses to $195,000 in the three months ended March 31, 2005 from $118,000 in the three months ended March 31, 2004, primarily as the result of increased Italian research and development expenses related to the PARSEC™ System, principally due to increased consulting costs. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

INCOME FROM OPERATIONS

Income from operations was $1,876,000 and $45,000 in the three months ended March 31, 2005 and three months ended March 31, 2004, respectively. Excluding intersegment elimination adjustments, which decreased consolidated income from operations by $6,000, income from operations in the three months ended March 31, 2005 was composed of income from operations of $1,598,000 from Italian operations and $284,000 from domestic operations. Excluding intersegment elimination adjustments, which increased consolidated income from operations by $81,000, the income from operations in the three months ended March 31, 2004 was composed of losses from operations of $8,000 from domestic operations and $28,000 from Italian operations.

OTHER INCOME (EXPENSE) NET

Interest income increased to $69,000 in the three months ended March 31, 2005 from $42,000 in the same period of 2004 due to higher interest rates during the first three months of 2005. Other expense, net totaled $64,000 during the three months ended March 31, 2005, compared to $50,000 in the three months ended March 31, 2004. Amounts included in other expense, net in the periods ended March 31, 2005 and 2004 were primarily net foreign currency losses by our Italian subsidiary on transactions which were denominated in currencies other than its functional currency.

INCOME TAX PROVISION

During the three months ended March 31, 2005 we recorded an income tax provision of $1,043,000 compared to a tax provision of $18,000 during the three months ended March 31, 2004. The tax provision for the first three months of 2005 was recognized by our Italian operation and is composed of deferred taxes related to the allowance for doubtful accounts that was reduced during the first quarter of 2005 as a result of the May 12, 2005 collection of certain previously reserved Italian accounts receivable and the creation of a valuation allowance to fully reserve the remaining foreign deferred tax asset. The tax provision from the first three months of 2004 relates primarily to Italian local income taxes based upon applicable statutory rates effective in Italy. No domestic provision was recorded for either the three months ended March 31, 2005 or March 31, 2004 due to the expected utilization of prior period net operating losses to offset domestic taxable income in those periods.

NET INCOME

We generated net income in the three months ended March 31, 2005 of $838,000 compared to $19,000 in the same period of 2004. Our net income per basic and diluted common share was $0.03 in the three months ended March 31, 2005 compared to basic and diluted net loss per common share of $0.00 in the three months ended March 31, 2004. Net income in the three months ended March 31, 2005 and 2004 resulted primarily from the various factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, our working capital was $22,365,000 compared to $22,993,000 at December 31, 2004. Cash and cash equivalents totaled $1,612,000 at March 31, 2005, as compared to $7,493,000 at December 31, 2004. Short-term marketable securities totaled $10,350,000 at March 31, 2005 and $4,650,000 at December 31, 2004. Our short-term marketable securities are investments in auction rate debt securities with final maturities longer than one year, but with interest rates typically resetting every 28 or 35 days through an auction mechanism. These short-term marketable securities consist primarily of taxable municipal bonds and government agency securities. Substantially all cash and cash equivalents and short-term marketable securities are presently held at one national securities brokerage firm. Accordingly, we are subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver our securities or if the brokerage firm should become bankrupt or otherwise insolvent. We only invest in select money market instruments, municipal securities and corporate issuers.

Net cash flows of $176,000 were provided by operating activities during the three months ended March 31, 2005, compared to $666,000 that was provided by operating activities during the three months ended March 31, 2004. Cash provided by operating activities during the first three months of 2005 was primarily the result of cash generated from operating results, adjusted for non-cash items, of $409,000, offset by a net working capital decrease, excluding the change in cash balance, of $246,000. This decrease in net working capital was principally due to increases in accounts receivable caused primarily by the increase in domestic reagent and antigen sales. Cash provided in the first three months of 2004 was principally the result of cash provided by operating results, adjusted for non-cash items, of $358,000 that were partially offset by an increase in net working capital, excluding the change in cash, of $266,000. This increase in net working capital was primarily the result of increases in accounts payable and accrued expenses and accounts receivable, partially offset by a decrease in inventory.

Net cash flows of $6,072,000 were used in investing activities during the three months ended March 31, 2005, as compared to $149,000 used during the same period of the prior year. The increase in cash used for investing activities was primarily the result of net investments in marketable securities. Additionally, we paid approximately $278,000 during the three months ended March 31, 2005 as the result of a license agreement we entered into in September 2004 with an Italian diagnostics company to obtain a perpetual, worldwide, royalty-free license of product technology presently used by the Italian diagnostics company to manufacture Hepatitis products currently sold by them. In exchange, we agreed to pay four milestone payments totaling 1,000,000 Euro over the course of 18 months after the effective date of the agreement, upon the Italian diagnostics company’s achievement of certain enumerated performance objectives. The payment of the approximately $278,000 was the first of these milestone payments. As a result of the satisfaction of the first milestone, we determined that payment of the three remaining milestone payments was probable and, consequently, an accrued license payable of $1,030,000 was recorded in the accompanying consolidated balance sheet as of March 31, 2005. Among other events and actions included in these future milestones are requirements that training be provided to us. This training will be expensed as incurred, and a corresponding amount will be recognized as a reduction to the product license recorded in the accompanying consolidated balance sheet. While we determined that our payment of the three remaining milestone payments was probable, there can be no assurance that we will be able to obtain product technology that would enable us to manufacture Hepatitis products or, if we obtain such product technology, that we will be able to manufacture Hepatitis products.

There was no financing activity during the three months ended March 31, 2005. Cash provided by financing activities during the three months ended March 31, 2004 of $41,000 resulted from the exercise of stock options.

Our product research and development expenditures are expected to be approximately $2,000,000 during 2005. Actual expenditures will depend upon, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. There can be no assurance that these expenditures will result in the development of new products or product enhancements, that we will successfully complete products under development, that we will obtain regulatory approval or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed. In addition, we estimate that cash of approximately $1,100,000 will be required in fiscal 2005 to improve and expand our facilities, equipment and information systems. Included in these improvements are anticipated purchases of equipment that will be necessary to integrate the acquisition of technology received by us under our license agreement with an Italian diagnostics company for the license to us of product technology useful for the manufacture of Hepatitis products.

Our principal source of short term liquidity is existing cash and cash equivalents and marketable securities received as a result of cash received from the completion of the merger between b2bstores.com and the pre-merger IVAX Diagnostics, which we believe will be sufficient to meet our operating needs and anticipated capital expenditures over at least the next twelve months. For the long term, we intend to utilize principally existing cash and cash equivalents and marketable securities, as well as internally generated funds, which are anticipated to be derived primarily from the sale of existing diagnostic and instrumentation products and diagnostic and instrumentation products currently under development. To the extent that these sources of liquidity are insufficient, we may consider issuing debt or equity securities or curtailing or reducing our operations.

We maintain allowances for doubtful accounts, particularly in Italy where payment cycles are longer than in the United States, for estimated losses resulting from the inability of our customers to make required or timely payments. On May 12, 2005 we received a payment of approximately 2,000,000 Euro from a governmental region in Italy in satisfaction of previously outstanding accounts receivable balances from hospitals located in the region. A significant portion of this payment related to accounts receivable against which we had previously established allowances. In order to recognize the impact of this collection of these receivables, we reduced our allowance for doubtful accounts to $1,276,000 in the accompanying consolidated balance sheet at March 31, 2005. If we require additional allowances, our operating results could be materially adversely affected during the period in which the determination to increase the allowance is or was made.

We did not repurchase any of our common stock during the three months ended March 31, 2005 or 2004, respectively, as part of the common stock repurchase program approved by our Board of Directors in May 2002.

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

We maintain allowances for doubtful accounts, particularly in Italy for the operations of our Italian subsidiary, for estimated losses resulting from the inability of our customers to make required payments. In many instances our receivables in Italy, while currently due and payable, take in excess of a year to collect. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then we may be required to make additional allowances which would adversely affect our operating results during the period in which the determination or allowance is or was made. Our allowances for doubtful accounts were $1,276,000 and $3,081,000 at March 31, 2005 and December 31, 2004, respectively. The allowance for doubtful accounts at March 31, 2005 reflects the effect of the bad debt recovery discussed in Note 3, Bad Debt Recovery, in the accompanying notes to the consolidated financial statements. A provision for losses on accounts receivable of $10,000 was recorded in the first quarter of 2005, while $35,000 was recorded in the first quarter of 2004.

We regularly review inventory quantities on hand, including components for current and future versions of instrumentation, and, if necessary, record a provision for excess and obsolete inventory based primarily on our estimates of product demand and production requirements. These estimates of future instrumentation and diagnostic kit product demand may prove to be inaccurate, in which case any resulting adjustments to the value of inventory would be recognized in our cost of goods sold at the time of such determination and could adversely affect our operating results. Inventory reserves were $390,000 and $436,000 as of March 31, 2005 and December 31, 2004, respectively. A total of $24,000 was charged to cost and expenses during the first quarter of 2005, while $75,000 was charged in the first quarter of 2004. Included within our inventory balance at March 31, 2005 was approximately $800,000 in PARSEC™ instrumentation and instrument components in anticipation of our pending product launch.

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

We accounted for income taxes on our consolidated financial statements on a stand-alone basis as if we had filed our own income tax returns. However, the pre-merger IVAX Diagnostics reported its income taxes until the merger with b2bstores.com as part of a consolidated group. Therefore, all domestic net operating losses generated prior to the merger were utilized by IVAX. Since the merger, we have experienced net domestic losses from operations. Accounting principles generally accepted in the United States require that we record a valuation allowance against the deferred tax asset associated with these losses if it is “more likely than not” that we will not be able to utilize the net operating loss to offset future taxes. Due to the cumulative net losses from the operations of our domestic operations since the merger, we have provided a full valuation allowance of approximately $3,000,000 against domestic deferred tax assets. Additionally, as of March 31, 2005, we have also recorded a full valuation allowance of approximately $467,000 against our foreign deferred tax asset as a result of recent losses by our Italian operation. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period. Additionally, over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of our net operating loss carryforwards. Upon reaching such a conclusion, and upon such time as we reversed the entire valuation allowance against the deferred tax asset, we would then provide for income taxes at our effective tax rate.

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

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. It is effective as of the first interim or annual reporting period that begins after June 15, 2005 and requires companies to expense the fair value of all awards that have future vesting provisions, are modified, or are newly granted beginning on the grant date of such options. The cumulative effect of the initial application of this statement, if any, is to be recognized as of the effective date. SFAS 123(R) can be adopted under two methods, the modified prospective or the modified retrospective applications. Under the modified prospective application, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date should be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards should be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosure under SFAS No. 123. Changes to the grant-date fair value of awards granted before the effective date of this statement are precluded. The compensation cost for those earlier awards should be attributed to periods beginning on or after the effective date of this statement using the attribution method that was used under SFAS No. 123, except that the method of recognizing forfeitures only as they occur should be continued. Any unearned or deferred compensation related to those earlier awards should be eliminated against the appropriate equity accounts. The modified retrospective application may be applied to all prior years that SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption if the effective date of SFAS 123(R) does not coincide with the beginning of the fiscal year. We have not yet determined if we will use the modified prospective or modified retrospective method. The impact of adoption of SFAS 123(R), which may be material, cannot be predicted at this time partly because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, its impact would have approximated the impact of SFAS No. 123 as described in the disclosures of pro forma net income and earnings per share in Note 2, Stock Based Compensation, contained in the accompanying notes to consolidated financial statements.

Effective April 21, 2005, the Securities and Exchange Commission (SEC) issued an Amendment to Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS No. 123(R). Under the amendment, registrants are required to file financial statements that comply with SFAS No. 123(R) the first quarter of the first fiscal year beginning after June 15, 2005. We intend to comply with SFAS No. 123(R) effective January 1, 2006.

CURRENCY FLUCTUATIONS

For the three months ended March 31, 2005 and 2004, approximately 33.6% and 35.8%, respectively, of our net revenues were generated in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the strength of the United States dollar against the Euro resulted in an increase of approximately $81,000 in net revenues for the three months ended March 31, 2005 compared to the same period of the prior year. During the three months ended March 31, 2005 and 2004, none of our subsidiaries were domiciled in highly inflationary environments. The effects of inflation on consolidated net revenues and operating income were not significant.

For the three months ended March 31, 2005, our Italian subsidiary represented 33.6% of our net revenues. Conducting an international business inherently involves a number of difficulties, risks, and uncertainties, such as export and trade restrictions, inconsistent and changing regulatory requirements, tariffs and other trade barriers, cultural issues, longer payment cycles, problems in collecting accounts receivable, political instability, local economic downturns, seasonal reductions in business activity in Europe during the traditional summer vacation months, and potentially adverse tax consequences.

INCOME TAXES

We recognized a tax provision of $1,043,000 during the three months ended March 31, 2005 compared to a tax provision of $18,000 during the three months ended March 31, 2004, which related to foreign operations. Through March 14, 2001, the pre-merger IVAX Diagnostics reported its domestic income taxes as part of a consolidated group with IVAX. All domestic taxable losses generated prior to that date were utilized by IVAX. Effective March 14, 2001, as a result of the merger between b2bstores.com and the pre-merger IVAX Diagnostics, we were no longer included in the consolidated income tax returns of IVAX.

For financial statement purposes, we accounted for income taxes on a stand-alone basis as though we had filed our own income tax returns. Our income tax provision for the three months ended March 31, 2005 was different from the amount computed on the income before income taxes at the statutory rate of 35% primarily due to deferred taxes related to the allowance for doubtful accounts that was reduced during the first quarter of 2005 as a result of the May 12, 2005 collection of certain previously reserved Italian accounts receivable and the creation of a valuation allowance to fully reserve the remaining foreign deferred tax asset of $467,000. The valuation allowance was created due to the recent losses by our Italian operation. No domestic tax provision was recorded for the three months ended March 31, 2005 and 2004 due to the expected utilization of prior period net operating losses to offset current domestic taxable income. The current income tax provisions for the three months ended March 31, 2005 and 2004 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

As of March 31, 2005, we had no net domestic deferred tax asset, as domestic net operating losses generated prior to the merger were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets generated subsequent to March 14, 2001. Additionally, as of March 31, 2005, we had no net foreign deferred tax asset, as a full valuation allowance has been provided as a result of recent losses by our Italian operation. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

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

Foreign Currency Exchange Rate Risk – The Company is exposed to exchange rate risk when its Italian subsidiary enters into transactions denominated in currencies other than its functional currency. For additional information about foreign currency exchange rate risk, see “Currency Fluctuations” in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Under the rules and regulations of the Securities and Exchange Commission, the Company is currently not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until the Company files its Annual Report on Form 10-K for its fiscal year ending December 31, 2006, so long as the Company continues to meet the definition of a non-accelerated filer, otherwise the Company will be required to comply for the year ending December 31, 2005. In the Company’s Annual Report on Form 10-K for the year ending December 31, 2006, the Company’s management will be required to provide an assessment as to the effectiveness of the Company’s internal control over financial reporting and its independent registered public accounting firm will be required to attest as to the Company’s management’s assessment and to the effectiveness of internal control over financial reporting. The assessment and attestation processes required by Section 404 are new and neither companies nor auditing firms have significant experience in testing or complying with these requirements. Accordingly, the Company may encounter problems or delays in completing its obligations and receiving an unqualified report on its internal control over financial reporting by its independent registered public accounting firm.

While the Company believes that it will be able to timely meet its obligations under Section 404 and that the Company’s management will be able to certify as to the effectiveness of the Company’s internal controls, there is no assurance that the Company will do so. If the Company is unable to timely comply with Section 404, its management is unable to certify as to the effectiveness of its internal controls or its independent registered public accounting firm is unable to attest to that certification, the price of the Company’s common stock may be adversely affected. Even if the Company timely meets the certification and attestation requirements of Section 404, it is possible that its independent registered public accounting firm will advise the Company that they have identified significant deficiencies.

PART II - OTHER INFORMATION

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

IVAX Diagnostics, Inc.

Date: May 23, 2005	By:	/s/ Mark Deutsch
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