Form 10-Q
period 2005-06-30
IVAX DIAGNOSTICS INC
filed 2005-08-15
CIK 1095858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

27,601,976 shares of Common Stock, $ .01 par value, outstanding as of August 9, 2005.

IVAX DIAGNOSTICS, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,303,247	$7,492,885
Marketable securities	10,475,542	4,650,000
Accounts receivable, net of allowances for doubtful accounts of $1,061,832 in 2005 and $3,080,952 in 2004	6,857,085	7,739,548
Inventories	4,936,146	5,143,611
Other current assets	1,182,291	2,203,473

Total current assets	26,754,311	27,229,517

Property, plant and equipment, net	2,119,103	2,258,818
Equipment on lease	502,543	719,277
Product license	1,278,190	—
Goodwill, net	6,709,093	6,632,986
Other assets	56,441	73,627

Total assets	$37,419,681	$36,914,225

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$845,314	$1,207,042
Accrued license payable	968,640	—
Accrued expenses and other current liabilities	2,516,503	3,029,820

Total current liabilities	4,330,457	4,236,862

Other long-term liabilities	590,734	631,391

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding 27,102,579 in 2005 and 27,019,829 in 2004	271,026	270,198
Capital in excess of par value	41,257,808	41,010,041
Accumulated deficit	(7,955,403)	(8,948,844)
Accumulated other comprehensive loss	(1,074,941)	(285,423)

Total shareholders’ equity	32,498,490	32,045,972

Total liabilities and shareholders’ equity	$37,419,681	$36,914,225

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Period Ended June 30,	Three months		Six months
	2005	2004	2005	2004
Net revenues	$5,244,439	$5,005,699	$10,627,050	$9,737,889
Cost of sales	1,971,370	2,035,932	4,107,609	3,919,191

Gross profit	3,273,069	2,969,767	6,519,441	5,818,698

Operating expenses:
Selling	1,521,876	1,362,005	3,035,333	2,761,870
General and administrative	1,158,157	1,179,166	620,257	2,264,717
Research and development	469,033	316,464	863,802	634,830

Total operating expenses	3,149,066	2,857,635	4,519,392	5,661,417

Income from operations	124,003	112,132	2,000,049	157,281

Other income (expense):
Interest income	93,027	42,133	162,288	84,133
Other income (expense), net	(35,126)	75,760	(99,369)	25,812

Total other income (expense), net	57,901	117,893	62,919	109,945

Income before provision for income taxes	181,904	230,025	2,062,968	267,226

Provision for income taxes	26,521	25,421	1,069,527	43,549

Net income	$155,383	$204,604	$993,441	$223,677

Basic earnings per common share	$0.01	$0.01	$0.04	$0.01

Diluted earnings per common share	$0.01	$0.01	$0.04	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	27,053,105	27,631,155	27,036,559	27,651,345

Diluted	28,062,254	28,446,942	28,012,097	28,465,373

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2005	2004
Cash flows from operating activities:
Net income	$993,441	$223,677
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	442,352	567,389
(Recovery of) Provision for doubtful accounts receivable	(1,786,830)	111,864
Deferred income tax provision	1,024,555	—
Changes in operating assets and liabilities:
Accounts receivable	2,084,220	(585,275)
Inventories	(39,721)	(71,456)
Other current assets	(145,729)	(506,248)
Other assets	29,527	190
Accounts payable and accrued expenses	(675,579)	287,860
Other long-term liabilities	27,022	74,405

Net cash flows provided by operating activities	1,953,258	102,406

Cash flows from investing activities:
Capital expenditures	(86,544)	(217,824)
Purchases of marketable securities	(9,925,542)	—
Sales of marketable securities	4,100,000	2,400,000
Acquisition of product license	(277,717)	—
Acquisitions of equipment on lease	(121,047)	(188,714)

Net cash flows provided by (used in) investing activities	(6,310,850)	1,993,462

Cash flows from financing activities:
Proceeds from stock option exercises	421,095	49,800
Repurchase of common stock	(172,500)	(2,628,500)

Net cash flows provided by (used in) financing activities	248,595	(2,578,700)

Effect of exchange rate changes on cash and cash equivalents	(80,641)	(27,729)

Net decrease in cash and cash equivalents	(4,189,638)	(510,561)
Cash and cash equivalents at the beginning of the period	7,492,885	2,864,839

Cash and cash equivalents at the end of the period	$3,303,247	$2,354,278

Supplemental disclosures:
Interest paid	$—	$—

Income tax payments	$—	$262,169

Noncash investing activities:
Acquisition of product license	$1,030,000	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) GENERAL:

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations, financial position, and cash flows for the six months ended June 30, 2005 are not necessarily indicative of the results of operations, financial position, and cash flows which may be reported for the remainder of 2005. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the IVAX Diagnostics, Inc. (“IVAX Diagnostics,” “the Company,” “we,” “us,” “our”) Annual Report on Form 10-K for the year ended December 31, 2004. Certain prior period amounts presented in the consolidated financial statements have been reclassified to conform to the current period’s presentation. In the accompanying consolidated statements of cash flows for the six months ended June 30, 2004, the Company reclassified, from cash and cash equivalents to marketable securities, $10,200,000 and $12,600,000 as of June 30, 2004 and December 31, 2003, respectively.

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

(2) STOCK-BASED COMPENSATION:

The Company’s pro forma net income and pro forma weighted average fair value of options granted, with related assumptions, assuming the Company had adopted the fair value method of accounting for all stock-based compensation arrangements consistent with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 148, Accounting for Stock Based Compensation – Transition and Disclosure and SFAS No. 123, Stock-Based Compensation, using the Black-Scholes option pricing model, are indicated below:

Period Ended June 30,	Three months		Six months
	2005	2004	2005	2004
Net income as reported	$155,383	$204,604	$993,441	$223,677
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	115,799	81,745	231,597	154,907

Pro forma net income	$39,584	$122,859	$761,844	$68,770

Pro forma basic earnings per share	$0.00	$0.00	$0.03	$0.00

Pro forma diluted earnings per share	$0.00	$0.00	$0.03	$0.00

Pro forma weighted average fair value of options granted	$—	$—	$—	$5.03

Assumptions used in pricing model:
Expected life (years)	3.1	6.0	3.1	6.0
Risk-free interest rate	3.5%	3.5%	3.5%	3.5%
Expected volatility	73%	79%	73%	79%
Dividend yield	—	—	—	—

(3) BAD DEBT RECOVERY:

On May 12, 2005, the Company received a payment of approximately 2,000,000 Euro from a governmental region in Italy in satisfaction of previously outstanding accounts receivable balances from hospitals located in the region. A significant portion of this payment related to accounts receivable against which the Company had previously established allowances. Since the collection of these receivables occurred prior to the filing of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2005, and in order to recognize the impact of the collection of these receivables, the Company reduced its allowance for doubtful accounts to $1,276,138 in its consolidated balance sheet at March 31, 2005 and recognized a corresponding bad debt recovery of $1,690,000 in its consolidated statement of operations for the three months ended March 31, 2005. This bad debt recovery of $1,690,000 is included in general and administrative expenses in the accompanying consolidated statement of operations for the six months ended June 30, 2005.

(4) CASH EQUIVALENTS AND SHORT-TERM MARKETABLE SECURITIES:

The Company owns certain short-term investments in marketable debt securities with original maturities of three months or less that are classified as cash equivalents.

Substantially all cash and cash equivalents are presently held at one national securities brokerage firm. Accordingly, the Company is subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver the Company’s securities or if the brokerage firm should become bankrupt or otherwise insolvent. At June 30, 2005 and December 31, 2004, the Company owned short-term marketable securities totaling $10,475,542 and $4,650,000, respectively. It is the Company’s policy to invest in select money market instruments, municipal securities and corporate issuers. Short-term investments in marketable debt securities are primarily auction rate securities with final maturities longer than one year, but with interest rates resetting every 28 or 35 days through an auction mechanism. These short-term marketable securities consist primarily of taxable municipal bonds and government agency securities. Also included in marketable securities is $125,000 in Italian government bonds held by the Company’s Italian subsidiary that are used to support guarantees provided by the Company. It is our intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, securities are deemed short-term, are classified as available for sale securities and are recorded at cost which approximates market value based on quoted market prices. Realized gains and losses from sales of marketable securities are based on the specific identification method. Realized gains and losses were not material during the three or six months ended June 30, 2005 or 2004.

The contractual maturity dates of the Company’s investments in marketable securities invested in auction rate securities at June 30, 2005 range from 2031 to 2043. The expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with and without prepayment penalties.

(5) INVENTORIES:

Inventories consist of the following:

	June 30, 2005	December 31, 2004
Raw materials	$1,166,347	$1,631,079
Work-in-process	1,226,068	737,282
Finished goods	2,543,731	2,775,250

Total inventories	$4,936,146	$5,143,611

(6) PRODUCT LICENSE:

In September 2004, the Company entered into a license agreement with an Italian diagnostics company to obtain a perpetual, worldwide, royalty-free license of product technology presently used by the Italian diagnostics company to manufacture Hepatitis products currently sold by them. In exchange, the Company agreed to pay four milestone payments totaling 1,000,000 Euro over the course of 18 months after the effective date of the agreement, upon the Italian diagnostics company’s achievement of certain enumerated performance objectives. In March 2005, the Company paid the first of these milestone payments, in the amount of $277,717. As a result of the satisfaction of the first milestone, the Company determined that payment of the three remaining milestone payments was probable and, consequently, an accrued license payable for the remaining 800,000 Euro was recorded during the first quarter of 2005. The outstanding balance of this accrued license payable was $968,640 in the accompanying consolidated balance sheet as of June 30, 2005. Among the other events and actions included in these future milestones are requirements that training be provided to the Company. This training will be expensed as incurred, and a corresponding amount will be recognized as a reduction to the product license recorded in the accompanying consolidated balance sheet. Training expenses of $12,810 were incurred during the three months ended June 30, 2005.

(7) EARNINGS PER SHARE:

A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

Period Ended June 30,	Three months		Six months
	2005	2004	2005	2004
Basic weighted average shares outstanding	27,053,105	27,631,155	27,036,559	27,651,345
Effect of dilutive securities – stock options and warrants	1,009,149	815,787	975,538	814,028

Diluted weighted average shares outstanding	28,062,254	28,446,942	28,012,097	28,465,373

Not included in the calculation of diluted earnings per share because their impact is antidilutive:
Stock options and warrants outstanding	415,349	570,349	415,349	540,972

(8) INCOME TAXES:

The provision for income taxes consists of the following:

Period Ended June 30,	Three months		Six months
	2005	2004	2005	2004
Current:
Foreign	22,108	25,421	44,972	43,549
Deferred:
Foreign	4,413	—	1,024,555	—

Total provision for income taxes	$26,521	$25,421	$1,069,527	$43,549

The Company’s income tax provision for the six months ended June 30, 2005 was different from the amount computed on the income before provision for income taxes at the United States federal statutory rate of 35% primarily due to the creation of a valuation allowance to fully reserve the remaining foreign deferred tax asset of $467,511. The valuation allowance was created due to the recent losses by the Company’s Italian operation. No domestic tax provision was recorded for either the three or six months ended June 30, 2005 or 2004 due to the expected utilization of prior period net operating losses, which were fully provided for with a valuation allowance, to offset current domestic taxable income. The current income tax provisions for the three and six months ended June 30, 2005 and 2004 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

The Company has established a full valuation allowance on its net domestic deferred tax assets, which are primarily comprised of net operating loss carryforwards. The portion of these domestic net operating loss carryforwards generated prior to March 14, 2001, the consummation date of the merger between b2bstores.com and the pre-merger IVAX Diagnostics, then a wholly-owned subsidiary of IVAX, were utilized by IVAX. On a separate return basis, no recognition of that utilization is reflected in the accompanying consolidated financial statements. As of June 30, 2005 and December 31, 2004, the Company had no net domestic deferred tax asset, as domestic net operating losses generated prior to the merger were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets generated subsequent to March 14, 2001. Additionally, as of June 30, 2005, the Company had no net foreign deferred tax asset, as a full valuation allowance was provided during the three months ended March 31, 2005 as a result of recent losses by the Company’s Italian operation. As of December 31, 2004, foreign deferred assets of $1,060,439 were included in other current assets. This amount included the tax effect of the reduction in the accounts receivable allowance recognized as a result of the May 12, 2005 collection of certain previously reserved Italian accounts receivable discussed in Note 3, Bad Debt Recovery, above. The remainder was eliminated due to the Company’s establishment of the full valuation allowance on its net foreign tax asset. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period.

(9) COMPREHENSIVE INCOME (LOSS):

The components of the Company’s comprehensive income (loss) are as follows:

Period Ended June 30,	Three months		Six months
	2005	2004	2005	2004
Net income	$155,383	$204,604	$993,441	$223,677
Foreign currency translation adjustments	(478,224)	(63,046)	(789,518)	(207,838)

Comprehensive income (loss)	$(322,841)	$141,558	$203,923	$15,839

(10) CONCENTRATION OF CREDIT RISK:

The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts as required. The Company’s accounts receivables are generated from sales made in both the United States and Italy. As of June 30, 2005 and December 31, 2004, $3,435,616 and $5,834,665, respectively, of the Company’s total net accounts receivable were due in Italy. Of the Company’s total net accounts receivable, 50.1% at June 30, 2005 and 64.8% at December 31, 2004 were due from hospitals and laboratories controlled by the Italian government.

(11) STOCKHOLDERS’ EQUITY:

During the six months ended June 30, 2005 the Company received $421,096 and issued 132,750 shares of its common stock as a result of the exercise of 132,750 options granted under the Company’s stock option plans. Additionally, on June 30, 2005, the Company purchased and redeemed from an unaffiliated stockholder 50,000 shares of its common stock as part of its share repurchase program for a total cost of $172,500. These shares have been retired and have resumed the status of authorized and unissued shares. On June 25, 2004, the Company purchased and redeemed a total of 657,125 shares of its common stock from a group of three unaffiliated stockholders at an exercise price of $4.00 per share in accordance with the terms of a previously announced Redemption Agreement. These shares were retired and resumed the status of authorized and unissued shares.

(12) SEGMENT INFORMATION:

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

Net Revenues by Region Period Ended June 30,	Three months		Six months
	2005	2004	2005	2004
Domestic
External net revenues	$3,306,416	$3,157,935	$6,880,284	$6,194,904
Intercompany revenues	205,607	324,134	567,052	456,426

	3,512,023	3,482,069	7,447,336	6,651,330

Italian
External net revenues	1,938,023	1,847,764	3,746,766	3,542,985
Intercompany revenues	47,923	33,821	103,733	79,708

	1,985,946	1,881,585	3,850,499	3,622,693

Elimination	(253,530)	(357,955)	(670,785)	(536,134)

Consolidated net revenues	$5,244,439	$5,005,699	$10,627,050	$9,737,889

Income from Operations by Region Period Ended June 30,	Three months		Six months
	2005	2004	2005	2004
Domestic	$66,907	$24,321	$350,915	$15,922
Italian	35,890	98,102	1,633,594	70,246
Elimination	21,206	(10,291)	15,540	71,113

Income from operations	$124,003	$112,132	$2,000,049	$157,281

Total Assets:			June 30, 2005	December 31, 2004
Domestic			$21,542,543	$20,082,250
Italian			15,877,138	16,831,975
Elimination			—	—

Total assets			$37,419,681	$36,914,225

(13) COMMITMENTS AND CONTINGENCIES:

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

(14) RECENTLY ISSUED ACCOUNTING STANDARDS:

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principles for all voluntary changes in accounting principles and to changes required by accounting pronouncements in the unusual instance that the pronouncements do not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine the period specific effects or cumulative effect of the change. When it is impracticable to determine the period specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment is to be made to the opening balance of retained earnings for that period. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, it requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This statement defines “retrospective application” as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. It also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. It is effective for fiscal years beginning after December 15, 2005. The impact of adoption of this statement is not expected to be significant.

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

(15) SUBSEQUENT EVENTS:

On July 25, 2005, IVAX, the Company’s approximately 74% stockholder, entered into a definitive Agreement and Plan of Merger with TEVA Pharmaceutical Industries Ltd. (“TEVA”) providing for, among other things, IVAX to be merged into a wholly-owned subsidiary of TEVA. Under the terms of the Agreement and Plan of Merger, at the effective time of the merger, each share of IVAX’ common stock and each “right” attached thereto will, at the election of the shareholder, be converted into either $26 in cash or 0.8471 ordinary shares of TEVA, which will trade in the United States in the form of American Depository Shares (ADSs), subject to proration such that no more than one-half of such elections are for cash and no more than one-half are for ADSs. The completion of the merger is subject to customary conditions, including, among others, the approval of IVAX’ and TEVA’s shareholders, regulatory approvals, including those relating to antitrust or competition laws and regulations, compliance with the Agreement and Plan of Merger, and no material adverse change to either TEVA or IVAX. The Agreement and Plan of Merger also contains certain termination rights for both IVAX and TEVA, including, without limitation, that in certain instances IVAX may be required to pay a termination fee and an expense reimbursement fee. There can be no assurance that the transactions contemplated by the Agreement and Plan of Merger will be consummated and, if the Agreement and Plan of Merger is not consummated, there can be no assurance that IVAX will not be required to pay a termination fee and an expense reimbursement fee.

As previously disclosed, the Company offered each holder of options to purchase shares of the Company’s common stock, which were granted under the Company’s 1999 Stock Option Plan, the opportunity to participate in a program whereby the Company would cancel 50% of such option holder’s options in exchange for a cash payment to such holder of $3.52 per share (except for the options of Giorgio D’Urso, the Company’s Chief Executive Officer and President, for which he would receive a cash payment of $3.02 per share), such option holder would then exercise all of his or her remaining options by paying to the Company the exercise price, and such option holder would agree to hold all of the shares of the Company’s common stock received upon exercise for a period of at least one year. On July 22, 2005, pursuant to the Company’s offer of this program, the Company entered into agreements with employees and a consultant of the Company and its subsidiaries, including, without limitation, the three executive officers of the Company. The participating option holders held a total of 998,795 options, all of which options were fully vested, each of which option had an exercise price of $0.73 per share and all of which options had expiration dates in the second (and, in one case, third) quarter of 2006. Pursuant to these agreements, the Company cancelled 499,398 options in exchange for a payment to the participating option holders of approximately $1,610,000, the participating option holders exercised the remaining 499,397 options by paying to the Company the aggregate exercise price of approximately $365,000, and each participating option holder agreed to hold all of the shares of the Company’s common stock received upon exercise for a period of at least one year. As a result of the participation of all but one of the option holders under the 1999 Stock Option Plan in this program, 18,000 stock options remain outstanding under the 1999 Stock Option Plan. IVD does not have any current intention of issuing any additional stock options under the 1999 Stock Option Plan. As a result of the cancellation of the 499,398 options, the Company expects to recognize an aggregate employment compensation expense of approximately $540,000 during the third quarter of 2005.

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

We have made forward-looking statements, which are subject to risks and uncertainties, in this Quarterly Report on Form 10-Q. These statements are based on the beliefs and assumptions of our management and on the information currently available to it. Forward-looking statements may be preceded by, followed by, or otherwise include the words “may,” “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “could,” “would,” “should,” or similar expressions or statements that certain events or conditions may occur. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by these forward-looking statements. These forward-looking statements are based largely on our expectations and the beliefs and assumptions of our management and on the information currently available to it and are subject to a number of risks and uncertainties, including, but not limited to, the risks and uncertainties associated with: economic, competitive, political, governmental and other factors affecting us and our operations, markets and products; the success of our technological, strategic and business initiatives, including our automation strategy and our development and anticipated commercial release of our new proprietary instrument system, named the PARSEC™ System; our ability to receive regulatory approval for the PARSEC™ System; the ability of the PARSEC™ System to be available when and to perform as expected; the ability of the PARSEC™ System to be a factor in our growth; the ability of the PARSEC™ System to expand the menu of test kits we offer; making the PARSEC™ System our primary product; our ability to market the PARSEC™ System; our customers’ integration of the PARSEC™ System into their operations; constantly changing, and our compliance with, governmental regulation; our limited operating revenues and operating profits and history of primarily operating losses; the impact of our adoption or implementation of new accounting statements and pronouncements; our ability to collect our accounts receivable and to make or change judgments and estimates regarding our allowances for doubtful accounts; our ability to utilize our deferred tax assets and to make or change judgments and estimates regarding our valuation allowances and reserves against our deferred tax assets; significant period to period variations in our provision for income taxes resulting from revisions to the estimated realizable value of our deferred tax assets; our agreements with IVAX, third party distributors and key personnel; consolidation of our customers affecting our operations, markets and products; reimbursement policies of governmental and private third parties affecting our operations, markets and products; price constraints imposed by our customers and governmental and private third parties; our ability to obtain product technology useful for the manufacture of Hepatitis products under our license agreement with an Italian diagnostics company described below; our ability to manufacture Hepatitis products; our ability to consummate potential acquisitions of businesses or products; our ability to integrate acquired businesses or products; protecting our intellectual property; political and economic instability and foreign currency fluctuation affecting our foreign operations; the holding of substantially all of our cash and cash equivalents and marketable securities at a single brokerage firm, including risks relating to the bankruptcy or insolvency of such brokerage firm; litigation regarding products, distribution rights, intellectual property rights and product liability; voting control of our common stock by IVAX; conflicts of interest with IVAX and with our officers, directors and employees; the transactions contemplated by the Agreement and Plan of Merger between, among others, IVAX and TEVA may not be consummated and, if the Agreement and Plan of Merger is not consummated, IVAX may be required to pay a termination fee and an expense reimbursement fee; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q. Many of these factors are beyond our control.

MAJORITY STOCKHOLDER

On July 25, 2005, IVAX, our approximately 74% stockholder, entered into a definitive Agreement and Plan of Merger with TEVA providing for, among other things, IVAX to be merged into a wholly-owned subsidiary of TEVA. Under the terms of the Agreement and Plan of Merger, at the effective time of the merger, each share of IVAX’ common stock and each “right” attached thereto will, at the election of the shareholder, be converted into either $26 in cash or 0.8471 ordinary shares of TEVA, which will trade in the United States in the form of ADSs, subject to proration such that no more than one-half of such elections are for cash and no more than one-half are for ADSs. The completion of the merger is subject to customary conditions, including, among others, the approval of IVAX’ and TEVA’s shareholders, regulatory approvals, including those relating to antitrust or competition laws and regulations, compliance with the Agreement and Plan of Merger, and no material adverse change to either TEVA or IVAX. The Agreement and Plan of Merger also contains certain termination rights for both IVAX and TEVA, including, without limitation, that in certain instances IVAX may be required to pay a termination fee and an expense reimbursement fee. There can be no assurance that the transactions contemplated by the Agreement and Plan of Merger will be consummated and, if the Agreement and Plan of Merger is not consummated, there can be no assurance that IVAX will not be required to pay a termination fee and an expense reimbursement fee.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

OVERVIEW

Net income for the six months ended June 30, 2005 was $993,000 compared to $224,000 for the same period of 2004. Contributing to this improvement was an increase in revenue of $889,000 to a record level of $10,627,000. Excluding the effect of foreign currency fluctuations of $165,000, this increase in revenue was principally driven by volume increases in domestic reagent revenue as well as an increase in international antigen sales. The effect of this increased revenue caused our gross profit to increase $700,000. Additionally, net income and income from operations significantly improved as a result of a bad debt recovery of Italian accounts receivable resulting from the impact of a payment on May 12, 2005 of previously outstanding accounts receivable from hospitals located within a particular region in Italy. A significant portion of this approximately 2,000,000 Euro payment related to accounts receivable against which we had previously established allowances. Accordingly, our operating expenses decreased by $1,142,000 primarily as a result of our recognition of a $1,690,000 bad debt recovery as we reduced our allowance for doubtful accounts to recognize the impact of this collection of these Italian receivables. This decrease in our operating expenses was partially offset by an increase of $273,000 in selling expenses due primarily to increased instrumentation and technical service costs, combined with the effect of exchange rate fluctuations, as well as an increase of $229,000 in research and development expenses. As a result, income from operations improved to $2,000,000 in the six months ended June 30, 2005 from $157,000 in the six months ended June 30, 2004. Our tax provision was $1,070,000 for the six months ended June 30, 2005 compared to $44,000 in the same period last year, with the increase primarily due to the recognition of deferred taxes in 2005 related to the impact of the collection of the Italian accounts receivable and the creation of a valuation allowance to fully reserve the remaining foreign deferred tax asset.

NET REVENUES AND GROSS PROFIT

Six months ended June 30,	2005	2004	Period over Period Increase
Net Revenues Excluding Intercompany Sales
Domestic	$6,880,000	$6,195,000	$685,000
Italian	3,747,000	3,543,000	204,000

Total	10,627,000	9,738,000	889,000

Cost of Sales	4,108,000	3,919,000	189,000

Gross Profit	$6,519,000	$5,819,000	$700,000
% of Total Net Revenues	61.3%	59.8%

Net revenues for the six months ended June 30, 2005 increased $889,000, or 9.1%, from the prior year comparable period. This increase was comprised of an increase of $685,000 in external net revenues from domestic operations and an increase in external net revenues of $204,000 from Italian operations. External net revenues from domestic operations increased 11.1% compared to the same period in 2004 primarily due to volume increases in domestic reagent revenue as well as an increase in international antigen sales. The 5.8% increase in external net revenues for our Italian operation was primarily attributable to an increase in revenue due to fluctuations of the United States dollar relative to the Euro, as further discussed in “Currency Fluctuations” below. As measured in Euros, Italian revenues in the first six months of 2005 did not vary significantly from revenues generated in the first six months of 2004. Gross profit for the six months ended June 30, 2005 increased $700,000, or 12%, from the six months ended June 30, 2004. The increase in gross profit was primarily attributable to the increase in net revenues and fluctuations of the United States dollar relative to the Euro. The increase in gross profit as a percentage of net revenues was primarily attributable to the effect of the positive trends of an increase in manufacturing efficiencies gained from the increase in revenues as well as a decrease in expenses related to the amortization of equipment on lease, partially offset by required regulatory consulting expenses in the first quarter of 2005.

OPERATING EXPENSES

Six months ended June 30,	2005	% of Revenue	2004	% of Revenue	Period over Period Increase (Decrease)
Selling Expenses
Domestic	$1,801,000	16.9%	$1,663,000	17.1%	$138,000
Italian	1,234,000	11.6%	1,099.000	11.3%	135,000

Total	3,035,000	28.6%	2,762,000	28.4%	273,000
General and Administrative	620,000	21.7%	2,264,000	23.2%	(1,644,000)
Research and Development	864,000	8.1%	635,000	6.5%	229,000

Total Operating Expenses	$4,519,000	42.5%	$5,661,000	58.1%	$(1,142,000)

The most significant variation in operating expenses occurred as a result of a bad debt recovery of Italian accounts receivable resulting from the impact of a payment on May 12, 2005 of previously outstanding accounts receivable balances from hospitals located within a particular region in Italy. A significant portion of this approximately 2,000,000 Euro payment related to accounts receivable against which we had previously established allowances. As a result, we recognized a $1,690,000 bad debt recovery, which is included in general and administrative expenses, as we reduced our allowance for doubtful accounts to recognize the impact of this collection of these receivables. Partially offsetting this decrease in operating expenses was an increase of $273,000 in selling expenses in the six months ended June 30, 2005 compared to the same period of 2004. The increase of $135,000 in the Italian portion of selling expenses was primarily due to the effect of exchange rate fluctuations and, when measured in local currency, increased payroll costs. Domestic selling expenses increased $138,000, primarily as a result of increased instrumentation and technical service costs, but partially offset by lower payroll costs. Excluding the effect of the bad debt recovery, general and administrative expenses increased $46,000 in the six months ended June 30, 2005 compared to the same period of 2004 due most significantly to higher professional fees but offset by lower provisions for doubtful accounts receivable. Research and development expenses increased $229,000 due to an increase in Italian research and development expenses to $412,000 in the six months ended June 30, 2005 from $236,000 in the six months ended June 30, 2004, primarily as the result of increased Italian research and development expenses related to the PARSEC™ System, principally due to increased consulting costs. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

INCOME FROM OPERATIONS

Income from operations was $2,000,000 during the six months ended June 30, 2005 compared to $157,000 during the six months ended June 30, 2004. Excluding intersegment elimination adjustments, which increased consolidated income from operations by $15,000, income from operations in the six months ended June 30, 2005 was composed of income from operations of $351,000 from domestic operations and $1,634,000 from Italian operations. Excluding intersegment elimination adjustments, which increased consolidated income from operations by $71,000, income from operations in the six months ended June 30, 2004 was composed of income from operations of $16,000 from domestic operations and $70,000 from Italian operations.

OTHER INCOME (EXPENSE)

Interest income increased to $162,000 in the six months ended June 30, 2005 from $84,000 in the same period of 2004 due to higher interest rates. Other expense, net totaled $99,000 during the six months ended June 30, 2005, compared to other income, net of $26,000 in the six months ended June 30, 2004. Amounts included in other income (expense), net in the periods ended June 30, 2005 and 2004 were primarily net foreign currency gains and losses by our Italian subsidiary on transactions which were denominated in currencies other than its functional currency.

INCOME TAX PROVISION

During the six months ended June 30, 2005 we recorded an income tax provision of $1,070,000 compared to a tax provision of $44,000 during the six months ended June 30, 2004. The tax provision for the first six months of 2005 was recognized by our Italian operation and is composed primarily of deferred taxes related to the allowance for doubtful accounts that was reduced during the first quarter of 2005 as a result of the May 12, 2005 collection of certain previously reserved Italian accounts receivable and the creation of a valuation allowance to fully reserve the remaining foreign deferred tax asset. The tax provision from the first six months of 2004 relates primarily to Italian local income taxes based upon applicable statutory rates effective in Italy.

No domestic tax provision was recorded for the six months ended June 30, 2005 or 2004 due to the expected utilization of prior period net operating losses to offset domestic taxable income in those periods.

NET INCOME

We generated net income in the six months ended June 30, 2005 of $993,000 compared to $224,000 in the same period of 2004. Our net income per basic and diluted common share was $0.04 in the six months ended June 30, 2005 compared to basic and diluted net income per common share of $0.01 in the six months ended June 30, 2004. Net income in the six months ended June 30, 2005 and 2004 resulted primarily from the various factors discussed above.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

OVERVIEW

Net income for the three months ended June 30, 2005 was $155,000 compared to $205,000 for the same period of 2004. Revenues increased $238,000 to $5,244,000. Excluding the effect of foreign currency fluctuations of $83,000, this increase in revenue was principally driven by volume increases in domestic reagent revenue as well as an increase in international antigen sales. The effect of this increased revenue and improved margins from increased manufacturing efficiencies and a reduction in expenses from the amortization of equipment on lease caused our gross profit to increase $303,000. Operating expenses increased by $292,000. This increase in our operating expenses consisted of increases of $159,000 in selling expenses due primarily to increased instrumentation and technical service costs and $153,000 in research and development expenses. As a result, income from operations improved to $124,000 in the three months ended June 30, 2005 from $112,000 in the three months ended June 30, 2004. Our resulting tax provision was $27,000 for the three months ended June 30, 2005 compared to $25,000 in the same period of the prior year.

NET REVENUES AND GROSS PROFIT

Three months ended June 30,	2005	2004	Period over Period Increase (Decrease)
Net Revenues Excluding Intercompany Sales
Domestic	$3,306,000	$3,158,000	$148,000
Italian	1,938,000	1,848,000	90,000

Total	5,244,000	5,006,000	238,000

Cost of Sales	1,971,000	2,036,000	(65,000)

Gross Profit	$3,273,000	2,970,000	$303,000
% of Total Net Revenues	62.4%	59.3%

Net revenues for the three months ended June 30, 2005 increased $238,000, or 4.8%, from the prior year comparable period. This increase was comprised of an increase of $148,000 in external net revenues from domestic operations and an increase in external net revenues of $90,000 from Italian operations. Domestic external net revenues for the three months ended June 30, 2005, increased 4.7% from the three months ended June 30, 2004. This increase was primarily due to greater reagent revenue derived from an increase in the volume of diagnostic test kits sold and, to a lesser extent, an increase in antigen sales. The 4.9% increase in external net revenues from our Italian operations was primarily attributable to increased revenue due to fluctuations of the United States dollar relative to the Euro, as further discussed in “Currency Fluctuations” below. When measured in Euros, external net revenues from Italian operations did not vary significantly from revenues generated in the second quarter of 2004. Gross profit and gross profit as a percentage of net revenues increased for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 partially as a result of the increase in domestic revenues as well as the resulting manufacturing efficiencies achieved. Additionally, gross profit as a percentage of net revenues for the three months ended June 30, 2005 improved compared to the comparable period in 2004 due to a reduction in expenses related to the amortization of equipment on lease.

OPERATING EXPENSES

Three months ended June 30,	2005	% of Revenue	2004	% of Revenue	Period over Period Increase (Decrease)
Selling Expenses
Domestic	$902,000	17.2%	$810,000	16.2%	$92,000
Italian	620,000	11.8%	552.000	11.0%	68,000

Total	1,522,000	29.0%	1,362,000	27.2%	160,000

General and Administrative	1,158,000	22.1%	1,179,000	23.6%	(21,000)

Research and Development	469,000	8.9%	316,000	6.3%	153,000

Total Operating Expenses	$3,149,000	60.0%	$2,857,000	57.1%	$292,000

Selling expenses for the three months ended June 30, 2005 increased $160,000 compared to the same period of 2004. The increase in domestic selling expenses of $92,000 was primarily due to increased instrumentation and technical service costs. Additionally, selling expenses of our Italian operations increased by $68,000. The most significant increase in expenses incurred in Italy, primarily due to the effect of exchange rate fluctuations. General and administrative expenses decreased $21,000 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 primarily due to lower bad debt expenses, but partially offset by increased professional fees. Research and development increased $153,000 due primarily to an increase in Italian research and development expenses to $217,000 in the three months ended June 30, 2005 from $118,000 for the three months ended June 30, 2004. Additionally, domestic research and development expenses increased to $252,000 in the three months ended June 30, 2005 compared to $198,000 in the prior year comparable period. The majority of each of these increases in research and development expenses was the result of increased consulting expenses related to the development of the PARSEC™ System. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

INCOME FROM OPERATIONS

Income from operations was $124,000 during the three months ended June 30, 2005 compared to $112,000 during the three months ended June 30, 2004. Excluding intersegment elimination adjustments, which increased consolidated income from operations by $21,000, income from operations in the three months ended June 30,

2005 was composed of income from operations of $67,000 from domestic operations and $36,000 from Italian operations. Excluding intersegment elimination adjustments, which decreased consolidated income from operations by $10,000, income from operations in the three months ended June 30, 2004 was composed of income from operations of $24,000 from domestic operations and $98,000 from Italian operations.

OTHER INCOME (EXPENSE)

Interest income increased to $93,000 for the three months ended June 30, 2005 from $42,000 for the three months ended June 30, 2004 primarily due to higher interest rates during 2005. Other expense, net totaled $35,000 during the three months ended June 30, 2005, compared to other income, net of $76,000 during the three months ended June 30, 2004, a decrease of $111,000. This decrease in other income was due to net foreign currency losses recognized in 2005 as compared to net foreign gains recognized in 2004, primarily on transactions by our Italian subsidiary which were denominated in currencies other than its functional currency.

INCOME TAX PROVISION

During the three months ended June 30, 2005 we recorded an income tax provision of $27,000 compared to a tax provision of $25,000 during the three months ended June 30, 2004. The tax provision for each period relates to Italian local income taxes recorded based upon applicable statutory rates effective in Italy. No domestic tax provision was recorded for the three months ended June 30, 2005 or 2004 due to the expected utilization of prior period net operating losses, which were fully provided for with a valuation allowance, to offset domestic taxable income in those periods.

NET INCOME

We generated net income in the three months ended June 30, 2005 of $155,000 compared to $205,000 in the same period of 2004. Our net income per basic and diluted common share was $0.01 for both the three months ended June 30, 2005 and the three months ended June 30, 2004. Net income in the three months ended June 30, 2005 and 2004 resulted primarily from the various factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, our working capital was $22,424,000 compared to $22,993,000 at December 31, 2004. Cash and cash equivalents totaled $3,303,000 at June 30, 2005, as compared to $7,493,000 at December 31, 2004. In the accompanying consolidated statements of cash flows for the six months ended June 30, 2004, we reclassified, from cash and cash equivalents to marketable securities, $10,200,000 and $12,600,000 as of June 30, 2004 and December 31, 2003, respectively. Short-term marketable securities totaled $10,476,000 at June 30, 2005 and $4,650,000 at December 31, 2004. Our short-term marketable securities are primarily investments in auction rate debt securities with final maturities longer than one year, but with interest rates typically resetting every 28 or 35 days through an auction mechanism. These short-term marketable securities consist primarily of taxable municipal bonds and government agency securities. Also included in marketable securities is $125,000 in Italian government bonds held by the Company’s Italian subsidiary that are used to support guarantees provided by the Company. Substantially all cash and cash equivalents and short-term marketable securities are presently held at one national securities brokerage firm. Accordingly, we are subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver our securities or if the brokerage firm should become bankrupt or otherwise insolvent. We only invest in select money market instruments, municipal securities and corporate issuers.

Net cash flows of $1,953,000 were provided by operating activities during the six months ended June 30, 2005, compared to $102,000 that was provided by operating activities during the six months ended June 30, 2004. Cash provided by operating activities during the first six months of 2005 was primarily the result of cash generated from operating results, adjusted for non-cash items, of $674,000, as well as a net working capital increase, excluding the change in cash balance, of $1,223,000. This increase in net working capital was principally due to the May 12, 2005 collection of Italian accounts receivable, partially offset by the resulting required value-added tax payment. Cash provided by operating activities in the first six months of 2004 was principally the result of cash generated from operating results, adjusted for non-cash items, of $903,000 that were partially offset by a decrease in net working capital, excluding the change in cash, of $875,000. This decrease in net working capital was primarily the result of an increase in accounts receivable as well as cash utilized for other current assets, due primarily to required prepaid insurance payments. These decreases in net working capital were partially offset by cash provided by an increase in accounts payable and accrued expenses.

Net cash flows of $6,311,000 were used in investing activities during the six months ended June 30, 2005, as compared to $1,993,000 that was provided by investing activities during the same period of the prior year. The increase in cash used for investing activities was primarily the result of net investments in marketable securities. Additionally, we paid approximately $278,000 during the six months ended June 30, 2005 as the result of a license agreement we entered into in September 2004 with an Italian diagnostics company to obtain a perpetual, worldwide, royalty-free license of product technology presently used by the Italian diagnostics company to manufacture Hepatitis products currently sold by them. In exchange, we agreed to pay four milestone payments totaling 1,000,000 Euro over the course of 18 months after the effective date of the agreement, upon the Italian diagnostics company’s achievement of certain enumerated performance objectives. The payment of the approximately $278,000 was the first of these milestone payments. As a result of the satisfaction of the first milestone, we determined that payment of the three remaining milestone payments was probable and, consequently, an accrued license payable of $969,000 is recorded in the accompanying consolidated balance sheet as of June 30, 2005. Among other events and actions included in these future milestones are requirements that training be provided to us. This training has been, and will continue to be, expensed as incurred and a corresponding amount will be recognized as a reduction to the product license recorded in the accompanying consolidated balance sheet. While we determined that our payment of the three remaining milestone payments was probable and believe that capitalization as a recoverable asset is appropriate, there remains a risk that we will not be able to obtain product technology that would enable us to manufacture Hepatitis products or, if we obtain such product technology, that we will not be able to manufacture Hepatitis products.

Net cash of $249,000 was provided by financing activities during the six months ended June 30, 2005, while $2,579,000 was used during the same period of 2004. Cash of $421,000 was provided in 2005 as a result of the exercise of 132,750 options granted under our stock option plans. Additionally, we used $173,000 to purchase and redeem from an unaffiliated stockholder 50,000 shares of our common stock during the six months ended June 30, 2005 as part of the common stock repurchase program approved by our Board of Directors in May 2002. These shares have been retired and resumed the status of authorized and unissued shares. Cash used for financing activities in 2004 was due to our June 25, 2004 use of $2,629,000 to purchase and redeem 657,125 shares of our common stock from a group of three unaffiliated stockholders at an exercise price of $4.00 per share in accordance with the terms of a previously announced Redemption Agreement. These shares were retired and also resumed the status of authorized and unissued shares.

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

We maintain allowances for doubtful accounts, particularly in Italy where payment cycles are longer than in the United States for the operations of our Italian subsidiary, for estimated losses resulting from the inability of our customers to make required or timely payments. On May 12, 2005, we received a payment of approximately 2,000,000 Euro from a governmental region in Italy in satisfaction of previously outstanding accounts receivable balances from hospitals located in the region. A significant portion of this payment related to accounts receivable against which we had previously established allowances. In order to recognize the impact of this collection of receivables, we reduced our allowance for doubtful accounts in our March 31, 2005 financial statements. If we require additional allowances, our operating results could be materially adversely affected during the period in which the determination to increase the allowance is or was made.

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

We maintain allowances for doubtful accounts, particularly in Italy for the operations of our Italian subsidiary, for estimated losses resulting from the inability of our customers to make required payments. In many instances our receivables in Italy, while currently due and payable, take in excess of a year to collect. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then we may be required to make additional allowances which would adversely affect our operating results during the period in which the determination or allowance is or was made. Our allowances for doubtful accounts were $1,062,000 and $3,081,000 at June 30, 2005 and December 31, 2004, respectively. The allowance for doubtful accounts at June 30, 2005 reflects the effect of the bad debt recovery discussed in Note 3, Bad Debt Recovery, in the accompanying notes to the consolidated financial statements. A recovery of doubtful accounts receivable of $1,787,000, primarily due to the recovery of $1,690,000 discussed in Note 3, Bad Debt Recovery, in the accompanying notes to the consolidated financial statements, was recorded in the first six months of 2005. A provision for doubtful accounts receivable of $112,000 was recorded in the first six months of 2004.

We regularly review inventory quantities on hand, including components for current and future versions of instrumentation, and, if necessary, record a provision for excess and obsolete inventory based primarily on our estimates of product demand and production requirements. These estimates of future instrumentation and diagnostic kit product demand may prove to be inaccurate, in which case any resulting adjustments to the value of inventory would be recognized in our cost of goods sold at the time of such determination and could adversely affect our operating results. Inventory reserves were $439,000 and $436,000 as of June 30, 2005 and December 31, 2004, respectively. A total of $123,000 was charged to cost and expenses during the first six months of 2005, while $150,000 was charged in the first six months of 2004. Included within our inventory balance at June 30, 2005 was approximately $850,000 in PARSEC™ instrumentation and instrument components in anticipation of our pending product launch.

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

We accounted for income taxes on our consolidated financial statements on a stand-alone basis as if we had filed our own income tax returns. However, the pre-merger IVAX Diagnostics reported its income taxes until the merger with b2bstores.com as part of a consolidated group. Therefore, all domestic net operating losses generated prior to the merger were utilized by IVAX. Since the merger, we have experienced net domestic losses from operations. Accounting principles generally accepted in the United States require that we record a valuation allowance against the deferred tax asset associated with these losses if it is “more likely than not” that we will not be able to utilize the net operating loss to offset future taxes. Due to the cumulative net losses from the operations of our domestic operations since the merger, we have provided a full valuation allowance of approximately $3,000,000 against domestic deferred tax assets. Additionally, as of June 30, 2005, we have also recorded a full valuation allowance of approximately $500,000 against our foreign deferred tax asset as a result of recent losses by our Italian operation. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period. Additionally, over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of our net operating loss carryforwards. Upon reaching such a conclusion, and upon such time as we reversed the entire valuation allowance against the deferred tax asset, we would then provide for income taxes at our effective tax rate.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principles for all voluntary changes in accounting principles and to changes required by accounting pronouncements in the unusual instance that the pronouncements do not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine the period specific effects or cumulative effect of the change. When it is impracticable to determine the period specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment is to be made to the opening balance of retained earnings for that period. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, it requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This statement defines “retrospective application” as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. It also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. It is effective for fiscal years beginning after December 15, 2005. The impact of adoption of this statement is not expected to be significant.

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

CURRENCY FLUCTUATIONS

For the six months ended June 30, 2005 and 2004, approximately 35.3% and 36.4%, respectively, of our net revenues were generated in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the strength of the United States dollar against the Euro resulted in increases of approximately $165,000 in net revenues for the six months ended June 30, 2005 and $83,000 for the three months ended June 30, 2005 compared to the same periods of the prior year. During the six months ended June 30, 2005 and 2004, none of our subsidiaries were domiciled in highly inflationary environments. The effects of inflation on consolidated net revenues and operating income were not significant.

For the six months ended June 30, 2005, our subsidiary in Italy represented 35.3% of our net revenues. Conducting an international business inherently involves a number of difficulties, risks, and uncertainties, such as export and trade restrictions, inconsistent and changing regulatory requirements, tariffs and other trade barriers, cultural issues, longer payment cycles, problems in collecting accounts receivable, political instability, local economic downturns, seasonal reductions in business activity in Europe during the traditional summer vacation months, and potentially adverse tax consequences.

INCOME TAXES

We recognized tax provisions of $27,000 and $25,000 for the three months ended June 30, 2005 and 2004, respectively, and $1,070,000 and $44,000 for the six months ended June 30, 2005 and 2004, respectively, which related to foreign operations. Through March 14, 2001, the pre-merger IVAX Diagnostics reported its domestic income taxes as part of a consolidated group with IVAX. All domestic taxable losses generated prior to that date were utilized by IVAX. Effective March 14, 2001, as a result of the merger between b2bstores.com and the pre-merger IVAX Diagnostics, we were no longer included in the consolidated income tax returns of IVAX.

For financial statement purposes, we accounted for income taxes on a stand-alone basis as though we had filed our own income tax returns. Our income tax provision for the six months ended June 30, 2005 was different from the amount computed on the income before income taxes at the statutory rate of 35% primarily due to deferred taxes related to the allowance for doubtful accounts that was reduced during the first quarter of 2005 as a result of the May 12, 2005 collection of certain previously reserved Italian accounts receivable and the creation of a valuation allowance to fully reserve the remaining foreign deferred tax asset of $467,000. The valuation allowance was created due to the recent losses by our Italian operation. No domestic tax provision was recorded for the three or six months ended June 30, 2005 and 2004 due to the expected utilization of prior period net operating losses to offset current domestic taxable income. The current income tax provisions for the three or six months ended June 30, 2005 and 2004 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

As of June 30, 2005, we had no net domestic deferred tax asset, as domestic net operating losses generated prior to the merger were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets generated subsequent to March 14, 2001. Additionally, as of June 30, 2005, we had no net foreign deferred tax asset, as a full valuation allowance was provided during the three months ended March 31, 2005 as a result of recent losses by our Italian operation. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

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

Under the rules and regulations of the Securities and Exchange Commission, the Company is currently not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until the Company files its Annual Report on Form 10-K for its fiscal year ending December 31, 2006. In the Company’s Annual Report on Form 10-K for the year ending December 31, 2006, the Company’s management will be required to provide an assessment as to the effectiveness of the Company’s internal control over financial reporting and its independent registered public accounting firm will be required to attest as to the Company’s management’s assessment and to the effectiveness of internal control over financial reporting. The assessment and attestation processes required by Section 404 are new and neither companies nor auditing firms have significant experience in testing or complying with these requirements. Accordingly, the Company may encounter problems or delays in completing its obligations and receiving an unqualified report on its internal control over financial reporting by its independent registered public accounting firm.

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

PART II - OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2005	—	—	—	865,427
May 1 – May 31, 2005	—	—	—	865,427
June 1 – June 30, 2005	50,000	$3.45	50,000	815,427

Total	50,000	$3.45	50,000	815,427

(a)	This column includes (i) purchases under the Company’s publicly announced share repurchase program described in (b) below and (ii) the Company’s purchase and redemption of a total of 50,000 shares of its common stock for $3.45 per share.
(b)	The Company’s share repurchase program was approved by the Company’s Board of Directors in May 2002. The program authorizes the repurchase of up to 2,000,000 shares of Company common stock from time to time, directly or through brokers or agents, and will expire upon the repurchase of all of such shares or earlier termination by the Board of Directors.

Item 4 – Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on July 13, 2005. The stockholders voted to re-elect all four nominees for directors of the Company’s Board of Directors. The persons elected to the Company’s Board of Directors and the number of votes cast for and withheld for each nominee for director were as follows:

Director	Term of Office	For	Withheld
Fernando L. Fernandez	2007	26,431,522	411,602
Neil Flanzraich	2008	26,099,812	743,312
John B. Harley, M.D.	2008	26,108,676	734,448
Jane H. Hsiao, Ph.D.	2008	26,286,782	556,342

Item 6 - Exhibits

Exhibit Number	Description
10.1	Amendment to Employment Agreement, dated July 13, 2005, between IVAX Diagnostics, Inc. and Giorgio D’Urso.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVAX Diagnostics, Inc.

Date: August 15, 2005	By:	/s/ Mark S. Deutsch
Mark S. Deutsch,
Vice President-Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment to Employment Agreement, dated July 13, 2005, between IVAX Diagnostics, Inc. and Giorgio D’Urso.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.