Form 10-Q
period 2005-09-30
IVAX DIAGNOSTICS INC
filed 2005-11-14
CIK 1095858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

27,601,976 shares of Common Stock, $ .01 par value, outstanding as of November 9, 2005.

IVAX DIAGNOSTICS, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,063,642	$7,492,885
Marketable securities	8,175,000	4,650,000
Accounts receivable, net of allowances for doubtful accounts of $1,058,635 in 2005 and $3,080,952 in 2004	6,617,365	7,739,548
Inventories	5,093,695	5,143,611
Other current assets	1,124,774	2,203,473

Total current assets	25,074,476	27,229,517

Property, plant and equipment, net	2,105,566	2,258,818
Equipment on lease	610,904	719,277
Product license	1,278,190	—
Goodwill, net	6,713,409	6,632,986
Other assets	53,999	73,627

Total assets	$35,836,544	$36,914,225

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$952,921	$1,207,042
Accrued license payable	962,081	—
Accrued expenses and other current liabilities	2,663,165	3,029,820

Total current liabilities	4,578,167	4,236,862

Other long-term liabilities	595,485	631,391

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding 27,601,976 in 2005 and 27,019,829 in 2004	276,019	270,198
Capital in excess of par value	40,546,166	41,010,041
Accumulated deficit	(9,055,202)	(8,948,844)
Accumulated other comprehensive loss	(1,104,091)	(285,423)

Total shareholders’ equity	30,662,892	32,045,972

Total liabilities and shareholders’ equity	$35,836,544	$36,914,225

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months		Nine months
Period Ended September 30,	2005	2004	2005	2004
Net revenues	$4,668,555	$4,582,855	$15,295,605	$14,320,744
Cost of sales	2,149,367	1,938,441	6,256,976	5,857,632

Gross profit	2,519,188	2,644,414	9,038,629	8,463,112

Operating expenses:
Selling	1,520,774	1,488,862	4,556,107	4,250,732
General and administrative	1,787,793	1,080,540	2,408,050	3,345,257
Research and development	395,355	327,039	1,259,157	961,869

Total operating expenses	3,703,922	2,896,441	8,223,314	8,557,858

Income (loss) from operations	(1,184,734)	(252,027)	815,315	(94,746)

Other income:
Interest income	86,854	53,433	249,142	137,566
Other income (expense), net	(6,772)	77,761	(106,141)	103,573

Total other income, net	80,082	131,194	143,001	241,139

Income (loss) before provision for income taxes	(1,104,652)	(120,833)	958,316	146,393

Provision for (benefit from) income taxes	(4,853)	(26,757)	1,064,674	16,792

Net income (loss)	$(1,099,799)	$(94,076)	$(106,358)	$129,601

Basic earnings (loss) per common share	$(.04)	$0.00	$0.00	$0.00

Diluted earnings (loss) per common share	$(.04)	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	27,487,983	27,019,829	27,188,687	27,448,896

Diluted	27,487,983	27,019,829	27,188,687	28,253,534

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2005	2004
Cash flows from operating activities:
Net income (loss)	$(106,358)	$129,601
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	636,763	837,438
(Recovery of) Provision for doubtful accounts receivable	(1,797,940)	133,638
Compensation expense related to stock option cancellation	536,672	—
Deferred income tax provision	1,007,261	—
Changes in operating assets and liabilities:
Accounts receivable	2,296,830	(614,360)
Inventories	(217,623)	(345,124)
Other current assets	(101,718)	(458,088)
Other assets	29,423	252
Accounts payable and accrued expenses	(407,432)	(83,598)
Other long-term liabilities	35,772	56,802

Net cash flows provided by (used in) operating activities	1,911,650	(343,439)

Cash flows from investing activities:
Capital expenditures	(150,838)	(343,207)
Purchases of marketable securities	(10,050,542)	—
Sales of marketable securities	6,525,542	2,400,000
Acquisition of product license	(277,717)	—
Acquisitions of equipment on lease	(340,950)	(264,566)

Net cash flows provided by (used in) investing activities	(4,294,505)	1,792,227

Cash flows from financing activities:
Proceeds from stock option exercises	785,654	49,800
Cancellation of stock options	(1,607,880)	—
Repurchase of common stock	(172,500)	(2,628,500)

Net cash flows used in financing activities	(994,726)	(2,578,700)

Effect of exchange rate changes on cash and cash equivalents	(51,662)	(25,587)

Net decrease in cash and cash equivalents	(3,429,243)	(1,155,499)
Cash and cash equivalents at the beginning of the period	7,492,885	2,864,839

Cash and cash equivalents at the end of the period	$4,063,642	$1,709,340

Supplemental disclosures:
Interest paid	$—	$—

Income tax payments	$—	$266,662

Noncash investing activities:
Acquisition of product license	$1,030,000	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) GENERAL:

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations, financial position, and cash flows for the nine months ended September 30, 2005 are not necessarily indicative of the results of operations, financial position, and cash flows which may be reported for the remainder of 2005. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the IVAX Diagnostics, Inc. (“IVAX Diagnostics,” “the Company,” “we,” “us,” “our”) Annual Report on Form 10-K for the year ended December 31, 2004. Certain prior period amounts presented in the consolidated financial statements have been reclassified to conform to the current period’s presentation. In the accompanying consolidated statements of cash flows for the nine months ended September 30, 2004, the Company reclassified, from cash and cash equivalents to marketable securities, $10,200,000 and $12,600,000 as of September 30, 2004 and December 31, 2003, respectively.

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

On July 25, 2005, IVAX, the Company’s approximately 74% stockholder, entered into a definitive Agreement and Plan of Merger with TEVA Pharmaceutical Industries Ltd. (“TEVA”) providing for, among other things, IVAX to be merged into a wholly-owned subsidiary of TEVA. Under the terms of the Agreement and Plan of Merger, at the effective time of the merger, each share of IVAX’ common stock and each “right” attached thereto will, at the election of the shareholder, be converted into either $26 in cash or 0.8471 ordinary shares of TEVA, which will trade in the United States in the form of American Depository Shares (ADSs), subject to proration such that no more than one-half of such elections are for cash and no more than one-half are for ADSs. Although approval of IVAX’ and TEVA’s shareholders has occurred, completion of the merger is subject to customary conditions, including, among others, regulatory approvals, including those relating to antitrust or competition laws and regulations, compliance with the Agreement and Plan of Merger, and no material adverse change to either TEVA or IVAX. The Agreement and Plan of Merger also contains certain termination rights for both IVAX and TEVA, including, without limitation, that in certain instances IVAX may be required to pay a termination fee and an expense reimbursement fee. There can be no assurance that the transactions contemplated by the Agreement and Plan of Merger will be consummated and, if the Agreement and Plan of Merger is not consummated, there can be no assurance that IVAX will not be required to pay a termination fee and an expense reimbursement fee. Should the merger be completed, the approximately 74% of the outstanding shares of the Company’s common stock presently owned by IVAX would then be owned by TEVA or a subsidiary of TEVA.

(2) STOCK-BASED COMPENSATION:

In July 2005, the Company offered each holder of options to purchase shares of the Company’s common stock, which were granted under the Company’s 1999 Stock Option Plan, the opportunity to participate in a program whereby the Company would cancel 50% of such option holder’s options in exchange for a cash payment to such holder of $3.52 per share (except for the options of Giorgio D’Urso, the Company’s Chief Executive Officer and President, for which he would receive a cash payment of $3.02 per share), such option holder would then exercise all of his or her remaining options by paying to the Company the exercise price, and such option holder would agree to hold all of the shares of the Company’s common stock received upon exercise for a period of at least one year. On July 22, 2005, pursuant to the Company’s offer of this program, the Company entered into agreements with employees and a consultant of the Company and its subsidiaries, including, without limitation, the three executive officers of the Company. The participating option holders held a total of 998,795 options, all of which options were fully vested, had an exercise price of $0.73 per share and had an expiration date in the second (and, in one case, the third) quarter of 2006. Pursuant to these agreements, during the third quarter of 2005, the Company cancelled 499,398 options in exchange for a payment to the participating option holders of $1,607,880, the participating option holders exercised the remaining 499,397 options by paying to the Company the aggregate exercise price of approximately $365,000, and each participating option holder agreed to hold all of the shares of the Company’s common stock received upon exercise for a period of at least one year. The payment of $1,607,880 to the participating option holders has been recognized as aggregate employment compensation expense of $536,672 and as a reduction of capital in excess of par of $1,071,208. As a result of the participation of all but one of the option holders under the 1999 Stock Option Plan in this program, 18,000 stock options remain outstanding under the 1999 Stock Option Plan. The Company does not have any current intention of issuing any additional stock options under the 1999 Stock Option Plan.

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

	Three months		Nine months
Period Ended September 30,	2005	2004	2005	2004
Net income (loss) as reported	$(1,099,799)	$(94,076)	$(106,358)	$129,601
Add: Compensation expense from stock option cancellation	536,672	—	536,672	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	139,653	120,277	432,519	277,494

Pro forma net loss	$(702,780)	$(214,353)	$(2,205)	$(147,893)

Pro forma basic loss per share	$(0.03)	$(0.01)	$0.00	$(0.01)

Pro forma diluted loss per share	$(0.03)	$(0.01)	$0.00	$(0.01)

Pro forma weighted average fair value of options granted	$2.88	$5.03	$2.88	$5.03

Assumptions used in pricing model:

Expected life (years)	2.6	3.0	2.6	3.0

Risk-free interest rate	3.5%	3.5%	3.5%	3.5%

Expected volatility	72%	76%	73%	76%

Dividend yield	—	—	—	—

(3) BAD DEBT RECOVERY:

On May 12, 2005, the Company received a payment of approximately 2,000,000 Euro from a governmental region in Italy in satisfaction of previously outstanding accounts receivable balances from hospitals located in the region. A significant portion of this payment related to accounts receivable against which the Company had previously established allowances. This bad debt recovery of $1,690,000 is included in general and administrative expenses in the accompanying consolidated statement of operations for the nine months ended September 30, 2005.

(4) CASH EQUIVALENTS AND SHORT-TERM MARKETABLE SECURITIES:

The Company owns certain short-term investments in marketable debt securities with original maturities of three months or less that are classified as cash equivalents.

Substantially all cash and cash equivalents are presently held at one national securities brokerage firm. Accordingly, the Company is subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver the Company’s securities or if the brokerage firm should become bankrupt or otherwise insolvent. At September 30, 2005 and December 31, 2004, the Company owned short-term marketable securities totaling $8,175,000 and $4,650,000, respectively. It is the Company’s policy to invest in select money market instruments, municipal securities and corporate issuers. Short-term investments in marketable debt securities are primarily auction rate securities with final maturities longer than one year, but with interest rates resetting every 28 or 35 days through an auction mechanism. These short-term marketable securities consist primarily of taxable municipal bonds and government agency securities. Also included in marketable securities is $125,000 in Italian bank bonds held by the Company’s Italian subsidiary that are used to support guarantees provided by the Company. It is our intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, securities are deemed short-term, are classified as available for sale securities and are recorded at cost which approximates market value based on quoted market prices. Realized gains and losses from sales of marketable securities are based on the specific identification method. Realized gains and losses were not material during the three or nine months ended September 30, 2005 and 2004.

(5) INVENTORIES:

Inventories consist of the following:

	September 30, 2005	December 31, 2004
Raw materials	$1,354,599	$1,631,079
Work-in-process	1,200,941	737,282
Finished goods	2,538,155	2,775,250

Total inventories	$5,093,695	$5,143,611

(6) PRODUCT LICENSE:

In September 2004, the Company entered into a license agreement with an Italian diagnostics company to obtain a perpetual, worldwide, royalty-free license of product technology presently used by the Italian diagnostics company to manufacture Hepatitis products currently sold by them. In exchange, the Company agreed to pay four milestone payments totaling 1,000,000 Euro over the course of 18 months after the effective date of the agreement, upon the Italian diagnostics company’s achievement of certain enumerated performance objectives. In March 2005, the Company paid the first of these milestone payments, in the amount of $277,717. As a result of the satisfaction of the first milestone, the Company determined that payment of the three remaining milestone payments was probable and, consequently, an accrued license payable for the remaining 800,000 Euro was recorded during the first quarter of 2005. The outstanding balance of this accrued license payable was $962,081 in the accompanying consolidated balance sheet as of September 30, 2005. Among the other events and actions included in these future milestones are requirements that training be provided to the Company. This training will be expensed as incurred, and a corresponding amount will be recognized as a reduction to the product license recorded in the accompanying consolidated balance sheet. Training expenses of $12,810 were incurred during the nine months ended September 30, 2005.

(7) EARNINGS (LOSS) PER SHARE:

A reconciliation of the denominator of the basic and diluted earnings (loss) per share computation is as follows:

	Three months		Nine months
Period Ended September 30,	2005	2004	2005	2004
Basic weighted average shares outstanding	27,487,983	27,019,829	27,188,687	27,448,896
Effect of dilutive securities – stock options and warrants	—	—	—	804,638

Diluted weighted average shares outstanding	27,487,983	27,019,829	27,l88,687	28,253,534

Not included in the calculation of diluted earnings (loss) per share because their impact is antidilutive:
Stock options and warrants outstanding	969,699	2,489,577	969,699	725,836

(8) INCOME TAXES:

The provision for (benefit from) income taxes consists of the following:

	Three months		Nine months
Period Ended September 30,	2005	2004	2005	2004
Current:
Foreign	$12,441	$(26,757)	$57,413	$16,792
Deferred:
Foreign	(17,294)	—	1,007,261	—

Total	$(4,853)	$(26,757)	$1,064,674	$16,792

The Company’s income tax provision for the nine months ended September 30, 2005 was different from the amount computed on the income before provision for income taxes at the United States federal statutory rate of 35% primarily due to the creation of a valuation allowance recorded in the first quarter of 2005 to fully reserve the foreign deferred tax asset of $467,511 remaining after the May 12, 2005 collection of certain previously outstanding Italian accounts receivable discussed in Note 3, Bad Debt Recovery, above. The valuation allowance was created due to the recent losses by the Company’s Italian operation. No domestic tax provision was recorded for either the three or nine months ended September 30, 2005 or 2004 due to the expected utilization of prior period net operating losses, which were fully provided for with a valuation allowance, to offset current domestic taxable income. The current income tax provisions for the three and nine months ended September 30, 2005 and 2004 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

The Company has established a full valuation allowance on its net domestic deferred tax assets, which are primarily comprised of net operating loss carryforwards. The portion of these domestic net operating loss carryforwards generated prior to March 14, 2001, the consummation date of the merger between b2bstores.com and the pre-merger IVAX Diagnostics, then a wholly-owned subsidiary of IVAX, were utilized by IVAX. On a separate return basis, no recognition of that utilization is reflected in the accompanying consolidated financial statements. As of September 30, 2005 and December 31, 2004, the Company had no net domestic deferred tax asset, as domestic net operating losses generated prior to the merger were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets generated subsequent to March 14, 2001. Additionally, as of September 30, 2005, the Company had no net foreign deferred tax asset, as a full valuation allowance was provided during the first quarter of 2005 as a result of recent losses by the Company’s Italian operation. As of December 31, 2004, foreign deferred assets of $1,060,439 were included in other current assets. This amount included the tax effect of the reduction in the accounts receivable allowance recognized as a result of the May 12, 2005 collection of certain previously reserved Italian accounts receivable discussed in Note 3, Bad Debt Recovery, above. The remainder was eliminated due to the Company’s establishment of the full valuation allowance on its net foreign tax asset. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period.

(9) COMPREHENSIVE INCOME (LOSS):

The components of the Company’s comprehensive income (loss) are as follows:

	Three months		Nine months
Period Ended September 30,	2005	2004	2005	2004
Net income (loss)	$(1,099,799)	$(94,076)	$(106,358)	$129,601
Foreign currency translation adjustments	(29,150)	125,002	(818,668)	(82,836)

Comprehensive income (loss)	$(1,128,949)	$30,926	$(925,026)	$46,765

(10) CONCENTRATION OF CREDIT RISK:

The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts as required. The Company’s accounts receivables are generated from sales made primarily in the United States and Italy. As of September 30, 2005 and December 31, 2004, $4,492,893 and $5,834,665, respectively, of the Company’s total net accounts receivable were due in Italy. Of the Company’s total net accounts receivable, 54.0% at September 30, 2005 and 64.8% at December 31, 2004 were due from hospitals and laboratories controlled by the Italian government.

(11) STOCKHOLDERS’ EQUITY:

During the third quarter of 2005, pursuant to a program offered by the Company which is described in Note 2, Stock-Based Compensation, above, participating option holders exercised 499,397 options to purchase shares of the Company’s common stock which were granted under the Company’s 1999 Stock Option Plan by paying to the Company the aggregate exercise price of approximately $365,000, and the Company cancelled 499,398 options to purchase shares of the Company’s common stock which were granted under the Company’s 1999 Stock Option Plan in exchange for a payment to the participating option holders of $1,607,880. The payment of $1,607,880 to the participating option holders has been recognized as aggregate employment compensation expense of $536,672 and as a reduction of capital in excess of par of $1,071,208. In addition, during the nine months ended September 30, 2005, the Company received $421,096 and issued 132,750 shares of its common stock as a result of the exercise of 132,750 options granted under the Company’s other stock option plan, and purchased and redeemed 50,000 shares of its common stock from an unaffiliated stockholder as part of its share repurchase program for a total cost of $172,500, which shares have been retired and have resumed the status of authorized and unissued shares. During the nine months ended September 30, 2004, the Company purchased and redeemed a total of 657,125 shares of its common stock from a group of three unaffiliated stockholders at an exercise price of $4.00 per share in accordance with the terms of a previously announced Redemption Agreement. These shares were retired and resumed the status of authorized and unissued shares.

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

Net Revenues by Region Period Ended September 30,	Three months		Nine months
	2005	2004	2005	2004
Domestic
External net revenues	$3,048,131	$3,010,882	$9,928,415	$9,205,786
Intercompany revenues	329,968	147,369	897,020	603,795

	3,378,099	3,158,251	10,825,435	9,809,581

Italian
External net revenues	1,620,424	1,571,973	5,367,190	5,114,958
Intercompany revenues	62,387	39,410	166,120	119,118

	1,682,811	1,611,383	5,533,310	5,234,076

Elimination	(392,355)	(186,779)	(1,063,140)	(722,913)

Consolidated net revenues	$4,668,555	$4,582,855	$15,295,605	$14,320,744

Income from Operations by Region Period Ended September 30,	Three months		Nine months
	2005	2004	2005	2004
Domestic	$(848,046)	$(149,697)	$(497,131)	$(133,775)
Italian	(298,163)	(150,644)	1,335,431	(80,398)
Elimination	(38,525)	48,314	(22,985)	119,427

Income (loss) from operations	$(1,184,734)	$(252,027)	$815,315	$(94,746)

	September 30, 2005	December 31, 2004
Total Assets:
Domestic	$20,195,471	$20,082,250
Italian	15,641,073	16,831,975

Total assets	$35,836,544	$36,914,225

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

We have made forward-looking statements, which are subject to risks and uncertainties, in this Quarterly Report on Form 10-Q. These statements are based on the beliefs and assumptions of our management and on the information currently available to it. Forward-looking statements may be preceded by, followed by, or otherwise include the words “may,” “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “could,” “would,” “should,” or similar expressions or statements that certain events or conditions may occur. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by these forward-looking statements. These forward-looking statements are based largely on our expectations and the beliefs and assumptions of our management and on the information currently available to it and are subject to a number of risks and uncertainties, including, but not limited to, the risks and uncertainties associated with: economic, competitive, political, governmental and other factors affecting us and our operations, markets and products; the success of our technological, strategic and business initiatives, including our automation strategy and our development and anticipated commercial release of our new proprietary instrument system, named the PARSEC™ System; our ability to receive regulatory approval for the PARSEC™ System; the ability of the PARSEC™ System to be available when and to perform as expected; the ability of the PARSEC™ System to be a factor in our growth; the ability of the PARSEC™ System to expand the menu of test kits we offer; making the PARSEC™ System our primary product; our ability to market the PARSEC™ System; our customers’ integration of the PARSEC™ System into their operations; constantly changing, and our compliance with, governmental regulation; our limited operating revenues and operating profits and history of primarily operating losses; the impact of our adoption or implementation of new accounting statements and pronouncements; our ability to collect our accounts receivable and to make or change judgments and estimates regarding our allowances for doubtful accounts; our ability to utilize our deferred tax assets and to make or change judgments and estimates regarding our valuation allowances and reserves against our deferred tax assets; significant period to period variations in our provision for income taxes resulting from revisions to the estimated realizable value of our deferred tax assets; our agreements with IVAX, third party distributors and key personnel; consolidation of our customers affecting our operations, markets and products; reimbursement policies of governmental and private third parties affecting our operations, markets and products; price constraints imposed by our customers and governmental and private third parties; our ability to increase the volume of our reagent production; our ability to obtain product technology useful for the manufacture of Hepatitis products under our license agreement with an Italian diagnostics company described below; our ability to manufacture Hepatitis products; our ability to consummate potential acquisitions of businesses or products; our ability to integrate acquired businesses or products; protecting our intellectual property; political and economic instability and foreign currency fluctuation affecting our foreign operations; the holding of substantially all of our cash and cash equivalents and marketable securities at a single brokerage firm, including risks relating to the bankruptcy or insolvency of such brokerage firm; litigation regarding products, distribution rights, intellectual property rights, product liability, and labor and employment matters; voting control of our common stock by IVAX; conflicts of interest with IVAX and with our officers, directors and employees; the transactions contemplated by the Agreement and Plan of Merger between, among others, IVAX and TEVA may not be consummated and, if the Agreement and Plan of Merger is not consummated, IVAX may be required to pay a termination fee and an expense reimbursement fee; if the Agreement and Plan of Merger is consummated, the approximately 74% of the outstanding shares of our common stock presently owned by IVAX would then be owned by TEVA or a subsidiary of TEVA; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q. Many of these factors are beyond our control.

MAJORITY STOCKHOLDER

On July 25, 2005, IVAX, our approximately 74% stockholder, entered into a definitive Agreement and Plan of Merger with TEVA providing for, among other things, IVAX to be merged into a wholly-owned subsidiary of TEVA. Under the terms of the Agreement and Plan of Merger, at the effective time of the merger, each share of IVAX’ common stock and each “right” attached thereto will, at the election of the shareholder, be converted into either $26 in cash or 0.8471 ordinary shares of TEVA, which will trade in the United States in the form of ADSs, subject to proration such that no more than one-half of such elections are for cash and no more than one-half are for ADSs. Although approval of IVAX’ and TEVA’s shareholders has occurred, completion of the merger is subject to customary conditions, including, among others, regulatory approvals, including those relating to antitrust or competition laws and regulations, compliance with the Agreement and Plan of Merger, and no material adverse change to either TEVA or IVAX. The Agreement and Plan of Merger also contains certain termination rights for both IVAX and TEVA, including, without limitation, that in certain instances IVAX may be required to pay a termination fee and an expense reimbursement fee. There can be no assurance that the transactions contemplated by the Agreement and Plan of Merger will be consummated and, if the Agreement and Plan of Merger is not consummated, there can be no assurance that IVAX will not be required to pay a termination fee and an expense reimbursement fee. Should the merger be completed, the approximately 74% of the outstanding shares of our common stock presently owned by IVAX would then be owned by TEVA or a subsidiary of TEVA.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

OVERVIEW

Net loss for the nine months ended September 30, 2005 was $106,000 compared to net income of $130,000 for the same period of 2004, while operating income was $815,000 in the nine months ended September 30, 2005 compared to an operating loss of $95,000 in the same period of 2004. Revenue increased $975,000 to a record level of $15,296,000 in the nine months ended September 30, 2005, with a corresponding gross profit increase of $576,000 to $9,039,000, primarily due to volume increases in domestic reagent revenue as well as an increase in international antigen sales. Additionally, income from operations significantly improved due to the $937,000 reduction in general and administrative expenses, caused principally by the $1,690,000 bad debt recovery recorded when we reduced our allowance for doubtful accounts to recognize the impact of the May 12, 2005 collection of previously outstanding Italian accounts receivable from hospitals located within a particular region in Italy. Partially offsetting this reduction in general and administrative expenses was a $580,000 charge to general and administrative expenses for compensation expense and related payroll taxes recorded as a result of the Company’s cancellation of 499,398 options to purchase shares of the Company’s common stock, which were granted under the Company’s 1999 Stock Option Plan, in exchange for a payment to participating option holders pursuant to the previously disclosed July 2005 program offered by the Company. The overall decrease in our general and administrative expense was partially offset by an increase of $305,000 in selling expenses as well as an increase of $297,000 in research and development expenses related to the PARSEC™ System. Our tax provision was $1,065,000 for the nine months ended September 30, 2005 compared to $17,000 in the same period last year, with the increase primarily due to the recognition of deferred taxes in 2005 related to the impact of the collection of previously outstanding Italian accounts receivable and the creation of a valuation allowance to fully reserve the remaining foreign deferred tax asset. Additionally, other income decreased $98,000 from the nine months ended September 30, 2004 compared to the same period of 2005.

NET REVENUES AND GROSS PROFIT

Nine months ended September 30,	2005	2004	Period over Period Increase
Net Revenues Excluding Intercompany Sales
Domestic	$9,929,000	$9,206,000	$723,000
Italian	5,367,000	5,115,000	252,000

Total	15,296,000	14,321,000	975,000

Cost of Sales	6,257,000	5,858,000	399,000

Gross Profit	$9,039,000	$8,463,000	$576,000
% of Total Net Revenues	59.1%	59.1%

Net revenues for the nine months ended September 30, 2005 increased 975,000, or 6.8%, from the prior year comparable period. This increase was comprised of an increase of $723,000 in external net revenues from domestic operations and an increase of $252,000 in external net revenues from Italian operations. External net revenues from domestic operations increased 7.9% compared to the same period in 2004 primarily due to volume increases in domestic reagent revenue as well as an increase in international antigen sales. The 4.9% increase in external net revenues from our Italian operation was primarily attributable to an increase in revenue due to fluctuations of the United States dollar relative to the Euro, as further discussed in “Currency Fluctuations” below. As measured in Euros, Italian revenues in the first nine months of 2005 increased 1.8% compared to revenues generated in the first nine months of 2004 primarily due to increases in autoimmune reagent sales. Gross profit for the nine months ended September 30, 2005 increased $576,000, or 6.8%, from the nine months ended September 30, 2004. The increase in gross profit was primarily attributable to the increase in net revenues and fluctuations of the United States dollar relative to the Euro. Gross profit as a percentage of net revenues was unchanged in the nine months ended September 30, 2005 compared to the same period of the prior year. The positive trends of an increase in manufacturing efficiencies gained from an increase in domestic revenue as well as a decrease in expenses related to the amortization of equipment on lease were offset by regulatory consulting expenses incurred in the nine months ended September 30, 2005.

OPERATING EXPENSES

Nine months ended September 30,	2005	% of Revenue	2004	% of Revenue	Period over Period Increase (Decrease)
Selling Expenses
Domestic	$2,719,000	17.8%	$2,579,000	18.0%	$140,000
Italian	1,837,000	12.0%	1,672,000	11.7%	165,000

Total	4,556,000	29.8%	4,251,000	29.7%	305,000

General and Administrative	2,408,000	15.7%	3,345,000	23.4%	(937,000)

Research and Development	1,259,000	8.2%	962,000	6.7%	297,000

Total Operating Expenses	$8,223,000	53.8%	$8,558,000	59.8%	$(335,000)

The most significant variation in operating expenses occurred as general and administrative expenses decreased by $937,000 principally as a result of a bad debt recovery of Italian accounts receivable resulting from the impact of a May 12, 2005 payment of previously outstanding accounts receivable balances from hospitals located within a particular region in Italy. A significant portion of this approximately 2,000,000 Euro payment related to accounts receivable against which we had previously established allowances. As a result, we recognized a $1,690,000 bad debt recovery, which is included in general and administrative expenses, as we reduced our allowance for doubtful accounts to recognize the impact of this collection of these receivables. Partially offsetting this reduction in general and administrative expenses was approximately $580,000 in domestic compensation expense and related payroll taxes recorded as a result of the Company’s cancellation of 499,398 options to purchase shares of the Company’s common stock, which were granted under the Company’s 1999 Stock Option Plan, in exchange for a payment to participating option holders pursuant to a July 2005 program offered by the Company, as further described in “Liquidity and Capital Resources” below. Partially offsetting the decrease in general and administrative expenses was an increase of $305,000 in selling expenses in the nine months ended September 30, 2005 compared to the same period of 2004. The increase of $165,000 in the Italian portion of selling expenses was primarily due to the effect of exchange rate fluctuations and, when measured in local currency, increased payroll and consulting costs due to the marketing and promotion of the PARSEC™ System. Domestic selling expenses increased $140,000, primarily as a result of increased instrumentation and technical service costs, partially offset by lower sales force payroll costs. Research and development expenses increased $297,000 due to an increase in Italian research and development expenses to $607,000 in the nine months ended September 30, 2005 from $384,000 in the nine months ended September 30, 2004, primarily as the result of increased Italian research and development expenses related to the PARSEC™ System, principally due to increased consulting and payroll costs. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

INCOME (LOSS) FROM OPERATIONS

Income from operations was $815,000 during the nine months ended September 30, 2005 compared to a loss from operations of $95,000 during the nine months ended September 30, 2004. Excluding intersegment elimination adjustments, which decreased consolidated income from operations by $23,000, income from operations in the nine months ended September 30, 2005 was composed of a loss from domestic operations of $497,000 and income from Italian operations of $1,335,000. Excluding intersegment elimination adjustments, which decreased consolidated loss from operations by $119,000, the loss from operations in the nine months ended September 30, 2004 was composed of a loss from domestic operations of $134,000 and a loss from Italian operations of $80,000.

OTHER INCOME (EXPENSE)

Interest income increased to $249,000 in the nine months ended September 30, 2005 from $138,000 in the same period of 2004 primarily due to higher interest rates. Other expense, net totaled $106,000 during the nine months ended September 30, 2005, compared to other income, net of $104,000 in the nine months ended September 30, 2004. Amounts included in other income (expense), net in the periods ended September 30, 2005 and 2004 were primarily net foreign currency gains and losses on transactions, particularly by our Italian subsidiary, which were denominated in currencies other than a subsidiary’s functional currency.

INCOME TAX PROVISION

During the nine months ended September 30, 2005 we recorded an income tax provision of $1,065,000 compared to a tax provision of $17,000 during the nine months ended September 30, 2004. The tax provision for the first nine months of 2005 was recognized by our Italian operation and is composed primarily of deferred taxes related to the allowance for doubtful accounts that was reduced during the first quarter of 2005 as a result of the May 12, 2005 collection of certain previously reserved Italian accounts receivable and the creation of a valuation allowance to fully reserve the remaining foreign deferred tax asset. The tax provision from the first nine months of 2004 relates primarily to Italian local income taxes based upon applicable statutory rates effective in Italy. No domestic tax provision was recorded for the nine months ended September 30, 2005 or 2004 due to the expected utilization of prior period net operating losses to offset domestic taxable income in those periods.

NET INCOME (LOSS)

We generated a net loss in the nine months ended September 30, 2005 of $106,000 compared to net income of $130,000 in the same period of 2004. Our net income per basic and diluted common share was $0.00 for the nine months ended September 30, 2005 and 2004. Net income in the nine months ended September 30, 2005 and 2004 resulted primarily from the various factors discussed above.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

OVERVIEW

Net loss for the three months ended September 30, 2005 was $1,100,000 compared to $95,000 for the same period of 2004. Operating loss also increased to $1,185,000 in the three months ended September 30, 2005 from $252,000 in the same period in 2004. Contributing to this increase was an increase in operating expenses of $808,000 to $3,704,000 in the third quarter of 2005, primarily as a result of the recognition of approximately $580,000 in domestic compensation expense and related payroll taxes recorded as a result of the Company’s cancellation of 499,398 options to purchase shares of the Company’s common stock, which were granted under the Company’s 1999 Stock Option Plan, in exchange for a payment to participating option holders pursuant to the previously disclosed July 2005 program offered by the Company. Smaller increases in our third quarter operating expenses when compared to the same period in 2004 of $68,000 in research and development expenses, primarily related to the PARSEC™ System development, and $32,000 in selling expenses, also contributed to the increases in operating and net losses. Additionally, revenues for the three months ended September 30, 2005, which are typically lower than in the earlier quarters of the year, increased $86,000 to $4,669,000 compared to the three months ended September 30, 2004. Despite this increase, gross profit decreased $125,000 to $2,519,000 and gross profit as a percentage of sales declined primarily due to payroll and consulting expenses incurred to improve the quality systems and technical operations of our domestic operations in anticipation of expected future volume increases in reagent production, as well as a write-off of expired inventory in Italy.

NET REVENUES AND GROSS PROFIT

Three months ended September 30,	2005	2004	Period over Period Increase (Decrease)
Net Revenues Excluding Intercompany Sales
Domestic	$3,048,000	$3,011,000	$37,000
Italian	1,621,000	1,572,000	49,000

Total	4,669,000	4,583,000	86,000

Cost of Sales	2,150,000	1,939,000	211,000

Gross Profit	$2,519,000	2,644,000	$(125,000)
% of Total Net Revenues	54.0%	57.7%

Net revenues for the three months ended September 30, 2005, which are typically lower than in the earlier quarters of the year, increased $86,000, or 1.9%, from the prior year comparable period. This increase was comprised of an increase of $37,000 in external net revenues from domestic operations and an increase of $49,000 in external net revenues from Italian operations. Domestic external net revenues for the three months ended September 30, 2005 increased 1.2% from the three months ended September 30, 2004, while our external net revenues from our Italian operations increased 3.1% during the same period. While external net revenues for both the domestic and Italian operations did not vary significantly from revenues generated in the third quarter of 2004, both domestic and Italian operations did have slight increases in net revenue resulting from volume increases in reagent sales partially offset by reduced revenue from instrumentation sales. Gross profit and gross profit as a percentage of net revenues decreased for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 primarily due to payroll and consulting expenses incurred to improve the quality systems and technical operations of our domestic operations in anticipation of expected future volume increases in reagent production, as well as a write-off of expired inventory in Italy.

OPERATING EXPENSES

Three months ended September 30,	2005	% of Revenue	2004	% of Revenue	Period over Period Increase
Selling Expenses
Domestic	$918,000	19.7%	$916,000	20.0%	$2,000
Italian	603,000	12.9%	573.000	12.5%	30,000

Total	1,521,000	32.6%	1,489,000	32.5%	32,000

General and Administrative	1,788,000	38.3%	1,080,000	23.6%	708,000

Research and Development	395,000	8.5%	327,000	7.1%	68,000

Total Operating Expenses	$3,704,000	79.3%	$2,896,000	63.2%	$808,000

The most significant variation in operating expenses occurred in general and administrative expenses, which increased $708,000 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. This increase was primarily due to approximately $580,000 in domestic compensation expense and related payroll taxes recorded as a result of the Company’s cancellation of 499,398 options to purchase shares of the Company’s common stock which were granted under the Company’s 1999 Stock Option Plan in exchange for a payment to participating option holders pursuant to a July 2005 program offered by the Company, as further described in “Liquidity and Capital Resources” below. Selling expenses for the three months ended September 30, 2005 increased $32,000 compared to the same period of 2004. While domestic selling expenses were relatively unchanged, the selling expenses of our Italian operations increased by $30,000, primarily due to the effect of increased payroll and consulting costs due to the marketing and promotion of the PARSEC™ System. Research and development increased $68,000 due primarily to an increase in Italian research and development expenses to $195,000 in the three months ended September 30, 2005 from $148,000 for the three months ended September 30, 2004. The majority of each of these increases in research and development expenses was the result of increased payroll and consulting expenses related to the PARSEC™ System. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

LOSS FROM OPERATIONS

Loss from operations was $1,185,000 during the three months ended September 30, 2005 compared to $252,000 during the three months ended September 30, 2004. Excluding intersegment elimination adjustments, which increased consolidated loss from operations by $39,000, the loss from operations in the three months ended September 30, 2005 was composed of losses of $848,000 from domestic operations and $298,000 from Italian operations. Excluding intersegment elimination adjustments, which decreased consolidated loss from operations by $48,000, the loss from operations in the three months ended September 30, 2004 was composed of losses of $150,000 from domestic operations and $151,000 from Italian operations.

OTHER INCOME (EXPENSE)

Interest income increased to $87,000 for the three months ended September 30, 2005 from $53,000 for the three months ended September 30, 2004 primarily due to higher interest rates during 2005. Other expense, net totaled $7,000 during the three months ended September 30, 2005, compared to other income, net of $78,000 during the three months ended September 30, 2004, a decrease of $85,000. This decrease in other income was due to net foreign currency gains recognized in 2004 as compared to minimal net foreign currency losses recognized in 2005, primarily on transactions by our Italian subsidiary which were denominated in currencies other than its functional currency.

INCOME TAX BENEFIT

During the three months ended September 30, 2005 we recorded an income tax benefit of $5,000 compared to $27,000 during the three months ended September 30, 2004. The tax benefit for each period relates to Italian local income taxes recorded based upon applicable statutory rates effective in Italy. No domestic tax provision or benefit was recorded for the three months ended September 30, 2005 or 2004 due to the expected utilization of prior period net operating losses, which were fully provided for with a valuation allowance, to offset domestic taxable income in those periods.

NET LOSS

We generated a net loss in the three months ended September 30, 2005 of $1,100,000 compared to $94,000 in the same period of 2004. Our net loss per basic and diluted common share was $0.04 for the three months ended September 30, 2005 and $0.00 for the three months ended September 30, 2004. Net losses in the three months ended September 30, 2005 and 2004 resulted primarily from the various factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, our working capital was $20,496,000 compared to $22,993,000 at December 31, 2004. Cash and cash equivalents totaled $4,063,000 at September 30, 2005, as compared to $7,493,000 at December 31, 2004. In the accompanying consolidated statements of cash flows for the nine months ended September 30, 2004, we reclassified, from cash and cash equivalents to marketable securities, $10,200,000 and $12,600,000 as of September 30, 2004 and December 31, 2003, respectively. Short-term marketable securities totaled $8,175,000 at September 30, 2005 and $4,650,000 at December 31, 2004. Our short-term marketable securities are primarily investments in auction rate debt securities with final maturities longer than one year, but with interest rates typically resetting every 28 or 35 days through an auction mechanism. These short-term marketable securities consist primarily of taxable municipal bonds and government agency securities. Also included in marketable securities is $125,000 in Italian bank bonds held by our Italian subsidiary that are used to support guarantees provided by us. Substantially all cash and cash equivalents and short-term marketable securities are presently held at one national securities brokerage firm. Accordingly, we are subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver our securities or if the brokerage firm should become bankrupt or otherwise insolvent. We only invest in select money market instruments, municipal securities and corporate issuers.

Net cash flows of $1,912,000 were provided by operating activities during the nine months ended September 30, 2005, compared to net cash flows of $343,000 that were used by operating activities during the nine months ended September 30, 2004. Cash provided by operating activities during the first nine months of 2005 was primarily the result of cash from operating activities, adjusted for non-cash items and compensation expense related to the cancellation of options to purchase shares of our common stock which were granted under our 1999 Stock Option Plan in connection with the program we offered in July 2005, of $276,000, as well as a net working capital increase, excluding the change in cash balance, of $1,570,000. This increase in net working capital was principally due to the May 12, 2005 collection of Italian accounts receivable, partially offset by the resulting required value-added tax payment. Cash provided by operating activities in the first nine months of 2004 was principally the result of cash generated from operating results, adjusted for non-cash items, of $1,101,000 that were partially offset by a decrease in net working capital, excluding the change in cash, of $1,501,000. This decrease in net working capital was primarily the result of an increase in accounts receivable and inventory purchases, as well as cash utilized for other current assets.

Net cash flows of $4,295,000 were used in investing activities during the nine months ended September 30, 2005, as compared to net cash flows of $1,792,000 that were provided by investing activities during the same period of the prior year. The increase in cash used for investing activities was primarily the result of net investments in marketable securities. Additionally, we paid approximately $278,000 during the nine months ended September 30, 2005 as the result of a license agreement we entered into in September 2004 with an Italian diagnostics company to obtain a perpetual, worldwide, royalty-free license of product technology presently used by the Italian diagnostics company to manufacture Hepatitis products currently sold by them. In exchange, we agreed to pay four milestone payments totaling 1,000,000 Euro over the course of 18 months after the effective date of the agreement, upon the Italian diagnostics company’s achievement of certain enumerated performance objectives. The payment of the approximately $278,000 was the first of these milestone payments. As a result of the satisfaction of the first milestone, we determined that payment of the three remaining milestone payments was probable and, consequently, an accrued license payable of $962,000 is recorded in the accompanying consolidated balance sheet as of September 30, 2005. Among other events and actions included in these future milestones are requirements that training be provided to us. This training has been, and will continue to be, expensed as incurred and a corresponding amount will be recognized as a reduction to the product license recorded in the accompanying consolidated balance sheet. While we determined that our payment of the three remaining milestone payments was probable and believe that capitalization as a recoverable asset is appropriate, there remains a risk that we will not be able to obtain product technology that would enable us to manufacture Hepatitis products or, if we obtain such product technology, that we will not be able to manufacture Hepatitis products.

Net cash of $995,000 was used by financing activities during the nine months ended September 30, 2005, while $2,579,000 was used by financing activities during the same period of 2004. In July 2005, we used $1,608,000 for the cancellation of options to purchase shares of our common stock, which were granted under our 1999 Stock Option Plan, in connection with the July 2005 program we offered to each holder of such options. Pursuant to this program, we offered each holder of options to purchase shares of our common stock, which were granted under our 1999 Stock Option Plan, the opportunity to participate in a program whereby we would cancel 50% of such option holder’s options in exchange for a cash payment to such holder of $3.52 per share (except for the options of Giorgio D’Urso, our Chief Executive Officer and President, for which he would receive a cash payment of $3.02 per share), such option holder would then exercise all of his or her remaining options by paying to us the exercise price, and such option holder would agree to hold all of the shares of our common stock received upon exercise for a period of at least one year. On July 22, 2005, pursuant to our offer of this program, we entered into agreements with employees and a consultant of our Company and our subsidiaries, including, without limitation, our three executive officers. The participating option holders held a total of 998,795 options, all of which were fully vested, had an exercise price of $0.73 per share and had an expiration date in the second (and, in one case, the third) quarter of 2006. Pursuant to these agreements, during the third quarter of 2005, we cancelled 499,398 options in exchange for a total payment of $1,608,000 to the participating option holders, $1,071,000 of which was recognized as a reduction of capital in excess of par and $537,000 of which was recognized in operating expenses. Additionally, as part of the total of $786,000 that was provided in the first nine months of 2005 as a result of the exercise of 632,147 options granted under our stock option plans, we received approximately $365,000 pursuant to such agreements from the participating option holders who exercised the remaining 499,397 options by paying the option exercise price of $0.73 per share and who, pursuant to such agreements, agreed to hold all of the shares of our common stock received upon exercise for a period of at least one year. The remaining $421,000 of the total of $786,000 that was received from the exercise of stock options during the first nine months of 2005 was provided as a result of the exercise of 132,750 options granted under our other stock option plan. Other financing activities during the first nine months of 2005 included the use of $173,000 to purchase and redeem 50,000 shares of our common stock from an unaffiliated stockholder as part of the common stock repurchase program approved by our Board of Directors in May 2002, which shares have been retired and resumed the status of authorized and unissued shares. Cash used for financing activities during the first nine months of 2004 was due to our use of $2,629,000 to purchase and redeem 657,125 shares of our common stock from a group of three unaffiliated stockholders at an exercise price of $4.00 per share in accordance with the terms of a previously announced Redemption Agreement. These shares were retired and also resumed the status of authorized and unissued shares.

Our product research and development expenditures are expected to be approximately $1,700,000 during 2005. Actual expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. There can be no assurance that these expenditures will result in the development of new products or product enhancements, that we will successfully complete products under development, that we will obtain regulatory approval or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed. In addition, we estimate that cash of approximately $700,000 will be required in fiscal 2005 to improve and expand our facilities, equipment and information systems. Included in these improvements are anticipated purchases of equipment that will be necessary to integrate the acquisition of technology received by us under our license agreement with an Italian diagnostics company for the license to us of product technology useful for the manufacture of Hepatitis products.

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

We maintain allowances for doubtful accounts, particularly in Italy where payment cycles are longer than in the United States for the operations of our Italian subsidiary, for estimated losses resulting from the inability of our customers to make required or timely payments. On May 12, 2005, we received a payment of approximately 2,000,000 Euro from a governmental region in Italy in satisfaction of previously outstanding accounts receivable balances from hospitals located in the region. A significant portion of this payment related to accounts receivable against which we had previously established allowances. As a result of this collection of receivables, we reduced our allowance for doubtful accounts in our first quarter 2005 financial statements. If we require additional allowances, our operating results could be materially adversely affected during the period in which the determination to increase the allowance is or was made.

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

We maintain allowances for doubtful accounts, particularly in Italy for the operations of our Italian subsidiary, for estimated losses resulting from the inability of our customers to make required payments. In many instances our receivables in Italy, while currently due and payable, take in excess of a year to collect. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, then we may be required to make additional allowances which would adversely affect our operating results during the period in which the determination or allowance is or was made. Our allowances for doubtful accounts were $1,059,000 and $3,081,000 at September 30, 2005 and December 31, 2004, respectively. The allowance for doubtful accounts at

September 30, 2005 reflects the effect of the bad debt recovery discussed in Note 3, Bad Debt Recovery, in the accompanying notes to the consolidated financial statements. A recovery of doubtful accounts receivable of $1,798,000, primarily due to the recovery of $1,690,000 discussed in Note 3, Bad Debt Recovery, in the accompanying notes to the consolidated financial statements, was recorded in the first nine months of 2005. A provision for doubtful accounts receivable of $134,000 was recorded in the first nine months of 2004.

We regularly review inventory quantities on hand, including components for current and future versions of instrumentation, and, if necessary, record a provision for excess and obsolete inventory based primarily on our estimates of product demand and production requirements. These estimates of future instrumentation and diagnostic kit product demand may prove to be inaccurate, in which case any resulting adjustments to the value of inventory would be recognized in our cost of goods sold at the time of such determination and could adversely affect our operating results. Inventory reserves were $504,000 and $436,000 as of September 30, 2005 and December 31, 2004, respectively. A total of $242,000 was charged to cost and expenses during the first nine months of 2005, while $224,000 was charged in the first nine months of 2004. Included within our inventory balance at September 30, 2005 was approximately $900,000 in PARSEC™ System instrumentation and instrument components in anticipation of our pending full commercial product launch.

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

We accounted for income taxes on our consolidated financial statements on a stand-alone basis as if we had filed our own income tax returns. However, the pre-merger IVAX Diagnostics reported its income taxes until the merger with b2bstores.com as part of a consolidated group. Therefore, all domestic net operating losses generated prior to the merger were utilized by IVAX. Since the merger, we have experienced net domestic losses from operations. Accounting principles generally accepted in the United States require that we record a valuation allowance against the deferred tax asset associated with these losses if it is “more likely than not” that we will not be able to utilize the net operating loss to offset future taxes. Due to the cumulative net losses from the operations of our domestic operations since the merger, we have provided a full valuation allowance against domestic deferred tax assets. Additionally, as of September 30, 2005, we have also recorded a full valuation allowance against our foreign deferred tax asset as a result of recent losses by our Italian operation. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period. Additionally, over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of our net operating loss carryforwards. Upon reaching such a conclusion, and upon such time as we reversed the entire valuation allowance against the deferred tax asset, we would then provide for income taxes at our effective tax rate.

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

CURRENCY FLUCTUATIONS

For the nine months ended September 30, 2005 and 2004, approximately 35.1% and 35.7%, respectively, of our net revenues were generated in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the strength of the United States dollar against the Euro resulted in an increase of approximately $155,000 in net revenues for the nine months ended September 30, 2005 and a decrease of $4,000 for the three months ended September 30, 2005 compared to the same periods of the prior year. During the nine months ended September 30, 2005 and 2004, none of our subsidiaries were domiciled in highly inflationary environments. The effects of inflation on consolidated net revenues and operating income were not significant.

For the nine months ended September 30, 2005, our subsidiary in Italy represented 35.1% of our net revenues. Conducting an international business inherently involves a number of difficulties, risks, and uncertainties, such as export and trade restrictions, inconsistent and changing regulatory requirements, tariffs and other trade barriers, cultural issues, longer payment cycles, problems in collecting accounts receivable, political instability, local economic downturns, seasonal reductions in business activity in Europe during the traditional summer vacation months, and potentially adverse tax consequences.

INCOME TAXES

We recognized a tax benefit of $5,000 in the three months ended September 30, 2005 compared to $27,000 for the three months ended September 30, 2004 which relate to foreign operations. We also recognized tax provisions of $1,065,000 and $17,000 for the nine months ended September 30, 2005 and 2004, respectively, which related to foreign operations. Through March 14, 2001, the pre-merger IVAX Diagnostics reported its domestic income taxes as part of a consolidated group with IVAX. All domestic taxable losses generated prior to that date were utilized by IVAX. Effective March 14, 2001, as a result of the merger between b2bstores.com and the pre-merger IVAX Diagnostics, we were no longer included in the consolidated income tax returns of IVAX.

For financial statement purposes, we accounted for income taxes on a stand-alone basis as though we had filed our own income tax returns. Our income tax provision for the nine months ended September 30, 2005 was different from the amount computed on the income before income taxes at the statutory rate of 35% primarily due to deferred taxes related to the allowance for doubtful accounts that was reduced during the first quarter of 2005 as a result of the May 12, 2005 collection of certain previously reserved Italian accounts receivable and the creation of a valuation allowance to fully reserve the remaining foreign deferred tax asset of $467,000. The valuation allowance was created due to the recent losses by our Italian operation. No domestic tax provision was recorded for the three or nine months ended September 30, 2005 and 2004 due to the expected utilization of prior period net operating losses to offset current domestic taxable income. The current income tax provisions for the three or nine months ended September 30, 2005 and 2004 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

As of September 30, 2005, we had no net domestic deferred tax asset, as domestic net operating losses generated prior to the merger were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets generated subsequent to March 14, 2001. Additionally, as of September 30, 2005, we had no net foreign deferred tax asset, as a full valuation allowance was provided during the three months ended March 31, 2005 as a result of recent losses by our Italian operation. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

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

Item 1 - Legal Proceedings

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

IVAX Diagnostics, Inc.

Date: November 14, 2005	By:	/s/ Mark S. Deutsch
Mark S. Deutsch,
Vice President-Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.