Form 10-Q
period 2006-03-31
IVAX DIAGNOSTICS INC
filed 2006-05-15
CIK 1095858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. Check one:

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

27,631,887 shares of Common Stock, $ .01 par value, outstanding as of May 8, 2006.

IVAX DIAGNOSTICS, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,474,560	$11,479,568
Marketable securities	5,825,011	122,045
Accounts receivable, net of allowances for doubtful accounts of $1,003,537 in 2006 and $973,855 in 2005	7,349,782	6,695,353
Inventories, net	5,773,653	5,608,584
Other current assets	996,422	1,164,890

Total current assets	24,419,428	25,070,440

Property, plant and equipment, net	2,531,734	2,213,581
Equipment on lease	559,267	585,295
Product license	1,255,936	1,255,936
Goodwill, net	6,707,569	6,722,725
Other assets	60,866	55,553

Total assets	$35,534,800	$35,903,530

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,117,217	$1,190,204
Accrued license payable	969,932	947,920
Accrued expenses and other current liabilities	2,960,415	2,895,836

Total current liabilities	5,047,564	5,033,960

Stock option compensation liability	177,000	—
Other long-term liabilities	724,374	680,006

Total liabilities	5,948,938	5,713,966

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding 27,631,887 in 2006 and 27,623,554 in 2005	276,318	276,235
Capital in excess of par value	40,600,200	40,548,950
Accumulated deficit	(10,255,545)	(9,458,371)
Accumulated other comprehensive loss	(1,035,111)	(1,177,250)

Total shareholders’ equity	29,585,862	30,189,564

Total liabilities and shareholders’ equity	$35,534,800	$35,903,530

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended March 31,	2006	2005
Net revenues	$4,718,385	$5,382,611
Cost of sales	1,984,653	2,136,239

Gross profit	2,733,732	3,246,372

Operating expenses:
Selling	1,491,835	1,513,457
General and administrative	1,438,797	1,152,100
Research and development	492,548	394,769
Bad debt recovery	—	(1,690,000)

Total operating expenses	3,423,180	1,370,326

Income (loss) from operations	(689,448)	1,876,046

Other income:
Interest income	119,787	69,261
Other expense, net	(10,907)	(64,243)

Total other income, net	108,880	5,018

Income (loss) before income taxes	(580,568)	1,881,064

Provision for income taxes	15,606	1,043,006

Income (loss) before cumulative effect of change in accounting principle	(596,174)	838,058

Cumulative effect of change in accounting principle	(201,000)	—

Net income (loss)	$(797,174)	$838,058

Net income (loss) per share, before cumulative effect of change in accounting principle
Basic and diluted	$(0.02)	$0.03

Cumulative effect of change in accounting principle, per share
Basic and diluted	$(0.01)	$—

Net income (loss) per share
Basic and diluted	$(0.03)	$0.03

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	27,623,832	27,019,829

Diluted	27,623,832	27,955,340

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE, December 31, 2005	27,623,554	276,235	40,548,950	(9,458,371)	(1,177,250)	30,189,564
Comprehensive loss:
Net loss	—	—	—	(797,174)	—	(797,174)
Translation adjustment	—	—	—	—	142,139	142,139

Comprehensive loss						(655,035)
Stock-based compensation	—	—	30,000	—	—	30,000
Exercise of stock options	8,333	83	21,250	—	—	21,333

BALANCE, March 31, 2006	27,631,887	$276,318	$40,600,200	$(10,255,545)	$(1,035,111)	$29,585,862

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2006	2005
Cash flows from operating activities:
Net (loss)/income	$(797,174)	$838,058
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	182,888	230,761
Cumulative effect of change in accounting principle	201,000	—
Bad debt recovery	—	(1,690,000)
Provision for doubtful accounts receivable	13,428	10,158
Provision for inventory obsolescence	120,464	24,000
Non-cash compensation	6,000	—
Deferred income taxes	—	1,020,143
Changes in operating assets and liabilities:
Accounts receivable	(549,699)	(573,193)
Inventories	(224,635)	90,756
Other current assets	190,955	128,473
Other assets	(3,918)	—
Accounts payable and accrued expenses	(43,740)	83,790
Other long-term liabilities	27,541	13,057

Net cash flows provided by (used in) operating activities	(876,890)	176,003

Cash flows from investing activities:
Capital expenditures	(383,626)	(18,374)
Purchases of marketable securities	(5,702,966)	(8,500,000)
Sales of marketable securities	—	2,800,000
Acquisition of product license	—	(277,717)
Acquisitions of equipment on lease	(59,012)	(75,550)

Net cash flows used in investing activities	(6,145,604)	(6,071,641)

Cash flows from financing activities:
Exercise of stock options	21,333	—

Net cash flows provided by financing activities	21,333	—

Effect of exchange rate changes on cash and cash equivalents	(3,847)	14,513

Net decrease in cash and cash equivalents	(7,005,008)	(5,881,125)
Cash and cash equivalents at the beginning of the period	11,479,568	7,492,885

Cash and cash equivalents at the end of the period	$4,474,560	$1,611,760

Supplemental disclosures:
Cash payment for interest	$—	$—

Cash payment for income taxes	$87,147	$—

Noncash investing activities:
Acquisition of product license	$—	$1,030,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) GENERAL:

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. Certain prior period amounts have been reclassified to conform to the current period’s presentation. However, in the opinion of management, all adjustments necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations, financial position and cash flows for the three months ended March 31, 2006 are not necessarily indicative of the results of operations, financial position and cash flows which may be reported for the remainder of 2006. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the IVAX Diagnostics, Inc. (“IVAX Diagnostics,” “the Company,” “we,” “us,” “our”) Annual Report on Form 10-K for the year ended December 31, 2005.

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

On July 25, 2005, IVAX, the Company’s approximately 72.4% stockholder, entered into a definitive agreement and plan of merger with Teva Pharmaceutical Industries Limited (“Teva”) providing for IVAX to be merged into a wholly-owned subsidiary of Teva. On January 26, 2006, the merger was consummated and IVAX became a wholly-owned subsidiary of Teva for an aggregate purchase price of approximately $3.8 billion in cash and 123 million Teva ADRs. The transaction was reported to be valued, for accounting purposes, at $7.9 billion, based on the value of the Teva ADRs during the five trading day period commencing two trading days before the date of the definitive agreement and plan of merger. As a result of the merger, Teva now, indirectly through its IVAX subsidiary, owns approximately 72.4% of the outstanding shares of the Company’s common stock.

(2) STOCK-BASED COMPENSATION:

At March 31, 2006 the Company had the two stock-based employee compensation plans described below. As a result of adopting Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), on January 1, 2006, the Company recorded total compensation expense related to these plans of $6,000 for the three months ended March 31, 2006. Prior to January 1, 2006 the Company accounted for these plans under the recognition and measurement of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and the Company provided pro-forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair value method defined by the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, had been applied to its stock-based compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimate in accordance with the provisions of SFAS 123(R). The Company estimates forfeitures for employee stock options and recognizes the compensation costs for only those options expected to vest. Forfeiture rates are determined for two groups, for directors and senior management and for all other employees, based upon historical experience. Estimated forfeitures are now adjusted to actual forfeiture experience as needed.

As a result of adopting SFAS 123(R), the impact to the accompanying consolidated statement of operations for the three months ended March 31, 2006 was $6,000 lower for income before taxes and $207,000 lower for net income, considering the cumulative effect adjustment disclosure below, than if the Company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was $(0.01).

Additionally the adoption of SFAS 123(R) resulted in a cumulative effect adjustment of $201,000, which reflects the change in classification of certain options granted in March 2001 from an equity award grant to a liability award in accordance with SFAS 123(R). The award has an acceleration provision, pursuant to which the holder of the award can accelerate the vesting by purchasing stock of the Company. Under SFAS 123(R), this award requires reclassification as a liability.

The pro forma table below reflects net earnings and basic and diluted earnings per share for the three months ended March 31, 2005, had the Company applied the fair value recognition provisions of the original SFAS 123 as follows:

2005
Net income as reported	$838,058
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	75,694

Pro forma net income	$762,364

Pro forma basic and diluted income per share	$0.03

Valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns. During the fourth quarter of 2005, it was determined that options granted in 2004 and that vested immediately were not fully expensed in the year ended December 31, 2004.

The Company maintains two stock option plans. The first, the IVAX Diagnostics, Inc. 1999 Stock Option Plan (the “1999 Plan”), became effective June 29, 1999 when approved by the Board of Directors and the sole stockholder of the pre-merger IVAX Diagnostics. The 1999 Plan permits the issuance of options to employees, non-employee directors and consultants to purchase up to 2,000,200 shares of common stock. At the effective time of the merger with b2bstores.com, automatically and without any action on the part of an option holder, the surviving company assumed the 1999 Plan and each outstanding option granted under the 1999 Plan as an option to purchase shares of the surviving company’s common stock under the same terms and conditions as the outstanding option. As of March 31, 2006, 18,000 options to purchase shares of common stock were outstanding under the 1999 Plan. The Company does not have any current intention of issuing any additional stock options under the 1999 Plan.

The Company’s second stock option plan was created on September 30, 1999 when the Board of Directors and stockholders of b2bstores.com approved the 1999 Performance Equity Plan (the “Performance Plan”). The Performance Plan authorizes the grant of up to 2,000,000 shares of common stock to key employees, officers, directors and consultants. Both incentive and non-qualified options may be issued under the Performance Plan. As of March 31, 2006, 721,199 options to purchase shares of common stock were outstanding under the Performance Plan.

The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee terminations. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the US Treasury yield curve in effect at the time of the grant.

Options granted under these option plans were granted at an option exercise price equal to the closing market value of the stock on the date of the grant and with vesting, primarily for Company employees, all at once after seven years or in equal annual amounts over a four year period, and, primarily for non-employee directors, immediately. The following charts summarize option activity under the Performance Plan for options granted by the Company after the consummation of the merger with b2bstores.com and transactions under the 1999 Plan as of March 31, 2006 and changes during the three months ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	739,199	$4.22
Granted	—	—
Cancellations	—	—
Terminated	—	—
Exercised	—	—

Outstanding at March 31, 2006	739,199	$4.22

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.73	18,000	0.3	$0.73	18,000	$0.73
$1.35 - $2.40	82,350	3.2	$2.10	73,050	$2.06
$2.88 - $3.00	235,000	2.0	$2.98	60,000	$2.93
$4.35 – 4.91	165,000	9.2	$4.37	145,000	$4.37
$5.20 – 7.12	238,849	5.0	$6.32	211,924	$6.29

	739,199	4.7		507,974	$4.54

The aggregate intrinsic value of the outstanding options and exercisable options was $24,019 and $17,242, respectively, at March 31, 2006. No grants were made during the three months ended March 31, 2006 or 2005. No options were exercised during the three months ended March 31, 2006 and 2005.

A summary of the status of the Company’s non-vested options as of March 31, 2006 and changes during the three month period is presented below:

Non-vested Options	Number of Shares	Weighted Average Grant-date Fair Value
Outstanding at December 31, 2005	237,187	$2.88

Granted	—	—
Vested	(5,962)	5.03
Terminated	—	—

Exercised	—	—

Outstanding at March 31, 2006	231,225	$2.83

As of March 31, 2006 there was $245,000 of unrecognized compensation costs, based on the fair value of unvested awards, related to non-vested share-based compensation arrangements granted under the Performance Plan. This cost is expected to be recognized over a weighted average period of 2.3 years. No windfall tax benefits were recognized in the three months ended March 31, 2006 or 2005.

The $21,333 cash received from option exercises under share-based payment arrangements during the three months ended March 31, 2006 was from pre-merger options granted to employees of b2bstores.com. Pre-merger options granted to employees of b2bstores.com who never became employees of IVAX Diagnostics were not included in the Company’s calculations made in connection with the adoption of SFAS 123(R). As of March 31, 2006, no pre-merger options issued to former employees of b2bstores.com remain outstanding.

(3) BAD DEBT RECOVERY:

On May 12, 2005, the Company received a payment of approximately 2,000,000 Euro from a governmental region in Italy in satisfaction of previously outstanding accounts receivable balances from hospitals located in the region. A significant portion of this payment related to accounts receivable against which the Company had previously established allowances. Since this collection of these receivables occurred prior to the filing of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2005, and in order to recognize the impact of this collection of these receivables, the Company reduced its allowance for doubtful accounts on its consolidated balance sheet at March 31, 2005 and recognized a corresponding bad debt recovery of $1,690,000 in the accompanying consolidated statement of operations for the three months ended March 31, 2005.

(4) CASH EQUIVALENTS AND SHORT-TERM MARKETABLE SECURITIES:

The Company owns certain short-term investments in marketable debt securities with original maturities of three months or less that are classified as cash equivalents.

Substantially all cash and cash equivalents are presently held at one national securities brokerage firm. Accordingly, the Company is subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver the Company’s securities or if the brokerage firm should become bankrupt or otherwise insolvent. It is the Company’s intent to maintain a liquid portfolio to take advantage of investment opportunities and it is the Company’s policy to invest in select money market instruments, municipal securities and corporate issuers. At March 31, 2006 and December 31, 2005, the Company owned short-term marketable securities totaling $5,825,011 and $122,045, respectively. Short-term investments in marketable debt securities are primarily auction rate securities with final maturities longer than one year, but with interest rates resetting every 28 or 35 days through an auction mechanism. These short-term marketable securities consist primarily of taxable municipal bonds and government agency securities and were deemed short-term, classified as available for sale securities and recorded at cost which approximates market value based on quoted market prices. Also included in marketable securities at March 31, 2006 and December 31, 2005 is $125,011 and $122,045, respectively, in Italian bank bonds held by the Company’s Italian subsidiary that are used to support guarantees provided by the Company.

The contractual maturity dates of the Company’s investments in marketable debt securities at March 31, 2006 range from 2028 to 2045. The expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with and without prepayment penalties.

(5) INVENTORIES, NET:

Inventories, net consist of the following:

	March 31, 2006	December 31, 2005
Raw materials	$1,676,565	$1,472,994
Work-in-process	1,237,386	1,223,572
Finished goods	2,859,702	2,912,018

Total inventories, net	$5,773,653	$5,608,584

(6) PRODUCT LICENSE:

In September 2004, the Company entered into a license agreement with an Italian diagnostics company to obtain a perpetual, worldwide, royalty-free license of product technology presently used by the Italian diagnostics company to manufacture hepatitis products currently sold by them. In exchange, the Company agreed to pay four milestone payments totaling 1,000,000 Euro upon the Italian diagnostics company’s achievement of certain enumerated performance objectives. In March 2005, the Company paid the first of these milestone payments, in the amount of 200,000 Euro. As a result of the satisfaction of the first milestone, the Company determined that payment of the three remaining milestone payments was probable and, consequently, an accrued license payable for the remaining 800,000 Euro was recorded during the first quarter of 2005. The outstanding balance of this accrued license payable as of March 31, 2006 and December 31, 2005 in the accompanying consolidated balance sheets was $969,932 and $947,920, respectively. The three remaining milestone payments relate to two remaining performance objectives that the Italian diagnostics company is working to achieve on or prior to October 31, 2006 and one remaining performance objective that the Italian diagnostics company is working to achieve on or prior to March 31, 2007. Among the other events and actions included in these future milestones are requirements that training be provided to the Company. This training will be expensed as incurred, and a corresponding amount will be recognized as a reduction to the product license recorded in the accompanying consolidated balance sheet.

(7) EARNINGS PER SHARE:

A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

Three Months Ended March 31,	2006	2005
Basic weighted average shares outstanding	27,623,832	27,019,829
Effect of dilutive securities – stock options and warrants	—	935,511

Diluted weighted average number of shares outstanding	27,623,832	27,955,340

Not included in the calculation of diluted earnings per share because their impact is antidilutive:
Stock options and warrants outstanding	739,199	465,349

(8) INCOME TAXES:

The provision for income taxes consists of the following:

Three Months Ended March 31,	2006	2005
Current:
Foreign	$15,606	$22,863
Deferred:
Foreign	—	1,020,143

Total provision for income taxes	$15,606	$1,043,006

The Company’s income tax provision for the three months ended March 31, 2006 was different from the amount computed on the income (loss) before income taxes at the statutory rate of 35% primarily due to the increase of the valuation allowance to offset the benefit of both domestic and foreign losses. The Company’s income tax provision for the three months ended March 31, 2005 was different from the amount computed on the income (loss) before income taxes at the statutory rate of 35% primarily due to deferred taxes related to the allowance for doubtful accounts that was reduced during the first quarter of 2005 as a result of the collection of certain previously reserved Italian accounts receivable and the creation of a valuation allowance to fully reserve the remaining foreign deferred tax asset of $467,511. This valuation allowance was created due to the recent losses by the Company’s Italian operation. No domestic tax provision was recorded for the three months ended March 31, 2005 due to the expected utilization of prior period net operating losses to offset current domestic taxable income. The current income tax provisions for the three months ended March 31, 2006 and 2005 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

The Company has established a full valuation allowance on its net deferred tax assets, which are primarily comprised of net operating loss carryforwards. As of March 31, 2006 and December 31, 2005, the Company had no net domestic deferred tax asset, as domestic net operating losses generated prior to the merger with b2bstores.com were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets generated subsequent to March 14, 2001. Additionally, as of March 31, 2006 and December 31, 2005, the Company had no net foreign deferred tax asset, as a full valuation allowance was provided during the first quarter of 2005 as a result of recent losses by the Company’s Italian operation. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period.

The Company’s net operating loss carryforwards may be limited in the future as a result of the acquisition of IVAX by Teva.

(9) COMPREHENSIVE INCOME (LOSS):

The components of the Company’s comprehensive income (loss) are as follows:

Three Months Ended March 31,	2006	2005
Net income (loss)	$(797,174)	$838,058
Foreign currency translation adjustments	142,139	(311,294)

Comprehensive income (loss)	$(655,035)	$526,764

(10) CONCENTRATION OF CREDIT RISK:

The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts as required. The Company’s accounts receivables are generated from sales made from both the United States and Italy. As of March 31, 2006 and December 31, 2005, $5,233,870 and $4,633,747, respectively, of the Company’s total net accounts receivable were due in Italy. Of the total net accounts receivable, 60.1% at March 31, 2006 and 57.0% at December 31, 2005 were due from hospitals and laboratories controlled by the Italian government.

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

	Three Months
Net Revenues by Region Period Ended March 31,	2006	2005
Domestic
External net revenues	$3,099,950	$3,573,868
Intercompany revenues	256,690	364,320

	3,356,640	3,938,188

Italian
External net revenues	1,618,435	1,808,743
Intercompany revenues	126,469	55,810

	1,744,904	1,864,553

Eliminations	(383,159)	(420,130)

Consolidated net revenues	$4,718,385	$5,382,611

	Three Months
Income (Loss) from Operations by Region Period Ended March 31,	2006	2005
Domestic	$(302,789)	$284,008
Italian	(393,793)	1,597,704
Eliminations	7,134	(5,666)

Income (loss) from operations	$(689,448)	$1,876,046

Total Assets by Region	March 31, 2006	December 31, 2005
Domestic	$19,919,018	$20,235,634
Italian	15,615,782	15,667,896

Total assets	$35,534,800	$35,903,530

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

(13) RECENTLY ISSUED ACCOUNTING STANDARDS:

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimate in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of either immediately, all at once after seven years or in equal annual amounts over a four year period.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation in accordance with APB 25.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the unaudited interim consolidated financial statements and the related notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

We have made forward-looking statements, which are subject to risks and uncertainties, in this Quarterly Report on Form 10-Q. These statements are based on the beliefs and assumptions of our management and on the information currently available to it. Forward-looking statements may be preceded by, followed by, or otherwise include the words “may,” “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “could,” “would,” “should,” or similar expressions or statements that certain events or conditions may occur. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by these forward-looking statements. These forward-looking statements are based largely on our expectations and the beliefs and assumptions of our management and on the information currently available to it and are subject to a number of risks and uncertainties, including, but not limited to, the risks and uncertainties associated with:

•	economic, competitive, political, governmental and other factors affecting us and our operations, markets and products;

•	the success of technological, strategic and business initiatives, including our automation strategy and our development and commercial release of our new proprietary instrument system, named the PARSEC™ System;

•	our ability to receive regulatory approval for the PARSEC™ System;

•	the impact of the delay in the full commercial launch of the PARSEC™ System in the United States on our international activities associated with the PARSEC™ System;

•	the ability of the PARSEC™ System to be available when or to perform as expected;

•	the ability of the PARSEC™ System to be a factor in our growth;

•	the ability of the PARSEC™ System to expand the menu of test kits we offer;

•	making the PARSEC™ System our primary product;

•	our ability to market the PARSEC™ System;

•	our customers’ integration of the PARSEC™ System into their operations;

•	constantly changing, and our compliance with, governmental regulation;

•	our ability to update to ISO 13485:2003;

•	the impact of our adoption or implementation of new accounting statements and pronouncements;

•	our limited operating revenues and history of primarily operational losses;

•	our ability to collect our accounts receivable and to make or change judgments and estimates regarding our allowances for doubtful accounts;

•	our ability to utilize our deferred tax assets and to make or change judgments and estimates regarding our valuation allowances and reserves against our deferred tax assets;

•	our ability to achieve cost advantages from our own manufacture of instrument systems, reagents and test kits;

•	our ability to grow beyond the autoimmune and infectious disease markets and to expand into additional diagnostic test sectors;

•	our ability to internally manufacture our own hepatitis products and raw materials for these products, to obtain regulatory approval for these products and to become competitive in markets outside of the United States;

•	our agreements with Teva, IVAX, third party distributors and key personnel;

•	consolidation of our customers affecting our operations, markets and products;

•	reimbursement policies of governmental and private third parties affecting our operations, markets and products;

•	price constraints imposed by our customers and governmental and private third parties;

•	our ability to increase the volume of our reagent production;

•	our ability to consummate potential acquisitions of businesses or products;

•	our ability to integrate acquired businesses or products;

•	our ability to sell the current location of our Miami facility and to acquire a new location to which to relocate it;

•	protecting our intellectual property;

•	political and economic instability and foreign currency fluctuation affecting our foreign operations;

•	the holding of substantially all of our cash and cash equivalents and marketable securities at a single brokerage firm, including risks relating to the bankruptcy or insolvency of such brokerage firm;

•	litigation regarding products, distribution rights, intellectual property rights, product liability, and labor and employment matters;

•	voting control of our common stock by Teva;

•	conflicts of interest with Teva, IVAX and with our officers, directors and employees; and

•	other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

See the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, for further discussion of certain risks and uncertainties that could materially and adversely affect our business, operating results or financial condition. Many of these factors are beyond our control.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

OVERVIEW

Net loss for the three months ended March 31, 2006 was $797,000 compared to net income of $838,000 for the same period of 2005. The net loss for the three months ended March 31, 2006 includes the $201,000 cumulative effect of a change in accounting principle recorded in the three months ended March 31, 2006 as the result of our adoption of SFAS 123(R) on January 1, 2006. No cumulative effect of a change in accounting principle was recorded in the three months ended March 31, 2005. Operating loss was $689,000 in the three months ended March 31, 2006 compared to operating income of $1,876,000 in the same period of 2005. Net income and income from operations in 2006 significantly declined compared to 2005 principally due to an increase in operating expenses of $2,053,000, caused primarily by the 2005 bad debt recovery of $1,690,000 recorded when we reduced our allowance for doubtful accounts to recognize the impact of the May 12, 2005 collection of previously outstanding Italian accounts receivable from hospitals located within a particular region in Italy. Also contributing to the increase in operating expenses was an increase in research and development expenses of $98,000 and an increase in general and administrative expenses of $287,000. Revenue decreased by $665,000 to $4,718,000 in the three months ended March 31, 2006, with a corresponding decrease in gross profit of $512,000 to $2,734,000, primarily due to a decrease in domestic revenue from infectious disease products and, to a lesser extent, the effect of foreign currency fluctuations and a decrease in international antigen sales. Our tax provision was $16,000 for the three months ended March 31, 2006 compared to $1,043,000 in the same period last year. This decrease in the tax provision was primarily due to the recognition of deferred taxes in 2005 related to the impact of the collection of the Italian accounts receivable and the creation of a valuation allowance to fully reserve the remaining foreign deferred tax asset.

NET REVENUES AND GROSS PROFIT

Three months ended March 31,	2006	2005	Period over Period Increase/(Decrease)
Net Revenues Excluding Intercompany Sales
Domestic	$3,100,000	$3,574,000	$(474,000)
Italian	1,618,000	1,809,000	(191,000)

Total	4,718,000	5,383,000	(665,000)

Cost of Sales	1,984,000	2,137,000	153,000

Gross Profit	$2,734,000	$3,246,000	$(512,000)
% of Total Net Revenues	58.0%	60.3%

Net revenues for the three months ended March 31, 2006 decreased $665,000, or 12.4%, from the three months ended March 31, 2005. This decrease was comprised of decreases in external net revenues of $474,000 from domestic operations and $191,000 from Italian operations. Domestic external net revenues in the three months ended March 31, 2006 decreased by 13.3% from the same period of 2005. This decrease was primarily due to a decrease in infectious disease net revenues caused principally by discontinued products and one-time sales that occurred in the first quarter of 2005, revenue lost due to the delay in the full commercial release of the PARSEC™ System and the effect of backorders. A decrease in antigen sales, caused by particularly strong sales to international customers in the first quarter of 2005, also contributed to the decrease. The decline in external net revenues from Italian operations of 10.6% was primarily attributable to a decrease in revenue due to fluctuations of the United States dollar relative to the Euro, as further discussed in “Currency Fluctuations” below. As measured in Euros, Italian revenues in the first three months of 2006 did not vary significantly from revenues generated in the first quarter of 2005. Gross profit in the three months ended March 31, 2006 decreased $512,000, or 15.8%, from the comparable period of 2005. The decrease in gross profit was primarily attributable to the decrease in net revenues. The principal factor in the decline in gross profit as a percentage of net revenues to 58.0% in the three months ended March 31, 2006 from 60.3% in the three months ended March 31, 2005 was an increase in the provision for inventory obsolescence.

OPERATING EXPENSES

Three months ended March 31,	2006	% of Revenue	2005	% of Revenue	Period over Period Increase (Decrease)
Selling Expenses
Domestic	$895,000	19.0%	$899,000	16.7%	$(4,000)
Italian	_597,000	12.6%	614,000	11.4%	(17,000)

Total	1,492,000	31.6%	1,513,000	28.1%	(21,000)

General and Administrative	1,439,000	30.5%	1,152,000	21.4%	287,000

Research and Development	492,000	10.4%	395,000	7.3%	97,000

Bad Debt Recovery	—	—%	(1,690,000)	(31.4)%	1,690,000

Total Operating Expenses	$3,423,000	72.6%	$1,370,000	25.5%	$2,053,000

The most significant variation in operating expenses occurred as a result of a bad debt recovery of Italian accounts receivable in 2005 resulting from the payment of previously outstanding accounts receivable balances from hospitals located within a particular region in Italy. A significant portion of this approximately 2,000,000 Euro payment related to accounts receivable against which we had previously established allowances. As a result, we recognized a $1,690,000 bad debt recovery in 2005 as we reduced our allowance for doubtful accounts to recognize the impact of this collection of these receivables. Selling expenses decreased $21,000 in the three months ended March 31, 2006 compared to the same period of 2005. General and administrative expenses increased $287,000 in the three months ended March 31, 2006 compared to the same period of 2005 due most significantly to increased legal and accounting fees necessary for public company regulatory compliance and acquisition investigation related costs. Although, in the ordinary course of our business, we evaluate potential business acquisition opportunities, we may not be successful in finding or consummating any acquisitions. Research and development expenses increased $97,000 due to an increase in Italian research and development expenses to $314,000 in the three months ended March 31, 2006 from $195,000 in the three months ended March 31, 2005. This increase in Italian research expenses was principally due to increased payroll and consulting costs incurred as the result of the PARSEC™ System development as well as the transfer to us of the technology expected to enable us to manufacture certain hepatitis products. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

INCOME (LOSS) FROM OPERATIONS

Loss from operations was $689,000 in the three months ended March 31, 2006 compared to income from operations of $1,876,000 in the three months ended March 31, 2005. The loss from operations in the three months ended March 31, 2006 was composed of a loss from Italian operations of $394,000 and a loss from domestic operations of $303,000. Income from operations in the three months ended March 31, 2005 was composed of income from Italian operations of $1,598,000 and income from domestic operations of $284,000.

OTHER INCOME (EXPENSE) NET

Interest income increased to $120,000 in the three months ended March 31, 2006 from $69,000 in the same period of 2005 due to higher interest rates during the first three months of 2006. Other expense, net totaled $11,000 during the three months ended March 31, 2006, compared to $64,000 in the three months ended March 31, 2005. Amounts included in other expense, net in the periods ended March 31, 2006 and 2005 were primarily net foreign currency losses on transactions, particularly by our Italian subsidiary, which were denominated in currencies other than the subsidiary’s functional currency.

INCOME TAX PROVISION

During the three months ended March 31, 2006 we recorded an income tax provision of $16,000 compared to an income tax provision of $1,043,000 during the three months ended March 31, 2005. The tax provision from the first three months of 2006 relates to Italian local income taxes based upon applicable statutory rates effective in Italy, while the tax provision in the three months ended March 31, 2005 is primarily composed of deferred taxes related to the allowance for doubtful accounts that was reduced during the first quarter of 2005 as a result of the collection of certain previously reserved Italian accounts receivable and the creation of a valuation allowance to fully reserve the remaining foreign deferred tax asset. No domestic tax provision was recorded in 2006 due to the establishment of a full valuation allowance against the benefit of domestic losses or in 2005 due to the expected utilization of prior period net operating losses to offset domestic taxable income.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

We recorded a cumulative effect of a change in accounting principle of $201,000 in the three months ended March 31, 2006 as a result of the change in classification of certain options granted in March 2001 from an equity award grant to a liability award in accordance with SFAS 123(R). The basic and diluted per common share effect of this change in accounting principle was $(0.01) in the three months ended March 31, 2006. A cumulative effect of a change in accounting principle was not recorded during the three months ended March 31, 2005.

NET INCOME (LOSS)

We generated a net loss in the three months ended March 31, 2006 of $797,000 compared to net income of $838,000 in the same period of 2005. Our basic and diluted net loss per common share was $0.03 in the three months ended March 31, 2006 compared to basic and diluted net income per common share of $0.03 in the three months ended March 31, 2005. Net income (loss) in the three months ended March 31, 2006 and 2005 resulted primarily from the various factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, our working capital was $19,372,000 compared to $20,036,000 at December 31, 2005. Cash and cash equivalents totaled $4,475,000 at March 31, 2006, as compared to $11,480,000 at December 31, 2005. Short-term marketable securities totaled $5,825,000 at March 31, 2006 and $122,000 at December 31, 2005. Our short-term marketable securities are primarily investments in auction rate debt securities with final maturities longer than one year, but with interest rates typically resetting every 28 or 35 days through an auction mechanism. These short-term marketable securities consist primarily of taxable municipal bonds and government agency securities. Also included in marketable securities at March 31, 2006 is $125,000 in Italian bank bonds held by our Italian subsidiary that are used to support guarantees provided by us. Substantially all of our cash and cash equivalents and short-term marketable securities are presently held at one national securities brokerage firm. Accordingly, we are subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver our securities or if the brokerage firm should become bankrupt or otherwise insolvent. We only invest in select money market instruments, municipal securities and corporate issuers.

Net cash flows of $877,000 were used in operating activities during the three months ended March 31, 2006, compared to $176,000 that was provided by operating activities during the three months ended March 31, 2005. Cash used in operating activities during the first three months of 2006 was primarily the result of cash utilized by operating results, adjusted for non-cash items, of $273,000, as well as a net working capital decrease, excluding the change in cash balance, of $627,000. This decrease in net working capital was principally due to an increase in outstanding accounts receivable in Italy. Cash provided in the first three months of 2005 was principally the result of cash provided by operating results, adjusted for non-cash items, of $433,000 that were partially offset by a decrease in net working capital, excluding the change in cash, of $270,000. This decrease in net working capital was primarily due to increases in accounts receivable caused primarily by the increase in domestic reagent and antigen sales.

Net cash flows of $6,146,000 were used in investing activities during the three months ended March 31, 2006, as compared to $6,072,000 used during the same period of the prior year. The increase in cash used for investing activities was primarily the result of capital expenditures that occurred in Italy as a result of the move to a new facility and the purchase of equipment which we expect to be necessary for our anticipated production of certain hepatitis products resulting from the license agreement we entered into in September 2004 with an Italian diagnostics company to obtain a perpetual, worldwide, royalty-free license of product technology presently used by the Italian diagnostics company to manufacture hepatitis products currently sold by them. Under this license agreement, we agreed to pay four milestone payments totaling 1,000,000 Euro upon the Italian diagnostics company’s achievement of certain enumerated performance objectives. The payment of the approximately 200,000 Euro during the three months ended March 31, 2005 was the first of these milestone payments. As a result of the satisfaction of the first milestone, we determined that payment of the three remaining milestone payments was probable and, consequently, an accrued license payable of $970,000 is recorded in the accompanying consolidated balance sheet as of March 31, 2006. The three remaining milestone payments relate to two remaining performance objectives that the Italian diagnostics company is working to achieve on or prior to October 31, 2006 and one remaining performance objective that the Italian diagnostics company is working to achieve on or prior to March 31, 2007. Among other events and actions included in these future milestones are requirements that training be provided to us. This training has been, and will continue to be, expensed as incurred and a corresponding amount will be recognized as a reduction to the product license recorded in the accompanying consolidated balance sheet. While we determined that our payment of the three remaining milestone payments was probable and believe that capitalization as a recoverable asset is appropriate, there remains a risk that we will not be able to obtain product technology that would enable us to manufacture our own hepatitis products or, if we obtain such product technology, that we will not be able to manufacture our own hepatitis products.

Cash provided by financing activities during the three months ended March 31, 2006 of $21,000 resulted from the exercise of stock options. There were no financing activities during the three months ended March 31, 2005.

Our product research and development expenditures are expected to be approximately $2,000,000 during 2006. Actual expenditures will depend upon, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. There can be no assurance that these expenditures will result in the development of new products or product enhancements, that we will successfully complete products under development, that we will obtain regulatory approval or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed. In addition, we estimate that cash of approximately $1,400,000 will be required in fiscal 2006 to improve and expand our facilities, equipment and information systems. Included in these improvements are anticipated purchases of equipment that will be necessary to integrate the acquisition of technology expected to be received by us under our license agreement with an Italian diagnostics company for the license to us of product technology useful for our own manufacture of certain hepatitis products. This estimate does not include, however, expenditures relating to our previously reported plans to continue our search to relocate to a new location for our corporate headquarters and the operations of Diamedix Corporation. There can be no assurance that we will be successful in our plans to expand or relocate our operations.

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

We maintain allowances for doubtful accounts, particularly in Italy where payment cycles are longer than in the United States, for estimated losses resulting from the inability of our customers to make required or timely payments. On May 12, 2005 we received a payment of approximately 2,000,000 Euro from a governmental region in Italy in satisfaction of previously outstanding accounts receivable balances from hospitals located in the region. A significant portion of this payment related to accounts receivable against which we had previously established allowances. In order to recognize the impact of this collection of these receivables, we reduced our allowance for doubtful accounts. Additional payments by governmental regions in Italy are possible, and, as a result, we may consider the potential receipt of those payments in determining our allowance for doubtful accounts. If contemplated payments are not received, or if we require additional allowances, our operating results could be materially adversely affected during the period in which the determination to increase the allowance for doubtful accounts is or was made.

We did not repurchase any of our common stock during the three months ended March 31, 2006 or 2005 as part of the common stock repurchase program approved by our Board of Directors in May 2002.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, allowance for doubtful accounts, inventories, intangible assets, income, stock compensation and other tax accruals, warranty obligations, and contingencies and litigation.

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

REVENUE RECOGNITION

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain allowances for doubtful accounts, particularly in Italy for the operations of our Italian subsidiary, for estimated losses resulting from the inability of our customers to make required payments. In many instances our receivables in Italy, while currently due and payable, take in excess of a year to collect. Additionally, the receipt of payments similar to those we received on May 12, 2005 (See Note 3, Bad Debt Recovery) from governmental regions in Italy are possible, and we may consider the potential receipt of those payments in determining our allowance for doubtful accounts. If contemplated payments are not received when expected, or if the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, our operating results could be materially adversely affected during the period in which the determination to increase the allowance for doubtful accounts is or was made. Our allowances for doubtful accounts were $1,004,000 and $974,000 at March 31, 2006 and December 31, 2005, respectively. A provision for losses on accounts receivable of $13,000 was recorded in the first quarter of 2006, while $10,000 was recorded in the first quarter of 2005.

INVENTORY

We regularly review inventory quantities on hand, including components for current and future versions of instrumentation, and, if necessary, record a provision for excess and obsolete inventory based primarily on our estimates of product demand and production requirements. These estimates of future instrumentation and diagnostic kit product demand may prove to be inaccurate, in which case any resulting adjustments to the value of inventory would be recognized in our cost of goods sold at the time of such determination and could adversely affect our operating results. Inventory reserves were $417,000 and $332,000 as of March 31, 2006 and December 31, 2005, respectively. A total of $120,000 was charged to cost and expenses during the first quarter of 2006, while $24,000 was charged in the first quarter of 2005. Included within our inventory balance at March 31, 2006 was approximately $1,076,000 in PARSEC™ instrumentation and instrument components in anticipation of our pending full commercial product launch.

GOODWILL AND OTHER INTANGIBLES

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

STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimate in accordance with the provisions of SFAS 123(R). We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of either immediately, all at once after seven years or in equal annual amounts over a four year period.

Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation in accordance with APB 25.

INCOME TAXES

We accounted for income taxes on our consolidated financial statements on a stand-alone basis as if we had filed our own income tax returns. However, the pre-merger IVAX Diagnostics reported its income taxes until the merger with b2bstores.com as part of a consolidated group. Therefore, all domestic net operating losses generated prior to the merger were utilized by IVAX. Since the merger, we have experienced net domestic losses from operations. Accounting principles generally accepted in the United States require that we record a valuation allowance against the deferred tax asset associated with these losses if it is “more likely than not” that we will not be able to utilize the net operating loss to offset future taxes. Due to the cumulative net losses from the operations of our domestic operations since the merger, we have provided a full valuation allowance against domestic deferred tax assets. Additionally, as of March 31, 2005, we have recorded a full valuation allowance against our foreign deferred tax asset as a result of recent losses by our Italian operation. Over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of our net operating loss carryforwards. Upon reaching such a conclusion, and upon such time as when we reverse the valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimate in accordance with the provisions of SFAS 123(R). We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of either immediately, all at once after seven years or in equal annual amounts over a four year period.

Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation in accordance with APB 25.

CURRENCY FLUCTUATIONS

For the three months ended March 31, 2006 and 2005, approximately 34.3% and 33.6%, respectively, of our net revenues were generated in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the strength of the United States dollar against the Euro resulted in a decrease of approximately $149,000 in net revenues for the three months ended March 31, 2006 compared to the same period of the prior year. During the three months ended March 31, 2006 and 2005, none of our subsidiaries were domiciled in highly inflationary environments. The effects of inflation on consolidated net revenues and operating income were not significant.

Our Italian subsidiary represented 34.3% of our net revenues in the three months ended March 31, 2006. Conducting an international business inherently involves a number of difficulties, risks, and uncertainties, such as export and trade restrictions, inconsistent and changing regulatory requirements, tariffs and other trade barriers, cultural issues, longer payment cycles, problems in collecting accounts receivable, political instability, local economic downturns, seasonal reductions in business activity in Europe during the traditional summer vacation months, and potentially adverse tax consequences.

INCOME TAXES

We recognized a tax provision of $16,000 during the three months ended March 31, 2006 compared to a tax provision of $1,043,000 during the three months ended March 31, 2005, which related to foreign operations. Through March 14, 2001, the pre-merger IVAX Diagnostics reported its domestic income taxes as part of a consolidated group with IVAX. All domestic taxable losses generated prior to that date were utilized by IVAX. Effective March 14, 2001, as a result of the merger between b2bstores.com and the pre-merger IVAX Diagnostics, we were no longer included in the consolidated income tax returns of IVAX.

Our income tax provision for the three months ended March 31, 2006 was different from the amount computed on the income (loss) before income taxes at the statutory rate of 35% primarily due to the increase of the valuation allowance to offset the benefit of both domestic and foreign losses. The current income tax provisions for the three months ended March 31, 2006 and 2005 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

As of March 31, 2006, we had no net domestic deferred tax asset, as domestic net operating losses generated prior to the merger were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets generated subsequent to March 14, 2001. Additionally, as of March 31,

2006, we had no net foreign deferred tax asset, as a full valuation allowance was provided during the first quarter of 2005 as a result of recent losses by our Italian operation. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period. Upon such time as we reverse the entire valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

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

Interest Rate Risk – The Company does not have debt obligations, and it does not believe the interest rate exposure related to its investments to be material.

Commodity Price Risk – The Company does not believe it is subject to any material risk associated with commodity prices.

Item 4 – Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings with the Securities and Exchange Commission. That conclusion, however, should be considered in light of the various limitations described below on the effectiveness of those controls and procedures, some of which pertain to most, if not all, business enterprises, and some of which arise as a result of the nature of the Company’s business. The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures will prevent all error and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some person or persons, by collusion of two or more people or by management override of the control. Further, the design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that would have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the rules and regulations of the Securities and Exchange Commission, the Company is currently not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until the Company files its Annual Report on Form 10-K for its fiscal year ending December 31, 2007, so long as the Company continues to meet the definition of a non-accelerated filer. In the Company’s Annual Report on Form 10-K for the year ending December 31, 2007, the Company’s management will be required to provide an assessment as to the effectiveness of the Company’s internal control over financial reporting and its independent registered public accounting firm will be required to attest as to the Company’s management’s assessment. The assessment and attestation processes required by Section 404 are relatively new and neither companies nor auditing firms have significant experience in testing or complying with these requirements. Accordingly, the Company may encounter problems or delays in completing its obligations and receiving an unqualified report on its internal control over financial reporting by its independent registered public accounting firm.

While the Company believes that it will be able to timely meet its obligations under Section 404 and that the Company’s management will be able to certify as to the effectiveness of the Company’s internal controls over financial reporting, there is no assurance that the Company will do so. If the Company is unable to timely comply with Section 404, its management is unable to certify as to the effectiveness of its internal controls over financial reporting or its independent registered public accounting firm is unable to attest to that certification, the price of the Company’s common stock may be adversely affected. Even if the Company timely meets the certification and attestation requirements of Section 404, it is possible that its independent registered public accounting firm will advise the Company that they have identified significant deficiencies and/or material weaknesses.

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

IVAX Diagnostics, Inc.

Date: May 15, 2006	By:	/s/ Mark Deutsch
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