Form 10-Q
period 2006-06-30
IVAX DIAGNOSTICS INC
filed 2006-08-11
CIK 1095858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

27,649,887 shares of Common Stock, $ .01 par value, outstanding as of August 9, 2006.

IVAX DIAGNOSTICS, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,041,978	$11,479,568
Marketable securities	8,750,000	122,045
Accounts receivable, net of allowances for doubtful accounts of $1,151,528 in 2006 and $973,855 in 2005	8,132,637	6,695,353
Inventories, net	5,644,033	5,608,584
Other current assets	1,222,381	1,164,890

Total current assets	24,791,029	25,070,440

Property, plant and equipment, net	2,721,799	2,213,581
Equipment on lease	515,740	585,295
Product license	1,255,936	1,255,936
Goodwill, net	6,722,725	6,722,725
Other assets	193,591	55,553

Total assets	$36,200,820	$35,903,530

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$984,634	$1,190,204
Accrued license payable	1,016,840	947,920
Accrued expenses and other current liabilities	3,524,118	2,895,836

Total current liabilities	5,525,592	5,033,960

Stock option compensation liability	62,000	—
Other long-term liabilities	794,564	680,006

Total liabilities	6,382,156	5,713,966

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding 27,649,887 in 2006 and 27,623,554 in 2005	276,498	276,235
Additional paid-in capital	40,632,638	40,548,950
Accumulated deficit	(10,373,621)	(9,458,371)
Accumulated other comprehensive loss	(716,851)	(1,177,250)

Total shareholders’ equity	29,818,664	30,189,564

Total liabilities and shareholders’ equity	$36,200,820	$35,903,530

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months		Six months
Period Ended June 30,	2006	2005	2006	2005
Net revenues	$5,362,989	$5,244,439	$10,081,374	$10,627,050
Cost of sales	2,392,984	1,971,370	4,377,637	4,107,609

Gross profit	2,970,005	3,273,069	5,703,737	6,519,441

Operating expenses:
Selling	1,409,976	1,521,876	2,901,811	3,035,333
General and administrative	1,305,164	1,158,157	2,743,961	620,257
Research and development	472,190	469,033	964,738	863,802

Total operating expenses	3,187,330	3,149,066	6,610,510	4,519,392

Income (loss) from operations	(217,325)	124,003	(906,773)	2,000,049

Other income:
Interest income	110,728	93,027	230,515	162,288
Other income (expense), net	10,142	(35,126)	(765)	(99,369)

Total other income, net	120,870	57,901	229,750	62,919

Income (loss) before income taxes	(96,455)	181,904	(677,023)	2,062,968

Provision for income taxes	21,621	26,521	37,227	1,069,527

Income (loss) before cumulative effect of change in accounting principle	(118,076)	155,383	(714,250)	993,441

Cumulative effect of change in accounting principle	—	—	(201,000)	—

Net income (loss)	$(118,076)	$155,383	$(915,250)	$993,441

Net income (loss) per share, before cumulative effect of change in accounting principle
Basic and diluted	$(0.01)	$0.01	$(0.03)	$0.04

Cumulative effect of change in accounting principle, per share
Basic and diluted	$—	$—	$(0.01)	$—

Net income (loss) per share
Basic and diluted	$(0.01)	$0.01	$(0.04)	$0.04

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	27,632,876	27,053,105	27,628,379	27,036,559

Diluted	27,632,876	28,062,254	27,628,379	28,012,097

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE, December 31, 2005	27,623,554	$276,235	$40,548,950	$(9,458,371)	$(1,177,250)	$30,189,564
Comprehensive loss:
Net loss	—	—	—	(915,250)	—	(915,250)
Translation adjustment	—	—	—	—	460,399	460,399

Comprehensive loss						(454,851)

Stock-based compensation	—	—	49,478	—	—	49,478
Exercise of stock options	26,333	263	34,210	—	—	34,473

BALANCE, June 30, 2006	27,649,887	$276,498	$40,632,638	$(10,373,621)	$(716,851)	$29,818,664

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2006	2005
Cash flows from operating activities:
Net (loss) income	$(915,250)	$993,441
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	381,688	442,352
Cumulative effect of change in accounting principle	201,000	—
Provision for (recovery of) doubtful accounts receivable	129,043	(1,786,830)
Provision for (release of) inventory obsolescence	95,620	(7,131)
Non-cash compensation	(89,521)	—
Loss on disposal of assets	18,680	—
Deferred income taxes	—	1,024,555
Changes in operating assets and liabilities:
Accounts receivable	(1,195,006)	2,084,220
Inventories	43,888	(32,590)
Other current assets	7,270	(145,729)
Other assets	(133,888)	29,527
Accounts payable and accrued expenses	323,571	(675,579)
Other long-term liabilities	62,819	27,022

Net cash flows (used in) provided by operating activities	(1,070,086)	1,953,258

Cash flows from investing activities:
Capital expenditures	(617,525)	(86,544)
Purchases of marketable securities	(8,750,000)	(9,925,542)
Sales of marketable securities	130,918	4,100,000
Acquisition of product license	—	(277,717)
Acquisitions of equipment on lease	(110,477)	(121,047)

Net cash flows (used in) investing activities	(9,347,084)	(6,310,850)

Cash flows from financing activities:
Exercises of stock options	34,473	421,095
Repurchase of common stock	—	(172,500)

Net cash flows provided by (used in) financing activities	34,473	(248,595)

Effect of exchange rate changes on cash and cash equivalents	(54,893)	(80,641)

Net decrease in cash and cash equivalents	(10,437,590)	(4,189,638)
Cash and cash equivalents at the beginning of the period	11,479,568	7,492,885

Cash and cash equivalents at the end of the period	$1,041,978	$3,303,247

Supplemental disclosures:
Interest paid	$—	$—

Income tax payments	$88,990	$—

Noncash investing activities:
Acquisition of product license	$—	$1,030,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) GENERAL:

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. Certain prior period amounts have been reclassified to conform to the current period’s presentation. However, in the opinion of management, all adjustments necessary to state fairly the results of operations, financial position and cash flows have been made. The results of operations, financial position, and cash flows for the six months ended June 30, 2006 are not necessarily indicative of the results of operations, financial position, and cash flows which may be reported for the remainder of 2006. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the IVAX Diagnostics, Inc. (“IVAX Diagnostics,” “the Company,” “we,” “us,” “our”) Annual Report on Form 10-K for the year ended December 31, 2005.

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

On July 25, 2005, IVAX, the Company’s approximately 72.3% stockholder, entered into a definitive agreement and plan of merger with Teva Pharmaceutical Industries Limited (“Teva”) providing for IVAX to be merged into a wholly-owned subsidiary of Teva. On January 26, 2006, the merger was consummated and IVAX became a wholly-owned subsidiary of Teva for an aggregate purchase price of approximately $3.8 billion in cash and 123 million Teva ADRs. The transaction was reported to be valued, for accounting purposes, at $7.9 billion, based on the value of the Teva ADRs during the five trading day period commencing two trading days before the date of the definitive agreement and plan of merger. As a result of the merger, Teva now, indirectly through its IVAX subsidiary, owns approximately 72.3% of the outstanding shares of the Company’s common stock.

(2) STOCK-BASED COMPENSATION:

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimate in accordance with the provisions of SFAS 123(R). The Company estimates forfeitures for employee stock options and recognizes the compensation costs for only those options expected to vest. Forfeiture rates are determined for two groups, for directors and senior management and for all other employees, based upon historical experience. Estimated forfeitures are now adjusted to actual forfeiture experience as needed.

Additionally, the adoption of SFAS 123(R) on January 1, 2006 resulted in a cumulative effect adjustment of $201,000, which reflects the change in classification of certain options granted in March 2001 from an equity award grant to a liability award in accordance with SFAS 123(R). The award has an acceleration provision, pursuant to which the holder of the award can accelerate the vesting by purchasing stock of the Company. Under SFAS 123(R), this award requires reclassification as a liability. As of June 30, 2006, the resulting liability has been reduced to $62,000, and the fair value adjustment of $139,000 has been reported as a reduction of general and administrative expenses.

At June 30, 2006, the Company had two stock-based employee compensation plans as described below. As a result of adopting SFAS 123(R) on January 1, 2006, the Company recorded total compensation expense, including the effect of the reduction in the Company’s stock option compensation liability for each of the respective periods, of ($95,522) and ($89,522) for the three and six months ended June 30, 2006, respectively. As a result of adopting SFAS 123(R), the impact to the accompanying consolidated statement of operations for the three months ended June 30, 2006 was $95,522 higher for income before taxes and net income, and, for the six months ended June 30, 2006, $89,522 higher for income before taxes and $111,478 lower for net income, considering the cumulative effect adjustment disclosure above, than if the Company had continued to account for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The impact on both basic and diluted earnings per share for the three and six months ended June 30, 2006 was $0.00 and $(0.00), respectively. Prior to January 1, 2006 the Company accounted for these plans under the recognition and measurement of APB 25 and the Company provided pro-forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair value method defined by the original provisions of SFAS 123 had been applied to its stock-based compensation.

The pro forma table below reflects net earnings and basic and diluted earnings per share for the three and six months ended June 30, 2005, had the Company applied the fair value recognition provisions of the original SFAS 123 as follows:

	Three months 2005	Six months 2005
Net income as reported	$155,383	$993,441
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	71,574	143,148

Pro forma net income	$83,809	$850,293

Pro forma basic and diluted income per share	$0.00	$0.03

Valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns. During the fourth quarter of 2005, it was determined that options granted in 2004 and that vested immediately were not fully expensed in the year ended December 31, 2004. Accordingly, the deduction for stock-based compensation expense for the six months ended June 30, 2005 determined under the fair value method was decreased by $88,449, or a pro forma basic and diluted per share effect of $0.00.

The Company maintains two stock option plans. The first, the IVAX Diagnostics, Inc. 1999 Stock Option Plan (the “1999 Plan”), became effective June 29, 1999 when approved by the Board of Directors and the sole stockholder of the pre-merger IVAX Diagnostics. The 1999 Plan permits the issuance of options to employees, non-employee directors and consultants to purchase up to 2,000,200 shares of common stock. At the effective time of the merger with b2bstores.com, automatically and without any action on the part of an option holder, the surviving company assumed the 1999 Plan and each outstanding option granted under the 1999 Plan as an option to purchase shares of the surviving company’s common stock under the same terms and conditions as the outstanding option. During the six months ended June 30, 2006, the Company received $13,140 and issued 18,000 shares of common stock with an intrinsic value of $22,860 as a result of the exercise of 18,000 options to purchase shares of common stock under the 1999 Plan. No options to purchase shares of common stock are outstanding under the 1999 Plan as of June 30, 2006. The Company does not have any current intention of issuing any additional options under the 1999 Plan. During the six months ended June 30, 2005 no options were exercised under the 1999 Plan.

The Company’s second stock option plan was created on September 30, 1999 when the Board of Directors and stockholders of b2bstores.com approved the 1999 Performance Equity Plan (the “Performance Plan”). The Performance Plan authorizes the grant of up to 2,000,000 shares of common stock to key employees, officers, directors and consultants. Both incentive and non-qualified options may be issued under the Performance Plan. As of June 30, 2006, 721,049 options to purchase shares of common stock were outstanding under the Performance Plan. During the six months ended June 30, 2006, no options were exercised under the Performance Plan, while $3,000 was received for the exercise of 1,250 options to purchase 1,250 shares of common stock under the Performance Plan during the six months ended June 30, 2005.

The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee terminations. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

Options granted under these option plans were granted at an option exercise price equal to the closing market value of the stock on the date of the grant and with vesting, primarily for Company employees, all at once after seven years or in equal annual amounts over a four year period, and, primarily for non-employee directors, immediately. The following charts summarize option activity under the Performance Plan for options granted by the Company after the consummation of the merger with b2bstores.com and transactions under the 1999 Plan as of June 30, 2006 and changes during the six months ended June 30, 2006:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	739,199	$4.22
Granted	—	—
Cancellations	—	—
Terminated	(150)	$2.40

Exercised	(18,000)	$0.73

Outstanding at June 30, 2006	721,049	$4.31

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.35 - $2.40	82,200	3.0	$2.10	82,200	$2.10
$2.88 - $3.00	235,000	1.7	$2.98	60,000	$2.93
$4.35 – 4.91	165,000	9.0	$4.37	145,000	$4.37
$5.20 – 7.12	238,849	4.8	$6.32	211,924	$6.29

	721,049	4.5	$4.31	499,124	$4.64

The aggregate intrinsic value for in-the-money options was $6,100 at June 30, 2006. During the six months ended June 30, 2005, 5,000 options to purchase shares of common stock were granted under the Performance Plan and, with respect to options granted by the Company after the consummation of the merger with b2bstores.com, 1,250 options to purchase shares of common stock were exercised under the Performance Plan.

A summary of the status of the Company’s non-vested options as of June 30, 2006 and changes during the six month period is presented below:

Non-vested Options	Number of Shares	Weighted Average Grant-date Fair Value
Outstanding at December 31, 2005	237,187	$2.88
Granted	—	—
Vested	(15,262)	$3.14
Terminated	—	—

Exercised	—	—

Outstanding at June 30, 2006	221,925	$2.87

As of June 30, 2006, there was $172,000 of unrecognized compensation costs, based on the fair value of unvested awards, related to non-vested share-based compensation arrangements granted under the Performance Plan. This cost is expected to be recognized over a weighted average period of 1.8 years. No windfall tax benefits were recognized in the six months ended June 30, 2006 or 2005.

During the first quarter of 2006, cash of $21,333 was received from the exercise of 8,333 pre-merger options granted to employees of b2bstores.com under share-based payment arrangements, while cash of $418,095 was received during the six months ended June 30, 2005 as a result of the exercise of 131,500 pre-merger options. Pre-merger options granted to employees of b2bstores.com who never became employees of IVAX Diagnostics were not included in the information presented elsewhere in Note 2, Stock-Based Compensation, or in the Company’s calculations made in connection with the adoption of SFAS 123(R). As of March 31, 2006, no pre-merger options issued to former employees of b2bstores.com remained outstanding.

(3) BAD DEBT RECOVERY:

During May, 2005, the Company received a payment of approximately 2,000,000 Euro from a governmental region in Italy in satisfaction of previously outstanding accounts receivable balances from hospitals located in the region. A significant portion of this payment related to accounts receivable against which the Company had previously established allowances. Since the collection of these receivables occurred prior to the filing of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2005, and in order to recognize the impact of the collection of these receivables, the Company reduced its allowance for doubtful accounts in its consolidated balance sheet at March 31, 2005 and recognized a corresponding bad debt recovery of $1,690,000 in its consolidated statement of operations for the three months ended March 31, 2005. This bad debt recovery of $1,690,000 is included in general and administrative expenses in the accompanying consolidated statement of operations for the six months ended June 30, 2005.

(4) CASH EQUIVALENTS AND SHORT-TERM MARKETABLE SECURITIES:

The Company owns certain short-term investments in marketable debt securities with original maturities of three months or less that are classified as cash equivalents.

Substantially all cash and cash equivalents are presently held at one national securities brokerage firm. Accordingly, the Company is subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver the Company’s securities or if the brokerage firm should become bankrupt or otherwise insolvent. It is the Company’s intent to maintain a liquid portfolio to take advantage of investment opportunities and it is the Company’s policy to invest in select money market instruments, municipal securities and corporate issuers. At June 30, 2006 and December 31, 2005, the Company owned short-term marketable securities totaling $8,750,000 and $122,045, respectively. Short-term investments in marketable debt securities are primarily auction rate securities with final maturities longer than one year, but with interest rates resetting every 28 or 35 days through an auction mechanism. These short-term marketable securities consist primarily of taxable municipal bonds and government agency securities and were deemed short-term, classified as available for sale securities and recorded at cost which approximates market value based on quoted market prices. Also included in marketable securities at December 31, 2005 is $122,045 in Italian government bonds held by the Company’s Italian subsidiary that are used to support guarantees provided by the Company.

The contractual maturity dates of the Company’s investments in marketable securities invested in auction rate securities at June 30, 2006 range from 2027 to 2045. The expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with and without prepayment penalties.

(5) INVENTORIES:

Inventories consist of the following:

	June 30, 2006	December 31, 2005
Raw materials	$1,419,287	$1,472,994
Work-in-process	1,479,962	1,223,572
Finished goods	2,744,784	2,912,018

Total inventories	$5,644,033	$5,608,584

(6) PRODUCT LICENSE:

In September 2004, the Company entered into a license agreement with an Italian diagnostics company to obtain a perpetual, worldwide, royalty-free license of product technology presently used by the Italian diagnostics company to manufacture hepatitis products currently sold by them. In exchange, the Company agreed to pay four milestone payments totaling 1,000,000 Euro upon the Italian diagnostics company’s achievement of certain enumerated performance objectives. In March 2005, the Company paid the first of these milestone payments, in the amount of 200,000 Euro. As a result of the satisfaction of the first milestone, the Company determined that payment of the three remaining milestone payments was probable and, consequently, an accrued license payable for the remaining 800,000 Euro was recorded during the first quarter of 2005. The outstanding balance of this accrued license payable as of June 30, 2006 and December 31, 2005 in the accompanying consolidated balance sheets was $1,016,840 and $947,920 respectively. The three remaining milestone payments relate to two remaining performance objectives that the Italian diagnostics company is working to achieve on or prior to October 31, 2006 and one remaining performance objective that the Italian diagnostics company is working to achieve on or prior to March 31, 2007. Among the other events and actions included in these future milestones are requirements that training be provided to the Company. This training will be expensed as incurred, and a corresponding amount will be recognized as a reduction to the product license recorded in the accompanying consolidated balance sheet. Amortization of the product license will begin following the successful technology transfer and initial sale of the hepatitis products manufactured by the Company.

(7) EARNINGS PER SHARE:

A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

Period Ended June 30,	Three months		Six months
	2006	2005	2006	2005
Basic weighted average shares outstanding	27,628,379	27,053,105	27,632,876	27,036,559
Effect of dilutive securities – stock options and warrants	—	1,009,149	—	975,538

Diluted weighted average shares outstanding	27,628,379	28,062,254	27,632,876	28,012,097

Not included in the calculation of diluted earnings per share because their impact is antidilutive:
Stock options and warrants outstanding	721,049	415,349	721,049	415,349

(8) INCOME TAXES:

The provision for income taxes consists of the following:

Period Ended June 30,	Three months		Six months
	2006	2005	2006	2005
Current:
Foreign	21,621	22,108	37,227	44,972
Deferred:
Foreign	—	4,413	—	1,024,555

Total provision for income taxes	$21,621	$26,521	$37,227	$1,069,527

The Company’s income tax provision for the six months ended June 30, 2006 was different from the amount computed on the income before provision for income taxes at the United States federal statutory rate of 35% primarily due to the increase of the valuation allowance to offset the benefit of both domestic and foreign losses. The Company’s income tax provision for the six months ended June 30, 2005 was different from the amount computed on the income (loss) before income taxes at the United States federal statutory rate of 35% primarily due to deferred taxes related to the allowance for doubtful accounts that was reduced during the first quarter of 2005 as a result of the collection of certain previously reserved Italian accounts receivable and the creation of a valuation allowance to fully reserve the remaining foreign deferred tax asset of $467,511. This valuation allowance was created due to the losses by the Company’s Italian operation. No domestic tax provision was recorded for either the three or six months ended June 30, 2006 or 2005 due to the expected utilization of prior period net operating losses to offset current domestic taxable income. The current income tax provisions for the three and six months ended June 30, 2006 and 2005 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

The Company has established a full valuation allowance on its net domestic deferred tax assets, which are primarily comprised of net operating loss carryforwards. As of June 30, 2006 and December 31, 2005, the Company had no net domestic deferred tax asset, as domestic net operating losses generated prior to the merger with b2bstores.com were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets generated subsequent to March 14, 2001. Additionally, as of June 30, 2006 and December 31, 2005, the Company had no net foreign deferred tax asset, as a full valuation allowance was provided during the first quarter of 2005 as a result of recent losses by the Company’s Italian operation. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period.

The Company’s net operating loss carryforwards may be limited in the future as a result of the acquisition of IVAX by Teva.

(9) COMPREHENSIVE INCOME (LOSS):

The components of the Company’s comprehensive income (loss) are as follows:

Period Ended June 30,	Three months		Six months
	2006	2005	2006	2005
Net income (loss)	$(118,076)	$155,383	$(915,250)	$993,441
Foreign currency translation adjustments	318,260	(478,224)	460,399	(789,518)

Comprehensive income (loss)	$200,184	$(322,841)	$(454,851)	$203,923

(10) CONCENTRATION OF CREDIT RISK:

The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts as required. The Company’s accounts receivables are generated from sales made in both the United States and Italy. As of June 30, 2006 and December 31, 2005, $5,926,708 and $4,633,747, respectively, of the Company’s total net accounts receivable were due in Italy. Of the Company’s total net accounts receivable, 60.0% at June 30, 2006 and 57.0% at December 31, 2005 were due from hospitals and laboratories controlled by the Italian government. The Company maintains allowances for doubtful accounts, particularly in Italy where payment cycles are longer than in the United States, for estimated losses resulting from the inability of customers to make required or timely payments. Additionally, the receipt of payments similar to those received in May 2005 (See Note 3, Bad Debt Recovery) from governmental regions in Italy are possible, and the Company may consider the potential receipt of those payments in determining its allowance for doubtful accounts.

(11) STOCKHOLDERS’ EQUITY:

On June 30, 2005, the Company purchased and redeemed from an unaffiliated stockholder 50,000 shares of its common stock as part of its share repurchase program for a total cost of $172,500. These shares have been retired and have resumed the status of authorized and unissued shares. No shares were repurchased by the Company during the six months ended June 30, 2006.

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

Net Revenues by Region Period Ended June 30,	Three months		Six months
	2006	2005	2006	2005
Domestic
External net revenues	$3,528,641	$3,306,416	$6,628,591	$6,880,284
Intercompany revenues	286,360	205,607	543,050	567,052

	3,815,001	3,512,023	7,171,641	7,447,336

Italian
External net revenues	1,834,348	1,938,023	3,452,783	3,746,766
Intercompany revenues	37,096	47,923	163,565	103,733

	1,871,444	1,985,946	3,616,348	3,850,499

Elimination	(323,456)	(253,530)	(706,615)	(670,785)

Consolidated net revenues	$5,362,989	$5,244,439	$10,081,374	$10,627,050

Income (loss) from Operations by Region Period Ended June 30,	Three months		Six months
	2006	2005	2006	2005
Domestic	$45,789	$66,907	$(257,000)	$350,915
Italian	(289,906)	35,890	(683,699)	1,633,594
Elimination	26,792	21,206	33,926	15,540

Income (loss) from operations	$(217,325)	$124,003	$(906,773)	$2,000,049

Total Assets:	June 30, 2006	December 31, 2005
Domestic	$20,152,327	$20,235,634
Italian	16,048,493	15,667,896

Total assets	$36,200,820	$35,903,530

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

(14) RECENTLY ISSUED ACCOUNTING STANDARDS:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect this Interpretation will have on the Company’s financial position, liquidity and statement of operations.

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

We have made forward-looking statements, which are subject to risks and uncertainties, in this Quarterly Report on Form 10-Q. These statements are based on the beliefs and assumptions of our management and on the information currently available to it. Forward-looking statements may be preceded by, followed by, or otherwise include the words “may,” “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “could,” “would,” “should,” or similar expressions or statements that certain events or conditions may occur. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by these forward-looking statements. These forward-looking statements are based largely on our expectations and the beliefs and assumptions of our management and on the information currently available to it and are subject to a number of risks and uncertainties, including, but not limited to, the risks and uncertainties associated with:

•	economic, competitive, political, governmental and other factors affecting us and our operations, markets and products;

•	the success of technological, strategic and business initiatives, including our automation strategy and our development and commercial release of our new proprietary instrument system, named the PARSEC™ System;

•	our ability to receive regulatory approval for the PARSEC™ System;

•	the impact of the delay in the full commercial launch of the PARSEC™ System in the United States on our international activities associated with the PARSEC™ System;

•	the ability of the PARSEC™ System to be available when or to perform as expected;

•	the ability of the PARSEC™ System to be a source of revenue growth for us;

•	our ability to receive financial benefits or achieve improved operating results after the full commercial release of the PARSEC™ System;

•	the ability of the PARSEC™ System to be a factor in our growth;

•	the ability of the PARSEC™ System to expand the menu of test kits we offer;

•	making the PARSEC™ System our primary product;

•	our ability to market the PARSEC™ System;

•	our customers’ integration of the PARSEC™ System into their operations;

•	constantly changing, and our compliance with, governmental regulation;

•	the impact of our adoption or implementation of new accounting statements and pronouncements;

•	our limited operating revenues and history of primarily operational losses;

•	our ability to collect our accounts receivable and to make or change judgments and estimates regarding our allowances for doubtful accounts;

•	our ability to utilize our net operating losses and to make or change judgments and estimates regarding our valuation allowances and reserves against our deferred tax assets;

•	our ability to achieve cost advantages from our own manufacture of instrument systems, reagents and test kits;

•	our ability to grow beyond the autoimmune and infectious disease markets and to expand into additional diagnostic test sectors;

•	our ability to internally manufacture our own hepatitis products and raw materials for these products, to obtain regulatory approval for these products and to become competitive in markets outside of the United States;

•	our agreements with Teva, IVAX, third party distributors and key personnel;

•	consolidation of our customers affecting our operations, markets and products;

•	reimbursement policies of governmental and private third parties affecting our operations, markets and products;

•	price constraints imposed by our customers and governmental and private third parties;

•	our ability to increase the volume of our reagent production;

•	our ability to consummate potential acquisitions of businesses or products;

•	our ability to integrate acquired businesses or products;

•	our ability to sell the current location of our Miami facility and to acquire a new location to which to relocate it;

•	protecting our intellectual property;

•	political and economic instability and foreign currency fluctuation affecting our foreign operations;

•	the holding of substantially all of our cash and cash equivalents and marketable securities at a single brokerage firm, including risks relating to the bankruptcy or insolvency of such brokerage firm;

•	litigation regarding products, distribution rights, intellectual property rights, product liability, and labor and employment matters;

•	our ability to comply, when required, with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

•	our ability, when required, to receive an unqualified report on our internal control over financial reporting by our independent registered public accounting firm in connection with Section 404 of the Sarbanes-Oxley Act of 2002;

•	voting control of our common stock by Teva;

•	conflicts of interest with Teva, IVAX and with our officers, directors and employees; and

•	other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

See the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, for further discussion of certain risks and uncertainties that could materially and adversely affect our business, operating results or financial condition. Many of these factors are beyond our control.

MAJORITY STOCKHOLDER

On July 25, 2005, IVAX, our approximately 72.3% stockholder, entered into a definitive agreement and plan of merger with Teva providing for IVAX to be merged into a wholly-owned subsidiary of Teva. On January 26, 2006, the merger was consummated and IVAX became a wholly-owned subsidiary of Teva for an aggregate purchase price of approximately $3.8 billion in cash and 123 million Teva ADRs. The transaction was reported to be valued, for accounting purposes, at $7.9 billion, based on the value of the Teva ADRs during the five trading day period commencing two trading days before the date of the definitive agreement and plan of merger. As a result of the merger, Teva now, indirectly through its IVAX subsidiary, owns approximately 72.3% of the outstanding shares of our common stock.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

OVERVIEW

Net loss for the six months ended June 30, 2006 was $915,000 compared to net income of $993,000 for the same period of 2005. This net loss in 2006 includes the $201,000 cumulative effect of a change in accounting principle as a result of our adoption of SFAS 123(R) as of January 1, 2006. Operating loss was $907,000 in the six months ended June 30, 2006 compared to operating income of $2,000,000 in the same period of 2005. Net income and income from operations significantly declined in 2006 compared to 2005 due to an increase in operating expenses of $2,092,000, caused primarily by the 2005 bad debt recovery of $1,690,000 recorded when we reduced our allowance for doubtful accounts to recognize the impact of the May 2005 collection of previously outstanding Italian accounts receivables from hospitals located within a particular region in Italy. Also contributing to the increase in operating expenses was an increase in both general and administrative and research and development expenses, partially offset by a reduction in selling expenses. Revenues decreased $546,000 to $10,081,000 in the six months ended June 30, 2006 compared to the same period of the prior year primarily due to the combination of a decrease in domestic revenue from infectious disease products in the first quarter of 2006, partially offset by an increase in sales under a supply agreement with another company selling diagnostic reagent products, and a decrease in Italian revenue due primarily to the effect of foreign currency fluctuations as well as, to a lesser extent, a decrease in sales volume of instrument sales. Gross profit decreased $815,000 to $5,704,000 in the six months ended June 30, 2006 compared to the same period of the prior year due to the decrease in revenue as well as a decline in gross margin percentage of 4.7 percentage points. The principle factors in this gross margin percentage decline were a reduction in gross profit percentage of Italian reagent sales due to an increase in product cost, including the effect of exchange rate fluctuations, as well as a reduction in sales prices, and domestic factors of an increase in labor costs incurred in an effort to improve our domestic production and quality operations, an increase in the provision for inventory obsolescence and lower gross profit percentages on sales made under the supply agreement mentioned above. Our tax provision was $37,000 for the six months ended June 30, 2006 compared to $1,070,000 in the same period last year. This decrease in the tax provision was primarily due to the recognition of deferred taxes in 2005 related to the impact of the collection of the Italian accounts receivable and the creation of a valuation allowance to fully reserve the remaining foreign deferred tax asset.

NET REVENUES AND GROSS PROFIT

Six months ended June 30,	2006	2005	Period over Period Increase (Decrease)
Net Revenues Excluding Intercompany Sales
Domestic	$6,629,000	$6,880,000	$(251,000)
Italian	3,453,000	3,747,000	(294,000)

Total	10,082,000	10,627,000	(545,000)

Cost of Sales	4,378,000	4,108,000	270,000

Gross Profit	$5,704,000	$6,519,000	$(815,000)
% of Total Net Revenues	56.6%	61.3%

Net revenues for the six months ended June 30, 2006 decreased $545,000, or 5.1%, from the six months ended June 30, 2005. This decrease was comprised of decreases in net revenues of $251,000 from domestic operations and $294,000 from Italian operations. Domestic net revenues decreased 3.6% from the same period of 2005. This decrease was primarily due to lower net revenues caused by volume decreases in first quarter 2006 infectious disease net revenues caused principally by discontinued products, one–time sales that occurred in the first quarter of 2005 and the effect of backorders, as well as revenue lost due to the delay in the full commercial release of the PARSEC™ System. A decrease in first quarter 2006 antigen sales, caused by particularly strong sales to international customers in the first quarter of 2005, also contributed to the decrease. Volume increases in sales made under a supply agreement to another company selling diagnostic reagent products partially offset these decreases. The decline in net revenues from Italian operation of 7.9% was partially attributable to a decrease in revenue of $167,000 due to fluctuation of the United States dollar relative to the Euro, as further discussed in “Currency Fluctuations” below. As measured in Euros, Italian net revenues in the first six months of 2006 decreased compared to Italian net revenues for the first six months of 2005 principally due to both lower sales prices and volume of instrument sales. Gross profit for the six months ended June 30, 2006 decreased $815,000, or 12.5%, from the six months ended June 30, 2005. The decrease in gross profit was partially attributable to the decrease in net revenues. The principal factors in the decline in gross profit as a percentage of net revenues to 56.6% in the six months ended June 30, 2006 from 61.3% in the six months ended June 30, 2005 was a reduction in gross profit percentage of Italian reagent sales due to an increase in product cost, including the effect of exchange rate fluctuations, as well as a reduction in sales prices, and domestic factors of an increase in labor costs incurred in an effort to improve our domestic production and quality operations, an increase in the provision for inventory obsolescence and lower gross profit percentages on sales made under the supply agreement mentioned above.

OPERATING EXPENSES

Six months ended June 30,	2006	% of Revenue	2005	% of Revenue	Period over Period Increase (Decrease)
Selling Expenses
Domestic	$1,785,000	17.7%	$1,801,000	16.9%	$(16 ,000)
Italian	1,117,000	11.1%	1,234.000	11.6%	(117,000)

Total	2,902,000	28.8%	3,035,000	28.6%	(133 ,000)

General and Administrative	2,744,000	27.2%	620,000	21.7%	2,124,000

Research and Development	965,000	9.6%	864,000	8.1%	101,000

Total Operating Expenses	$6,611,000	65.6%	$4,519,000	42.5%	$2,092,000

The most significant variation in operating expenses occurred as a result of bad debt expenses in the six months ended June 30, 2006 compared to bad debt recoveries in the same period of the prior year, principally as a result of the first quarter 2005 bad debt recovery of Italian accounts receivable as a result of the receipt of previously outstanding accounts receivable balances from hospitals located within a particular region of Italy. A significant portion of this approximately 2,000,000 Euro payment received related to accounts receivable against which we had previously established allowances. As a result, we recognized a $1,690,000 bad debt recovery in the first quarter of 2005 as we reduced our allowance for doubtful accounts to recognize the impact of this collection of these receivables. Exclusive of the effect of the increase in bad debt expenses, general and administrative expenses increased primarily due to increased legal and accounting fees necessary for public company regulatory compliance and acquisition investigation related costs. Although, in the ordinary course of our business, we evaluate potential business acquisition opportunities, we may not be successful in finding or consummating any acquisitions. Selling expenses decreased $133,000 in the six months ended June 30, 2006 compared to the same period of 2005, principally due to lower Italian payroll related costs due to a reduction in the number of agents employed by our Italian operations compared to the prior year as well as one-time payroll related costs recorded in 2005. Research and development expenses increased $101,000 due to an increase in Italian research and development expenses to $611,000 in the six months ended June 30, 2006 from $412,000 in the six months ended June 30, 2005. This increase in Italian research and development expenses was principally due to increased payroll costs incurred as the result of the PARSEC™ System development and the transfer to us of the technology expected to enable us to manufacture certain hepatitis products, as well as other expenditures associated with the transfer of the hepatitis technology. Domestic research and development expenses decreased $98,000 to $354,000 in the six months ended June 30, 2006 from $452,000 in the six months ended June 30, 2005 principally due to a decrease in consulting expenses related to the development of the PARSEC™ System. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

INCOME (LOSS) FROM OPERATIONS

Loss from operations was $907,000 during the six months ended June 30, 2006 compared to income from operations of $2,000,000 during the six months ended June 30, 2005. Excluding the effect of intercompany elimination adjustments, loss from operations in the six months ended June 30, 2006 was composed of losses from operations of $257,000 from domestic operations and $684,000 from Italian operations. Excluding the effect of intercompany elimination adjustments, income from operations in the six months ended June 30, 2005 was composed of income from operations of $351,000 from domestic operations and $1,634,000 from Italian operations.

OTHER INCOME (EXPENSE)

Interest income increased to $231,000 in the six months ended June 30, 2006 from $162,000 in the same period of 2005 due to higher interest rates. Other expense, net totaled $1,000 during the six months ended June 30, 2006, compared to other expense, net of $99,000 in the six months ended June 30, 2005. Amounts included in other income (expense), net in the periods ended June 30, 2006 and 2005 were primarily net foreign currency losses on transactions, particularly by our Italian subsidiary, which were denominated in currencies other than its functional currency.

INCOME TAX PROVISION

During the six months ended June 30, 2006 we recorded an income tax provision of $37,000 compared to a tax provision of $1,070,000 during the six months ended June 30, 2005. The tax provision for the first six months of 2006 relates to Italian local income taxes based upon applicable statutory rates effective in Italy, while the tax provision in the six months ended June 30, 2005 is primarily composed of deferred taxes related to the allowance for doubtful accounts that was reduced in the first quarter of 2005 as a result of the collection of certain previously reserved Italian accounts receivable and the creation of a valuation allowance to fully reserve the remaining foreign deferred tax asset. No domestic tax provision was recorded in 2006 due to the establishment of a full valuation allowance against the benefit of domestic losses or in 2005 due to the expected utilization of prior period operating losses to offset domestic taxable income.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

We recorded a cumulative effect of a change in accounting principle of $201,000 in the six months ended June 30, 2006 as a result of the change in classification of certain options granted in March 2001 from an equity award grant to a liability award in accordance with SFAS 123(R). The basic and diluted per common share effect of this change in accounting principle was $(0.01) in the six months ended June 30, 2006. A cumulative effect of a change in accounting principle was not recorded during the six months ended June 30, 2005.

NET INCOME (LOSS)

We generated a net loss in the six months ended June 30, 2006 of $915,000 compared to net income of $993,000 in the same period of 2005. Our basic and diluted net loss per common share was $0.03 in the six months ended June 30, 2006 compared to basic and diluted net income per common share of $0.04 in the six months ended June 30, 2005. Net income (loss) in the six months ended June 30, 2006 and 2005 resulted primarily from the various factors discussed above.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

OVERVIEW

Net loss for the three months ended June 30, 2006 was $118,000 compared to net income of $155,000 for the same period of 2005. Operating loss was $217,000 in the three months ended June 30, 2006 compared to operating income of $124,000 in the same period of 2005. Revenues increased $119,000 to $5,363,000 in the three months ended June 30, 2006 compared to the same period of the prior year primarily due to the combination of an increase in domestic revenue due to an increase in sales made under a supply agreement with another company selling diagnostic reagent products, and a decrease in Italian revenue primarily attributable to both a decrease in infectious disease and instrumentation revenue. Gross profit decreased $303,000 to $2,970,000 in the three months ended June 30, 2006 compared to the same period of the prior year due to a decline in gross margin percentage of 7.0 percentage points. The principal factors in this gross margin percentage decline were a reduction in gross profit percentage of Italian reagent sales due to an increase in product cost, including the effect of exchange rate fluctuations, as well as a reduction in sales prices, an increase in labor costs incurred in an effort to improve our domestic production and quality operations, and lower gross profit percentages on the sales made under the supply agreement mentioned above. Operating expenses in the three months ended June 30, 2006 increased $38,000 from the same period of the prior year principally due to an increase of $147,000 in general and administrative expenses primarily as a result of a current year bad debt expense compared to a bad debt recovery in the prior year, offset by a selling expense reduction of $112,000 due principally to lower Italian payroll costs. Research and development costs remained relatively unchanged. Our tax provision was $22,000 for the six months ended June 30, 2006 compared to $27,000 in the same period last year.

NET REVENUES AND GROSS PROFIT

Three months ended June 30,	2006	2005	Period over Period Increase (Decrease)
Net Revenues Excluding Intercompany Sales
Domestic	$3,529,000	$3,306,000	$223,000
Italian	1,834,000	1,938,000	(104,000)

Total	5,363,000	5,244,000	119,000

Cost of Sales	2,393,000	1,971,000	(422,000)

Gross Profit	$2,970,000	3,273,000	$(303,000)
% of Total Net Revenues	55.4%	62.4%

Net revenues for the three months ended June 30, 2006 increased $119,000, or 2.3%, from the three months ended June 30, 2005. This increase was comprised of an increase in net revenues of $223,000 from domestic operations and a decrease of $104,000 in net revenues from Italian operations. Domestic net revenues in the three months ended June 30, 2006 increased by 6.7% from the same period of 2005, primarily due to an increase in sales made under a supply agreement to another company selling diagnostic reagent products. The decline in net revenues from Italian operations of 5.4% for the three months ended June 30, 2006 compared to the same period in 2005 was primarily attributable to both a decrease in infectious disease revenues principally due to lower sales prices and lower instrumentation sales as a result of a decline in sales volume. Gross profit in the three months ended June 30, 2006 decreased $303,000, or 9.3%, from the comparable period of 2005. The principal factors in the decline in gross profit and gross profit as a percentage of net revenues, which declined to 55.4% in the three months ended June 30, 2006 from 62.4% in the three months ended June 30, 2005, was a reduction in gross profit percentage of Italian reagent sales due to an increase in product cost, including the effect of exchange rate fluctuations, as well as a reduction in sales prices, an increase in labor costs incurred in an effort to improve our domestic production and quality operations, and lower gross profit percentages on the sales made under the supply agreement mentioned above.

OPERATING EXPENSES

Three months ended June 30,	2006	% of Revenue	2005	% of Revenue	Period over Period Increase (Decrease)
Selling Expenses
Domestic	$890,000	16.6%	$902,000	17.2%	$(12,000)
Italian	520,000	9.7%	620.000	11.8%	(100,000)

Total	1,410,000	26.3%	1,522,000	29.0%	(112,000)

General and Administrative	1,305,000	24.3%	1,158,000	22.1%	147,000

Research and Development	472,000	8.8%	469,000	8.9%	3,000

Total Operating Expenses	$3,187,000	59.4%	$3,149,000	60.0%	$38,000

Selling expenses for the three months ended June 30, 2006 decreased $112,000 compared to the same period of 2005 principally due to lower Italian payroll related costs due to a reduction in the number of agents employed by our Italian operations compared to the prior year and one-time payroll related costs recorded in 2005. General and administrative expenses increased $147,000 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 primarily due to an increase in bad debt expenses which was the result of a current year expense compared to a bad debt recovery in the three months ended June 30, 2005. Partially offsetting this increase was the noncash reduction of compensation expense as a result of adopting SFAS 123(R) as described in Note 2, Stock Based Compensation. Research and development expenses were relatively unchanged in the three months ended June 30, 2006 compared to the three months ended June 30, 2005, as an increase in Italian research and development costs of $80,000, due primarily to costs incurred as a result of the transfer to us of the technology expected to enable us to manufacture certain hepatitis products, was offset by a decrease in domestic research and development expenses of $77,000 that was principally due to a decrease in consulting expenses related to the development of the PARSEC™ System. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

INCOME (LOSS) FROM OPERATIONS

Loss from operations was $217,000 during the three months ended June 30, 2006 compared to income from operations of $124,000 during the three months ended June 30, 2005. Loss from operations in the three months ended June 30, 2006 was composed of a loss from operations of $290,000 from Italian operations and income from operations of $46,000 from domestic operations. Income from operations in the three months ended June 30, 2005 was composed of income from operations of $67,000 from domestic operations and $36,000 from Italian operations.

OTHER INCOME (EXPENSE)

Interest income increased to $111,000 for the three months ended June 30, 2006 from $93,000 for the three months ended June 30, 2005 primarily due to higher interest rates. Other income, net totaled $10,000 during the three months ended June 30, 2006, compared to other expense, net of $35,000 during the three months ended June 30, 2005. Amounts included in other income (expense), net in the periods ended June 30, 2006 and 2005 were primarily net foreign currency losses on transactions, particularly by our Italian subsidiary, which were denominated in currencies other than its functional currency.

INCOME TAX PROVISION

During the three months ended June 30, 2006 we recorded an income tax provision of $22,000 compared to a tax provision of $27,000 during the three months ended June 30, 2005. The tax provision for each period relates to Italian local income taxes recorded based upon applicable statutory rates effective in Italy. No Italian federal tax provision was recorded in the three months ended June 30, 2006 or 2005 due to the establishment of a full valuation allowance against the benefit of the Italian losses. No domestic tax provision was recorded for the three months ended June 30, 2006 or 2005 due to the expected utilization of prior period net operating losses to offset domestic taxable income in those periods.

NET INCOME (LOSS)

We generated a net loss in the three months ended June 30, 2006 of $118,000 compared to net income of $155,000 in the same period of 2005. Our basic and diluted net loss per common share was $0.01 for the three months ended June 30, 2006 compared to basic and diluted net income per common share of $0.01 in the three months ended June 30, 2005. Net income (loss) in the three months ended June 30, 2006 and 2005 resulted primarily from the various factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, our working capital was $19,265,000 compared to $20,036,000 at December 31, 2005. Cash and cash equivalents totaled $1,042,000 at June 30, 2006, as compared to $11,480,000 at December 31, 2005. Short-term marketable securities totaled $8,750,000 at June 30, 2006 and $122,000 at December 31, 2005. Our short-term marketable securities are primarily investments in auction rate debt securities with final maturities longer than one year, but with interest rates typically resetting every 28 or 35 days through an auction mechanism. These short-term marketable securities consist primarily of taxable municipal bonds and government agency securities. Substantially all cash and cash equivalents and short-term marketable securities are presently held at one national securities brokerage firm. Accordingly, we are subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver our securities or if the brokerage firm should become bankrupt or otherwise insolvent. We only invest in select money market instruments, municipal securities and corporate issuers.

Net cash flows of $1,070,000 were used by operating activities during the six months ended June 30, 2006, compared to $1,953,000 that was provided by operating activities during the six months ended June 30, 2005. Cash used by operating activities during the first six months of 2006 was primarily the result of cash used for operating results, adjusted for non-cash items, of $179,000, as well as a net working capital increase, excluding the change in cash balance, of $820,000. This increase in net working capital was principally due to the increase in Italian accounts receivable, partially offset by an increase in accounts payable and accrued expenses. Cash provided by operating activities during the first six months of 2005 was primarily the result of cash generated from operating results, adjusted for non-cash items, of $666,000, as well as a net working capital increase, excluding the change in cash balance, of $1,230,000. This increase in net working capital was principally due to the May 2005 collection of Italian accounts receivable, partially offset by the resulting required value-added tax payment.

Net cash flows of $9,347,000 were used by investing activities during the six months ended June 30, 2006 as compared to $6,311,000 used by investing activities during the same period of the prior year. The increase in cash used for investing activities was primarily the result of an increase in our investment in marketable securities. The increase in cash used for investing activities was also the result of capital expenditures that occurred in Italy as a result of the move to a new facility and the purchase of equipment which we expect to be necessary for our anticipated production of certain hepatitis products resulting from the license agreement we entered into in September 2004 with an Italian diagnostics company to obtain a perpetual, worldwide, royalty-free license of product technology presently used by the Italian diagnostics company to manufacture hepatitis products currently sold by them. Under this license agreement, we agreed to pay four milestone payments totaling 1,000,000 Euro upon the Italian diagnostics company’s achievement of certain enumerated performance objectives. The payment of the approximately 200,000 Euro in March 2005 was the first of these milestone payments. As a result of the satisfaction of the first milestone, we determined that payment of the three remaining milestone payments was probable and, consequently, an accrued license payable of $1,017,000 is recorded in the accompanying consolidated balance sheet as of June 30, 2006. The three remaining milestone payments relate to two remaining performance objectives that the Italian diagnostics company is working to achieve on or prior to October 31, 2006 and one remaining performance objective that the Italian diagnostics company is working to achieve on or prior to March 31, 2007. Among other events and actions included in these future milestones are requirements that training be provided to us. This training has been, and will continue to be, expensed as incurred and a corresponding amount will be recognized as a reduction to the product license recorded in the accompanying consolidated balance sheet. While we determined that our payment of the three remaining milestone payments was probable and believe that capitalization as a recoverable asset is appropriate, there remains a risk that we will not be able to obtain product technology that would enable us to manufacture our own hepatitis products or, if we obtain such product technology, that we will not be able to manufacture our own hepatitis products.

Net cash of $34,000 was provided by financing activities during the six months ended June 30, 2006 while $249,000 was used during the same period of 2005. Cash of $34,000 was provided in the first six months of 2006 from the exercise of 26,333 options granted under our stock option plans. Cash of $421,000 was provided in the first six months of 2005 from the exercise of 132,750 options granted under our stock option plans. Additionally, we used $173,000 in June 2005 to purchase and redeem from an unaffiliated stockholder 50,000 shares of our common stock as part of the common stock repurchase program approved by our Board of Directors in May 2002. These shares were retired and resumed the status of authorized and unissued shares.

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

We maintain allowances for doubtful accounts, particularly in Italy where payment cycles are longer than in the United States, for estimated losses resulting from the inability of our customers to make required or timely payments. On May 12, 2005, we received a payment of approximately 2,000,000 Euro from a governmental region in Italy in satisfaction of previously outstanding accounts receivable balances from hospitals located in the region. A significant portion of this payment related to accounts receivable against which we had previously established allowances. In order to recognize the impact of this collection of receivables, we reduced our allowance for doubtful accounts. Additional payments by governmental regions in Italy are possible, and, as a result, we may consider the potential receipt of those payments in determining our allowance for doubtful accounts. If contemplated payments are not received, or if we require additional allowances, our operating results could be materially adversely affected during the period in which the determination to increase the allowance for doubtful accounts is or was made.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, allowance for doubtful accounts, inventories, intangible assets, income, stock-based compensation and other tax accruals, warranty obligations, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our assumptions and estimates may, however, prove to have been incorrect and our actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and the judgments and estimates we make concerning their application have significant impact on our consolidated financial statements.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain allowances for doubtful accounts, particularly in Italy for the operations of our Italian subsidiary, for estimated losses resulting from the inability of our customers to make required payments. In many instances our receivables in Italy, while currently due and payable, take in excess of a year to collect. Additionally, the receipt of payments similar to those we received on May 12, 2005 (See Note 3, Bad Debt Recovery) from governmental regions in Italy are possible, and we may consider the potential receipt of those payments in determining our allowance for doubtful accounts. If contemplated payments are not received when expected, or if the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, our operating results could be materially adversely affected during the period in which the determination to increase the allowance for doubtful accounts is or was made. Our allowances for doubtful accounts were $1,152,000 and $974,000 at June 30, 2006 and December 31, 2005, respectively. A provision for losses on accounts receivable of $129,000 was recorded in the six months ended June 30, 2006, while a recovery of doubtful accounts receivable of $1,787,000, primarily due to the recovery of $1,690,000 discussed in Note 3, Bad Debt Recovery, in the accompanying notes to the consolidated financial statements, was recorded in the first six months of 2005.

INVENTORY

We regularly review inventory quantities on hand, including components for current and future versions of instrumentation, and, if necessary, record a provision for excess and obsolete inventory based primarily on our estimates of product demand and production requirements. These estimates of future instrumentation and diagnostic kit product demand may prove to be inaccurate, in which case any resulting adjustments to the value of inventory would be recognized in our cost of goods sold at the time of such determination and could adversely affect our operating results. Inventory reserves were $429,000 and $332,000 as of June 30, 2006 and December 31, 2005, respectively. A total of $96,000 was charged to cost and expenses during the first six months of 2006, while ($7,000) was charged in the first six months of 2005. Included within our inventory balance at June 30, 2006 was approximately $1,117,000 in PARSEC™ instrumentation and instrument components in anticipation of our pending full commercial product launch.

GOODWILL AND OTHER INTANGIBLES

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, we analyze our goodwill at year-end for impairment issues and when triggering events of a possible impairment occur. In assessing the recoverability of our goodwill and other intangibles, we made assumptions regarding estimated future cash flows, including current and projected levels of income, business trends, prospects and market conditions, to determine the fair value of the respected assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Any resulting impairment loss would be recorded as a charge against our earnings and could have a material adverse impact on our financial condition and results of operations.

STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimate in accordance with the provisions of SFAS 123(R). We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of either immediately, all at once after seven years or in equal annual amounts over a four year period.

Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation in accordance with APB 25.

INCOME TAXES

We accounted for income taxes on our consolidated financial statements on a stand-alone basis as if we had filed our own income tax returns. However, the pre-merger IVAX Diagnostics reported its income taxes until the merger with b2bstores.com as part of a consolidated group. Therefore, all domestic net operating losses generated prior to the merger were utilized by IVAX. Since the merger, we have experienced net domestic losses from operations. Accounting principles generally accepted in the United States require that we record a valuation allowance against the deferred tax asset associated with these losses if it is “more likely than not” that we will not be able to utilize the net operating loss to offset future taxes. Due to the cumulative net losses from the operations of our domestic operations since the merger, we have provided a full valuation allowance against domestic deferred tax assets. Additionally, we have no net foreign deferred tax asset, as a full valuation allowance was established in March 2005 as a result of recent losses by our Italian operation. Over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of our net operating loss carryforwards. Upon reaching such a conclusion, and upon such time as we reversed the entire valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect this Interpretation will have on our financial position, liquidity and statement of operations.

CURRENCY FLUCTUATIONS

For the six months ended June 30, 2006 and 2005, approximately 34.1% and 35.3%, respectively, of our net revenues were generated in Euros rather than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the Euro, then our earnings generated in Euros will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the strength of the United States dollar against the Euro resulted in a decrease of approximately $167,000 in net revenues for the six months ended June 30, 2006 and an increase of $2,000 in net revenues for the three months ended June 30, 2006 compared to the same periods of the prior year. During the six months ended June 30, 2006 and 2005, none of our subsidiaries were domiciled in highly inflationary environments. The effects of inflation on consolidated net revenues and operating income were not significant.

For the six months ended June 30, 2006, our subsidiary in Italy represented 34.1% of our net revenues. Conducting an international business inherently involves a number of difficulties, risks, and uncertainties, such as export and trade restrictions, inconsistent and changing regulatory requirements, tariffs and other trade barriers, cultural issues, longer payment cycles, problems in collecting accounts receivable, political instability, local economic downturns, seasonal reductions in business activity in Europe during the traditional summer vacation months, and potentially adverse tax consequences.

INCOME TAXES

We recognized tax provisions of $22,000 and $27,000 for the three months ended June 30, 2006 and 2005, respectively, and $37,000 and $1,070,000 for the six months ended June 30, 2006 and 2005, respectively, which related to foreign operations. Through March 14, 2001, the pre-merger IVAX Diagnostics reported its domestic income taxes as part of a consolidated group with IVAX. All domestic taxable losses generated prior to that date were utilized by IVAX. Effective March 14, 2001, as a result of the merger between b2bstores.com and the pre-merger IVAX Diagnostics, we were no longer included in the consolidated income tax returns of IVAX.

Our income tax provision for the six months ended June 30, 2006 was different from the amount computed on the income (loss) before income taxes at the statutory rate of 35% primarily due to the increase of the valuation allowance to offset the benefit of both domestic and foreign losses. Our income tax provision for the six months ended June 30, 2005 was different from the amount computed on the income (loss) before income taxes at the statutory rate of 35% primarily due to deferred taxes related to the allowance for doubtful accounts that was reduced during the first quarter of 2005 as a result of the collection of certain previously reserved Italian accounts receivable and the creation of a valuation allowance to fully reserve the remaining foreign deferred tax asset. The current income tax provisions for the three and six months ended June 30, 2006 and 2005 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

As of June 30, 2006, we had no net domestic deferred tax asset, as domestic net operating losses generated prior to the merger were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets generated subsequent to March 14, 2001. Additionally, as of June 30, 2006, we had no net foreign deferred tax asset, as a full valuation allowance was provided during the three months ended March 31, 2005 as a result of recent losses by our Italian operation. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period. Upon such time as we reverse the entire valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that would have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Requirements of Section 404

Under the rules and regulations of the Securities and Exchange Commission, the Company is currently not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) until the Company files its Annual Report on Form 10-K for its fiscal year ending December 31, 2007, so long as the Company continues to meet the definition of a non-accelerated filer. In the Company’s Annual Report on Form 10-K for the year ending December 31, 2007, the Company’s management will be required to provide an assessment as to the effectiveness of the Company’s internal control over financial reporting and its independent registered public accounting firm will be required to attest as to the Company’s management’s assessment. The assessment and attestation processes required by Section 404 are relatively new to us. Accordingly, the Company may encounter problems or delays in completing its obligations and receiving an unqualified report on its internal control over financial reporting by its independent registered public accounting firm.

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

Item 4 – Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on August 9, 2006. The stockholders voted to re-elect all five nominees for directors of the Company’s Board of Directors. The persons elected to the Company’s Board of Directors and the number of votes cast for and withheld for each nominee for director were as follows:

Director	Term of Office	For	Withheld
Itzhak Krinsky, Ph.D.	2007	26,477,355	324,867
Mark Durand	2008	26,476,655	325,567
Richard Egosi	2008	26,476,655	325,567
Giorgio D’Urso	2009	26,477,850	324,372
Jose J. Valdes-Fauli	2009	26,431,192	371,030

Item 5 – Other Information

At the August 9, 2006 meeting of the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”), the Compensation Committee approved annual base salary increases for Duane M. Steele, the Corporation’s Vice President – Business Development, and Mark S. Deutsch, the Corporation’s Chief Financial Officer and Vice President – Finance. Mr. Steele’s annual base salary was increased to $183,750 and Mr. Deutsch’s annual base salary was increased to $128,625. These annual base salary adjustments are retroactive to July 1, 2006.

Item 6 – Exhibits

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

IVAX Diagnostics, Inc.

Date: August 11, 2006	By:	/s/ Mark S. Deutsch
Mark S. Deutsch,
Vice President-Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.