Form 10-Q
period 2006-09-30
IVAX DIAGNOSTICS INC
filed 2006-11-20
CIK 1095858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

27,649,887 shares of Common Stock, $ .01 par value, outstanding as of November 13, 2006.

IVAX DIAGNOSTICS, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,747,254	$11,479,568
Marketable securities	8,150,000	122,045
Accounts receivable, net of allowances for doubtful accounts of $1,187,916 in 2006 and $973,855 in 2005	6,691,041	6,695,353
Inventories, net	5,590,330	5,608,584
Other current assets	1,257,534	1,164,890

Total current assets	23,436,159	25,070,440

Property, plant and equipment, net	2,170,007	2,213,581
Equipment on lease	444,380	585,295
Product license	1,255,936	1,255,936
Goodwill, net	6,722,725	6,722,725
Other assets	192,783	55,553

Total assets	$34,221,990	$35,903,530

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$870,931	$1,190,204
Accrued license payable	1,014,440	947,920
Accrued expenses and other current liabilities	2,807,352	2,895,836

Total current liabilities	4,692,723	5,033,960

Stock option compensation liability	36,000	—
Other long-term liabilities	823,902	680,006

Total liabilities	5,552,625	5,713,966

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding 27,649,887 in 2006 and 27,623,554 in 2005	276,498	276,235
Additional paid-in capital	40,763,987	40,548,950
Accumulated deficit	(11,641,162)	(9,458,371)
Accumulated other comprehensive loss	(729,958)	(1,177,250)

Total shareholders’ equity	28,669,365	30,189,564

Total liabilities and shareholders’ equity	$34,221,990	$35,903,530

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Period Ended September 30,	Three months		Nine months
	2006	2005	2006	2005
Net revenues	$4,851,743	$4,668,555	$14,933,117	$15,295,605
Cost of sales	2,165,207	2,149,367	6,542,844	6,256,976

Gross profit	2,686,536	2,519,188	8,390,273	9,038,629

Operating expenses:
Selling	1,452,796	1,520,774	4,354,607	4,556,107
General and administrative	1,503,488	1,787,793	4,247,449	2,408,050
Research and development	1,022,626	395,355	1,987,364	1,259,157

Total operating expenses	3,978,910	3,703,922	10,589,420	8,223,314

Income (loss) from operations	(1,292,374)	(1,184,734)	(2,199,147)	815,315

Other income:
Interest income	120,703	86,854	351,218	249,142
Other expense, net	(80,119)	(6,772)	(80,884)	(106,141)

Total other income, net	40,584	80,082	270,334	143,001

Income (loss) before income taxes	(1,251,790)	(1,104,652)	(1,928,813)	958,316

Provision (benefit) for income taxes	15,751	(4,853)	52,978	1,064,674

Loss before cumulative effect of change in accounting principle	(1,267,541)	(1,099,799)	(1,981,791)	(106,358)

Cumulative effect of change in accounting principle	—	—	(201,000)	—

Net loss	$(1,267,541)	$(1,099,799)	$(2,182,791)	$(106,358)

Net loss per share, before cumulative effect of change in accounting principle
Basic and diluted	$(0.05)	$(0.04)	$(0.07)	$(0.00)

Cumulative effect of change in accounting principle, per share

Basic and diluted	$—	$—	$(0.01)	$—

Net loss per share
Basic and diluted	$(0.05)	$(0.04)	$(0.08)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:

Basic	27,649,887	27,487,983	27,635,575	27,188,687

Diluted	27,649,887	27,487,983	27,635,575	27,188,687

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
BALANCE, December 31, 2005	27,623,554	$276,235	$40,548,950	$(9,458,371)	$(1,177,250)	$30,189,564
Comprehensive loss:
Net loss	—	—	—	(2,182,791)	—	(2,182,791)
Translation adjustment	—	—	—	—	447,292	447,292

Comprehensive loss						(1,735,499)

Exercise of stock options	26,333	263	34,210	—	—	34,473

Stock-based compensation	—	—	180,827	—	—	180,827

BALANCE, September 30, 2006	27,649,887	$276,498	$40,763,987	$(11,641,162)	$(729,958)	$28,669,365

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine months ended September 30,	2006	2005
Cash flows from operating activities:
Net loss	$(2,182,791)	$(106,358)
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	621,862	636,763
Write-off of certain PARSEC instrumentation assets, including prior period depreciation	509,000	—
Cumulative effect of change in accounting principle	201,000	—
Provision for (recovery of) doubtful accounts receivable	149,757	(1,797,940)
Provision for inventory obsolescence	52,650	59,382
Compensation expense relating to stock option cancellation	—	536,672
Non-cash compensation	15,826	—
Loss on disposal of assets	14,310	—
Deferred income taxes	—	1,007,261
Changes in operating assets and liabilities:
Accounts receivable	177,388	2,296,830
Inventories	63,169	(277,005)
Other current assets	(26,938)	(101,718)
Other assets	(131,010)	29,423
Accounts payable and accrued expenses	(498,320)	(407,432)
Other long-term liabilities	94,575	35,772

Net cash flows (used in) provided by operating activities	(939,522)	1,911,650

Cash flows from investing activities:
Capital expenditures	(675,124)	(150,838)
Purchases of marketable securities	(8,750,000)	(10,050,542)
Sales of marketable securities	730,918	6,525,542
Acquisition of product license	—	(277,717)
Acquisitions of equipment on lease	(118,496)	(340,950)

Net cash flows (used in) investing activities	(8,812,702)	(4,294,505)

Cash flows from financing activities:
Exercises of stock options	34,473	785,654
Cancellation of stock options	—	(1,607,880)
Repurchase of common stock	—	(172,500)

Net cash flows provided by (used in) financing activities	34,473	(994,726)

Effect of exchange rate changes on cash and cash equivalents	(14,563)	(51,662)

Net decrease in cash and cash equivalents	(9,732,314)	(3,429,243)
Cash and cash equivalents at the beginning of the period	11,479,568	7,492,885

Cash and cash equivalents at the end of the period	$1,747,254	$4,063,642

Supplemental disclosures:
Interest paid	$—	$—

Income tax payments	$135,117	$—

Noncash investing activities:
Acquisition of product license	$—	$1,030,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) GENERAL:

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. Certain prior period amounts have been reclassified to conform to the current period’s presentation. However, in the opinion of management, all adjustments necessary to state fairly the results of operations, financial position and cash flows have been made. The results of operations, financial position, and cash flows for the nine months ended September 30, 2006 are not necessarily indicative of the results of operations, financial position, and cash flows which may be reported for the remainder of 2006. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the IVAX Diagnostics, Inc. (“IVAX Diagnostics,” “the Company,” “we,” “us,” “our”) Annual Report on Form 10-K for the year ended December 31, 2005.

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

(2) STOCK-BASED COMPENSATION:

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimate in accordance with the provisions of SFAS 123(R). The Company estimates forfeitures for employee stock options and recognizes the compensation costs for only those options expected to vest. Forfeiture rates are determined for two groups, for directors and senior management and for all other employees, based upon historical experience. Estimated forfeitures are now adjusted to actual forfeiture experience as needed.

Additionally, the adoption of SFAS 123(R) on January 1, 2006 resulted in a cumulative effect adjustment of $201,000, which reflects the change in classification of certain options granted in March 2001 from an equity award grant to a liability award in accordance with SFAS 123(R). The award has an acceleration provision, pursuant to which the holder of the award can accelerate the vesting by purchasing stock of the Company. Under SFAS 123(R), this award requires reclassification as a liability. As of September 30, 2006, the resulting liability has been reduced to $36,000, and the fair value adjustment of $165,000 has been reported as a reduction of general and administrative expenses.

At September 30, 2006, the Company had two stock-based employee compensation plans as described below. As a result of adopting SFAS 123(R) on January 1, 2006, the Company recorded total compensation expense, including the effect of the reduction in the Company’s stock option compensation liability for each of the respective periods, of $105,348 and $15,826 for the three and nine months ended September 30, 2006, respectively. As a result of adopting SFAS 123(R), the impact to the accompanying consolidated statement of operations for the three months ended September 30, 2006 was $105,348 lower for income before taxes and net income, and, for the nine months ended September 30, 2006, $15,826 lower for income before taxes and $216,826 lower for net income, considering the cumulative effect adjustment disclosure above, than if the Company had continued to account for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The impact on both basic and diluted earnings per share for the three and nine months ended September 30, 2006 was $(0.00) and $(0.01), respectively. Prior to January 1, 2006 the Company accounted for these plans under the recognition and measurement of APB 25 and the Company provided pro-forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair value method defined by the original provisions of SFAS 123 had been applied to its stock-based compensation.

The pro forma table below reflects net earnings and basic and diluted earnings per share for the three and nine months ended September 30, 2005, had the Company applied the fair value recognition provisions of the original SFAS 123 as follows:

	Three months 2005	Nine months 2005
Net loss as reported	$(1,099,799)	$(106,358)

Add: Compensation expense from stock option cancellation	536,672	536,672

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	95,428	299,845

Pro forma net income (loss)	$(658,555)	$130,469

Pro forma basic and diluted income (loss) per share	$(0.02)	$0.00

Valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns. During the fourth quarter of 2005, it was determined that options granted in 2004 and that vested immediately were not fully expensed in the year ended December 31, 2004. Accordingly, the deduction for stock-based compensation expense for the nine months ended September 30, 2005 determined under the fair value method was decreased by $132,674, or a pro forma basic and diluted per share effect of $0.00.

The Company maintains two stock option plans. The first, the IVAX Diagnostics, Inc. 1999 Stock Option Plan (the “1999 Plan”), became effective June 29, 1999 when approved by the Board of Directors and the sole stockholder of the pre-merger IVAX Diagnostics. The 1999 Plan permits the issuance of options to employees, non-employee directors and consultants to purchase up to 2,000,200 shares of common stock. At the effective time of the merger with b2bstores.com, automatically and without any action on the part of an option holder, the surviving company assumed the 1999 Plan and each outstanding option granted under the 1999 Plan as an option to purchase shares of the surviving company’s common stock under the same terms and conditions as the outstanding option. During the nine months ended September 30, 2006, the Company received $13,140 and issued 18,000 shares of common stock with an intrinsic value of $22,860 as a result of the exercise of 18,000 options to purchase shares of common stock under the 1999 Plan. No options to purchase shares of common stock are outstanding under the 1999 Plan as of September 30, 2006. The Company does not have any current intention of issuing any additional stock options under the 1999 Plan.

In July 2005, the Company offered each holder of options to purchase shares of the Company’s common stock, which were granted under the Company’s 1999 Stock Option Plan, the opportunity to participate in a program whereby the Company would cancel 50% of such option holder’s options in exchange for a cash payment to such holder of $3.52 per share (except for the options of Giorgio D’Urso, the Company’s Chief Executive Officer and President, for which he would receive a cash payment of $3.02 per share), such option holder would then exercise all of his or her remaining options by paying to the Company the exercise price, and such option holder would agree to hold all of the shares of the Company’s common stock received upon exercise for a period of at least one year. On July 22, 2005, pursuant to the Company’s offer of this program, the Company entered into agreements with employees and a consultant of the Company and its subsidiaries, including, without limitation, the three executive officers of the Company. The participating option holders held a total of 998,795 options, all of which options were fully vested, had an exercise price of $0.73 per share and had an expiration date in the second (and, in one case, the third) quarter of 2006. Pursuant to these agreements, during the third quarter of 2005, the Company cancelled 499,398 options in exchange for a payment to the participating option holders of $1,607,880, the participating option holders exercised the remaining 499,397 options by paying to the Company the aggregate exercise price of approximately $365,000, and each participating option holder agreed to hold all of the shares of the Company’s common stock received upon exercise for a period of at least one year. The payment of $1,607,880 to the participating option holders was recognized as aggregate employment compensation expense of $536,672 and as a reduction of capital in excess of par of $1,071,208.

The Company’s second stock option plan was created on September 30, 1999 when the Board of Directors and stockholders of b2bstores.com approved the 1999 Performance Equity Plan (the "Performance Plan"). The Performance Plan authorizes the grant of up to 2,000,000 shares of common stock to key employees, officers, directors and consultants. Both incentive and non-qualified options may be issued under the Performance Plan. As of September 30, 2006, 819,549 options to purchase shares of common stock were outstanding under the Performance Plan. During the nine months ended September 30, 2006, no options were exercised under the Performance Plan, while $3,000 was received for the exercise of 1,250 options to purchase 1,250 shares of common stock under the Performance Plan during the nine months ended September 30, 2005.

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

Options granted under these option plans were granted at an option exercise price equal to the closing market value of the stock on the date of the grant and with vesting, primarily for Company employees, all at once after seven years or in equal annual amounts over a four year period, and, primarily for non-employee directors, immediately. The following charts summarize option activity under the Performance Plan for options granted by the Company after the consummation of the merger with b2bstores.com and transactions under the 1999 Plan as of September 30, 2006 and changes during the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	739,199	$4.22
Granted	100,000	$1.56
Cancellations	—	—
Terminated	(1,650)	$2.40
Exercised	(18,000)	$0.73

Outstanding at September 30, 2006	819,549	$3.97

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.35 - $2.40	180,700	6.7	$1.80	180,700	$1.80
$2.88 - $3.00	235,000	1.5	$2.98	60,000	$2.93
$4.35 – 4.91	165,000	8.7	$4.37	150,000	$4.37
$5.20 – 7.12	238,849	4.5	$6.32	216,924	$6.29

	819,549	5.0	$3.97	607,624	$4.15

The aggregate intrinsic value for in-the-money options was $8,700 at September 30, 2006. During the three months ended September 30, 2006, the Company granted 100,000 options with an exercise price of $1.56 and a fair value at the date of grant of $1.15. These options vested immediately upon grant and are exercisable over a ten year period. During the nine months ended September 30, 2005, 165,000 options to purchase shares of common stock were granted under the Performance Plan and, with respect to options granted by the Company after the consummation of the merger with b2bstores.com, 1,250 options to purchase shares of common stock were exercised under the Performance Plan.

A summary of the status of the Company’s non-vested options as of September 30, 2006 and changes during the nine month period is presented below:

Non-vested Options	Number of Shares	Weighted Average Grant-date Fair Value
Outstanding at December 31, 2005	237,187	$2.88
Granted	100,000	$1.15
Vested	(125,262)	$1.59
Terminated	—	—
Exercised	—	—

Outstanding at September 30, 2006	211,925	$2.83

As of September 30, 2006, there was $145,000 of unrecognized compensation costs, based on the fair value of unvested awards, related to non-vested share-based compensation arrangements granted under the Performance Plan. This cost is expected to be recognized over a weighted average period of 1.9 years. No windfall tax benefits were recognized in the nine months ended September 30, 2006 or 2005.

During the first quarter of 2006, cash of $21,333 was received from the exercise of 8,333 pre-merger options granted to employees of b2bstores.com under share-based payment arrangements, while cash of $418,095 was received during the nine months ended September 30, 2005 as a result of the exercise of 131,500 pre-merger options. Pre-merger options granted to employees of b2bstores.com who never became employees of IVAX Diagnostics were not included in the information presented elsewhere in Note 2, Stock-Based Compensation, or in the Company’s calculations made in connection with the adoption of SFAS 123(R). As of March 31, 2006, no pre-merger options issued to former employees of b2bstores.com remained outstanding.

(3) WRITE-OFF OF CERTAIN PARSEC ASSETS:

In the third quarter of 2006 the Company recorded a $509,000 write-off of assets relating to the PARSEC® System, the Company’s new proprietary instrument system which is currently pending full commercial release. When the Company determined, as part of its continuing assessment of PARSEC® System assets, that certain of these assets were not compatible with future instrument versions, the Company recorded $355,000 of this amount within research and development expenses, consisting of $278,000 in assets associated with PARSEC® System development and $77,000 in inventory. As part of this analysis the Company became aware of, and included in this adjustment in research and development expenses, errors in prior periods totaling $154,000, principally related to still usable fixed assets relating to the PARSEC® System that had not been properly depreciated. Had these errors been recorded in the proper prior periods, for the years ended December 31, 2003, 2004 and 2005, both income from operations and income before income taxes would have been lower by $51,000, $41,000 and $42,000, respectively. Additionally, income from operations and income before income taxes would have been lower by $10,000 for each of the first two quarters of 2006. The Company concluded that this adjustment did not have a material effect on the 2006 or previously filed financial statements.

(4) BAD DEBT RECOVERY:

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

(5) CASH EQUIVALENTS AND SHORT-TERM MARKETABLE SECURITIES:

The Company owns certain short-term investments in marketable debt securities with original maturities of three months or less that are classified as cash equivalents.

Substantially all cash and cash equivalents are presently held at one national securities brokerage firm. Accordingly, the Company is subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver the Company's securities or if the brokerage firm should become bankrupt or otherwise insolvent. It is the Company’s intent to maintain a liquid portfolio to take advantage of investment opportunities and it is the Company’s policy to invest in select money market instruments, municipal securities and corporate issuers. At September 30, 2006 and December 31, 2005, the Company owned short-term marketable securities totaling $8,150,000 and $122,045, respectively. Short-term investments in marketable debt securities are primarily auction rate securities with final maturities longer than one year, but with interest rates resetting every 28 or 35 days through an auction mechanism. These short-term marketable securities consist primarily of taxable municipal bonds and government agency securities and were deemed short-term, classified as available for sale securities and recorded at cost which approximates market value based on quoted market prices. Also included in marketable securities at December 31, 2005 is $122,045 in Italian government bonds held by the Company’s Italian subsidiary that are used to support guarantees provided by the Company.

The contractual maturity dates of the Company's investments in marketable securities invested in auction rate securities at September 30, 2006 range from 2027 to 2045. The expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with and without prepayment penalties.

(6) INVENTORIES:

Inventories consist of the following:

	September 30, 2006	December 31, 2005
Raw materials	$1,210,554	$1,472,994
Work-in-process	1,485,217	1,223,572
Finished goods	2,894,559	2,912,018

Total inventories	$5,590,330	$5,608,584

Total inventories include components for current or future versions of products and instrumentation, including approximately $1,024,000 and $1,013,000 in PARSEC® System instrumentation and instrument components at September 30, 2006 and December 31, 2005, respectively, in anticipation of our pending full commercial product launch.

(7) PRODUCT LICENSE:

In September 2004, the Company entered into a license agreement with an Italian diagnostics company to obtain a perpetual, worldwide, royalty-free license of product technology presently used by the Italian diagnostics company to manufacture hepatitis products currently sold by them. In exchange, the Company agreed to pay four milestone payments totaling 1,000,000 Euro upon the Italian diagnostics company’s achievement of certain enumerated performance objectives. In March 2005, the Company paid the first of these milestone payments, in the amount of 200,000 Euro. As a result of the satisfaction of the first milestone, the Company determined that payment of the three remaining milestone payments was probable and, consequently, an accrued license payable for the remaining 800,000 Euro was recorded during the first quarter of 2005. The outstanding balance of this accrued license payable as of September 30, 2006 and December 31, 2005 in the accompanying consolidated balance sheets was $1,014,440 and $947,920 respectively. The three remaining milestone payments relate to three remaining performance objectives that the Italian diagnostics company is working to achieve. In September 2006, these remaining performance objectives, and the corresponding milestone payments, were slightly postponed. The delay had no effect on the carrying value of the product license. The Italian diagnostics company is now working to achieve these three performance objectives as soon as reasonably practicable, on or prior to January 2007 and on or prior to June 2007, respectively. Among the other events and actions included in these future milestones are requirements that training be provided to the Company. This training will be expensed as incurred, and a corresponding amount will be recognized as a reduction to the product license recorded in the accompanying consolidated balance sheet. Amortization of the product license will begin following the successful technology transfer and initial sale of the hepatitis products manufactured by the Company.

(8) EARNINGS PER SHARE:

A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

	Three months		Nine months
Period Ended September 30,	2006	2005	2006	2005
Basic and diluted weighted average shares outstanding	27,649,887	27,487,983	27,635,575	27,188,687

Not included in the calculation of diluted earnings per share because their impact is antidilutive:
Stock options and warrants outstanding	819,549	969,699	819,549	969,699

(9) INCOME TAXES:

The provision for income taxes consists of the following:

	Three months		Nine months
Period Ended September 30,	2006	2005	2006	2005
Current:
Foreign	15,751	12,441	52,978	57,413
Deferred:
Foreign	—	(17,294)	—	1,007,261

Total provision (benefit) for income taxes	$15,751	$(4,853)	$52,978	$1,064,674

The Company's income tax provision for the nine months ended September 30, 2006 was different from the amount computed on the income before provision for income taxes at the United States federal statutory rate of 35% primarily due to the increase of the valuation allowance to offset the benefit of both domestic and foreign losses. The Company’s income tax provision for the nine months ended September 30, 2005 was different from the amount computed on the income (loss) before income taxes at the United States federal statutory rate of 35% primarily due to deferred taxes related to the allowance for doubtful accounts that was reduced during the first quarter of 2005 as a result of the collection of certain previously reserved Italian accounts receivable and the creation of a valuation allowance to fully reserve the remaining foreign deferred tax asset of $467,511. This valuation allowance was created due to the losses by the Company’s Italian operation. No domestic tax provision was recorded for either the three or nine months ended September 30, 2006 or 2005 due to the expected utilization of prior period net operating losses to offset current domestic taxable income. The current income tax provisions for the three and nine months ended September 30, 2006 and 2005 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

The Company has established a full valuation allowance on its net domestic deferred tax assets, which are primarily comprised of net operating loss carryforwards. As of September 30, 2006 and December 31, 2005, the Company had no net domestic deferred tax asset, as domestic net operating losses generated prior to the merger with b2bstores.com were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets generated subsequent to March 14, 2001. Additionally, as of September 30, 2006 and December 31, 2005, the Company had no net foreign deferred tax asset, as a full valuation allowance was provided during the first quarter of 2005 as a result of recent losses by the Company’s Italian operation. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period.

The Company’s net operating loss carryforwards may be limited in the future as a result of the acquisition of IVAX by Teva.

(10) COMPREHENSIVE LOSS:

The components of the Company’s comprehensive loss are as follows:

	Three months		Nine months
Period Ended September 30,	2006	2005	2006	2005
Net loss	$(1,267,541)	$(1,099,799)	$(2,182,791)	$(106,358)
Foreign currency translation adjustments	(13,107)	(29,150)	447,292	(818,668)

Comprehensive loss	$(1,280,648)	$(1,128,949)	$(1,735,499)	$(925,026)

(11) CONCENTRATION OF CREDIT RISK:

The Company performs periodic credit evaluations of its customers' financial condition and provides allowances for doubtful accounts as required. The Company's accounts receivables are generated from sales made in both the United States and Italy. As of September 30, 2006 and December 31, 2005, $4,824,628 and $4,633,747, respectively, of the Company's total net accounts receivable were due in Italy. Of the Company’s total net accounts receivable, 60.9% at September 30, 2006 and 57.0% at December 31, 2005 were due from hospitals and laboratories controlled by the Italian government. The Company maintains allowances for doubtful accounts, particularly in Italy where payment cycles are longer than in the United States, for estimated losses resulting from the inability of customers to make required or timely payments. Additionally, the receipt of payments similar to those received in May 2005 (See Note 4, Bad Debt Recovery) from governmental regions in Italy are possible, and the Company may consider the potential receipt of those payments in determining its allowance for doubtful accounts.

(12) STOCKHOLDERS’ EQUITY:

During the third quarter of 2005, pursuant to a program offered by the Company which is described in Note 2, Stock-Based Compensation, above, participating option holders exercised 499,397 options to purchase shares of the Company’s common stock which were granted under the Company’s 1999 Stock Option Plan by paying to the Company the aggregate exercise price of approximately $365,000, and the Company cancelled 499,398 options to purchase shares of the Company’s common stock which were granted under the Company’s 1999 Stock Option Plan in exchange for a payment to the participating option holders of $1,607,880. The payment of $1,607,880 to the participating option holders has been recognized as aggregate employment compensation expense of $536,672 and as a reduction of capital in excess of par of $1,071,208. In addition, during the nine months ended September 30, 2005, the Company received $421,096 and issued 132,750 shares of its common stock as a result of the exercise of 132,750 options granted under the Company’s other stock option plan, and purchased and redeemed 50,000 shares of its common stock from an unaffiliated stockholder as part of its share repurchase program for a total cost of $172,500, which shares have been retired and have resumed the status of authorized and unissued shares. No shares were repurchased by the Company during the nine months ended September 30, 2006.

(13) SEGMENT INFORMATION:

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

	Three months		Nine months
Net Revenues by Region Period Ended September 30,	2006	2005	2006	2005
Domestic
External net revenues	$3,304,148	$3,048,131	$9,932,739	$9,928,415
Intercompany revenues	339,933	329,968	882,983	897,020

	3,644,081	3,378,099	10,815,722	10,825,435

Italian
External net revenues	1,547,595	1,620,424	5,000,378	5,367,190
Intercompany revenues	160,131	62,387	323,696	166,120

	1,707,726	1,682,811	5,324,074	5,533,310

Elimination	(500,064)	(392,355)	(1,206,679)	(1,063,140)

Consolidated net revenues	$4,851,743	$4,668,555	$14,933,117	$15,295,605

	Three months		Nine months
Income (loss) from Operations by Region Period Ended September 30,	2006	2005	2006	2005
Domestic	$(369,044)	$(848,046)	$(626,044)	$(497,131)
Italian	(889,163)	(298,163)	(1,572,862)	1,335,431
Elimination	(34,167)	(38,525)	(241)	(22,985)

Income (loss) from operations	$(1,292,374)	$(1,184,734)	$(2,199,147)	$815,315

Total Assets:			September 30, 2006	December 31, 2005
Domestic			$19,137,703	$20,235,634
Italian			15,084,287	15,667,896

Total assets			$34,221,990	$35,903,530

(14) COMMITMENTS AND CONTINGENCIES:

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

(15) RECENTLY ISSUED ACCOUNTING STANDARDS:

On September 29, 2006 the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, and amendment of FASB Statements Nos. 87, 88, 106 and 132(R) (“FAS 158”). FAS 158 requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and post retirement benefit plans. The Company anticipates that this new standard will not have a material effect on its financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies that the term fair value is intended to mean a market-based measure, not an entity-specific measure and gives the highest priority to quoted prices in active markets in determining fair value. SFAS No. 157 requires disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company currently anticipates that SFAS No. 157 will not have a material effect on its financial condition, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 requires a “dual approach” for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years’ misstatements, and a method that focuses on the period-end balance sheet. SAB No. 108 will be effective for the Company in fiscal year 2007. The Company anticipates that SAB No. 108 will not have a material effect on its financial condition, results of operations or cash flows.

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

We have made forward-looking statements, which are subject to risks and uncertainties, in this Quarterly Report on Form 10-Q. These statements are based on the beliefs and assumptions of our management and on the information currently available to it. Forward-looking statements may be preceded by, followed by, or otherwise include the words “may,” “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “could,” “would,” “should,” or similar expressions or statements that certain events or conditions may occur. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by these forward-looking statements. These forward-looking statements are based largely on our expectations and the beliefs and assumptions of our management and on the information currently available to it and are subject to a number of risks and uncertainties, including, but not limited to, the risks and uncertainties associated with:

•	economic, competitive, political, governmental and other factors affecting us and our operations, markets and products;

•	the success of technological, strategic and business initiatives, including our automation strategy and our development and commercial release of our new proprietary instrument system, named the PARSEC® System;

•	our ability to receive regulatory approval for the PARSEC® System when expected, or at all;

•	the ability of the PARSEC® System to be available when or to perform as expected;

•	the impact of the delay in the full commercial release of the PARSEC® System on the judgments and estimates we have made with respect to our inventory and goodwill and on our financial condition and operating results;

•	the impact of the delay in the full commercial launch of the PARSEC® System in the United States on our international activities associated with the PARSEC® System and on our financial condition and operating results;

•	the impact on our financial condition and operating results of making or changing judgments and estimates regarding our inventory as a result of future design changes to, or the development of improved instrument versions of, the PARSEC® System or as a result of future demand for the PARSEC® System;

•	the ability of the PARSEC® System to be a source of revenue growth for us;

•	our ability to receive financial benefits or achieve improved operating results after the full commercial release of the PARSEC® System;

•	the ability of the PARSEC® System to be a factor in our growth;

•	the ability of the PARSEC® System to expand the menu of test kits we offer;

•	making the PARSEC® System our primary product;

•	our ability to market the PARSEC® System;

•	our customers’ integration of the PARSEC® System into their operations;

•	constantly changing, and our compliance with, governmental regulation;

•	the impact of our adoption or implementation of new accounting statements and pronouncements on our financial condition and operating results;

•	our limited operating revenues and history of primarily operational losses;

•	our ability to collect our accounts receivable and the impact of making or changing judgments and estimates regarding our allowances for doubtful accounts on our financial condition and operating results;

•	our ability to utilize our net operating losses and the impact of making or changing judgments and estimates regarding our valuation allowances and reserves against our deferred tax assets on our financial condition and operating results;

•	the impact of making or changing judgments and estimates regarding our goodwill and other intangible assets on our financial condition and operating results;

•	our ability to achieve cost advantages from our own manufacture of instrument systems, reagents and test kits;

•	our ability to grow beyond the autoimmune and infectious disease markets and to expand into additional diagnostic test sectors;

•	our ability to obtain product technology from the Italian diagnostics company that would enable us to manufacture our own hepatitis products;

•	our ability to internally manufacture our own hepatitis products and raw materials for these products, to obtain regulatory approval for these products and to become competitive in markets outside of the United States;

•	our agreements with Teva, IVAX, third party distributors and key personnel;

•	consolidation of our customers affecting our operations, markets and products;

•	reimbursement policies of governmental and private third parties affecting our operations, markets and products;

•	price constraints imposed by our customers and governmental and private third parties;

•	our ability to increase the volume of our reagent production;

•	our ability to consummate potential acquisitions of businesses or products;

•	our ability to integrate acquired businesses or products;

•	our ability to sell the current location of our Miami facility and to acquire a new location to which to relocate it;

•	protecting our intellectual property;

•	political and economic instability and foreign currency fluctuation affecting our foreign operations;

•	the effects of utilizing cash to assist our subsidiary Delta Biologicals in maintaining its compliance with capital requirements established by Italian law;

•	the holding of substantially all of our cash and cash equivalents and marketable securities at a single brokerage firm, including risks relating to the bankruptcy or insolvency of such brokerage firm;

•	litigation regarding products, distribution rights, intellectual property rights, product liability, and labor and employment matters;

•	our ability to comply, when required, with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

•	our ability, when required, to receive an unqualified report on our internal control over financial reporting by our independent registered public accounting firm in connection with Section 404 of the Sarbanes-Oxley Act of 2002;

•	voting control of our common stock by Teva;

•	conflicts of interest with Teva, IVAX and with our officers, directors and employees; and

•	other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

OVERVIEW

Net losses were $2,183,000 and $106,000 for the nine months ended September 30, 2006 and 2005, respectively. The net loss in 2006 includes the $201,000 cumulative effect of a change in accounting principle as a result of our adoption of SFAS 123(R) as of January 1, 2006. Operating loss was $2,199,000 in the nine months ended September 30, 2006 compared to operating income of $815,000 in the same period of 2005. Net income and income from operations significantly declined in 2006 compared to 2005 due to an increase in operating expenses of $2,366,000. The primary factors for this increase were increases in general and administrative and research and development expenses. The increase in general and administrative expenses of $1,839,000 was caused primarily by the 2005 bad debt recovery of $1,690,000 recorded when we reduced our allowance for doubtful accounts to recognize the impact of the May 2005 collection of previously outstanding Italian accounts receivables from hospitals located within a particular region in Italy. Partially offsetting this reduction in general and administrative expenses caused by the 2005 bad debt recovery was a $580,000 charge to general and administrative expenses for compensation expense and related payroll taxes recorded as a result of the Company’s cancellation of 499,398 options to purchase shares of the Company’s common stock, which were granted under the Company’s 1999 Stock Option Plan, in exchange for a payment to participating option holders pursuant to the previously disclosed July 2005 program offered by the Company. Also contributing to the increase in operating expenses was an increase in research and development expenses, caused principally by a $509,000 write-off of assets related to the PARSEC® System, including $154,000 relating to prior period errors in the depreciation of fixed assets related to the PARSEC® System. These operating expense increases were partially offset by a reduction in selling expenses. Revenues decreased $363,000 to $14,933,000 in the nine months ended September 30, 2006 compared to the same period of the prior year primarily due to a decrease in Italian revenue which, excluding the effect of foreign currency fluctuations, was principally caused by a decrease in volume of instrument sales. Gross profit decreased $649,000 to $8,390,000 in the nine months ended September 30, 2006 compared to the same period of the prior year due to the decrease in revenue as well as a decline in gross margin percentage of 2.9 percentage points. The principal factors in this gross margin percentage decline were a reduction in gross profit percentage of Italian reagent sales due to an increase in product cost, including the effect of exchange rate fluctuations, and domestic factors of an increase in labor costs incurred in an effort to improve our domestic production and quality operations, and lower gross profit percentages on sales made under our supply agreement to another company selling diagnostic reagent products. Our tax provision was $53,000 for the nine months ended September 30, 2006 compared to $1,065,000 during the same period in 2005. This decrease in the tax provision was primarily due to the recognition of deferred taxes in 2005 related to the impact of the collection of the Italian accounts receivable and the creation of a valuation allowance to fully reserve the remaining foreign deferred tax asset.

NET REVENUES AND GROSS PROFIT

Nine months ended September 30,	2006	2005	Period over Period Increase (Decrease)
Net Revenues Excluding Intercompany Sales
Domestic	$9,933,000	$9,929,000	$4,000
Italian	5,000,000	5,367,000	(367,000)

Total	14,933,000	15,296,000	(363,000)

Cost of Sales	6,543,000	6,257,000	286,000

Gross Profit	$8,390,000	$9,039,000	$(649,000)
% of Total Net Revenues	56.2%	59.1%

Net revenues for the nine months ended September 30, 2006 decreased $363,000, or 2.4%, from the nine months ended September 30, 2005. This decrease was comprised of a decrease in net revenues of $367,000 in Italian operations partially offset by an increase in net revenues of $4,000 from domestic operations. The decline in net revenues from Italian operation of 6.8% was partially attributable to a decrease in revenue of $69,000 due to fluctuation of the United States dollar relative to the Euro, as further discussed in “Currency Fluctuations” below. As measured in Euros, Italian net revenues in the first nine months of 2006 decreased compared to Italian net revenues for the first nine months of 2005 principally due to a lower volume of instrument sales. The slight increase in domestic revenues in the nine month period ended September 30, 2006 compared to the same period of the prior year was principally the effect of volume increases in sales made under a supply agreement to another company selling diagnostic reagent products, offset by lower net revenues caused by volume decreases in first quarter 2006 infectious disease net revenues caused principally by discontinued products, one–time sales that occurred in the first quarter of 2005 and the effect of backorders. Gross profit for the nine months ended September 30, 2006 decreased $649,000, or 7.2%, from the nine months ended September 30, 2005. The decrease in gross profit was partially attributable to the decrease in net revenues. The principal factors in the decline in gross profit as a percentage of net revenues to 56.2% in the nine months ended September 30, 2006 from 59.1% in the nine months ended September 30, 2005 was a reduction in gross profit percentage of Italian reagent sales due to an increase in product cost, including the effect of exchange rate fluctuations, and domestic factors of an increase in labor costs incurred in an effort to improve our domestic production and quality operations and lower gross profit percentages on sales made under the supply agreement mentioned above.

OPERATING EXPENSES

Nine months ended September 30,	2006	% of Revenue	2005	% of Revenue	Period over Period Increase (Decrease)
Selling Expenses
Domestic	2,686,000	18.0%	$2,719,000	17.8%	$(33,000)
Italian	1,669,000	11.2%	1,837,000	12.0%	(168,000)

Total	4,355,000	29.2%	4,556,000	29.8%	(201,000)

General and Administrative	4,247,000	28.4%	2,408,000	15.7%	1,839,000

Research and Development	1,987,000	13.3%	1,259,000	8.2%	728,000

Total Operating Expenses	$10,589,000	70.9%	$8,223,000	53.8%	2,366,000

The most significant variation in operating expenses occurred as a result of bad debt expenses of $150,000 in the nine months ended September 30, 2006 compared to bad debt recoveries of $1,798,000 in the same period of the prior year, principally as a result of the first quarter 2005 bad debt recovery of Italian accounts receivable as a result of the receipt of previously outstanding accounts receivable balances from hospitals located within a particular region of Italy. A significant portion of the approximately 2,000,000 Euro payment received related to accounts receivable against which we had previously established allowances. As a result, we recognized a $1,690,000 bad debt recovery in the first quarter of 2005 as we reduced our allowance for doubtful accounts to recognize the impact of this collection of these receivables. Partially offsetting this reduction in general and administrative expenses caused by the 2005 bad debt recovery was approximately $580,000 in domestic compensation expense and related payroll taxes recorded as a result of the Company’s cancellation of 499,398 options to purchase shares of the Company’s common stock, which were granted under the Company’s 1999 Stock Option Plan, in exchange for a payment to participating option holders pursuant to the July 2005 program offered by the Company, as further described in “Liquidity and Capital Resources” below. Exclusive of the effect of these 2005 transactions, general and administrative expenses increased primarily due to increases in board of director costs and legal and accounting fees necessary for public company regulatory compliance and acquisition investigation related costs. Although, in the ordinary course of our business, we evaluate potential business acquisition opportunities, we may not be successful in finding or consummating any acquisitions. Research and development expenses increased $728,000 due to an increase in Italian research and development expenses to $1,444,000 in the nine months ended September 30, 2006 from $607,000 in the nine months ended September 30, 2005 due principally to a third quarter of 2006 write-off of $509,000 of assets relating to the PARSEC® System. When we determined that certain of these assets were not compatible with future instrument versions, we recorded $355,000 of this amount within research and development expenses, consisting of $278,000 in assets associated with PARSEC® System development and $77,000 in inventory. As part of this analysis we became aware of, and included in this adjustment in research and development expenses, errors in prior periods totaling $154,000, principally related to still usable fixed assets relating to the PARSEC® System that had not been properly depreciated. Other increases in Italian research and development expenses were principally the result of increased payroll costs incurred as the result of the continuing PARSEC® System development and the transfer to us of the technology expected to enable us to manufacture certain hepatitis products, as well as other expenditures associated with the transfer of the hepatitis technology. Domestic research and development expenses decreased $109,000 to $543,000 in the nine months ended September 30, 2006 from $652,000 in the nine months ended September 30, 2005 principally due to a decrease in consulting expenses related to the development of the PARSEC® System. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. Selling expenses decreased $201,000 in the nine months ended September 30, 2006 compared to the same period of 2005, principally due to lower Italian payroll related costs due to a reduction in the number of agents employed by our Italian operations compared to the prior year as well as one-time payroll related costs recorded in 2005.

INCOME (LOSS) FROM OPERATIONS

Loss from operations was $2,199,000 during the nine months ended September 30, 2006 compared to income from operations of $815,000 during the nine months ended September 30, 2005. Loss from operations in the nine months ended September 30, 2006 was composed of losses from operations of $1,573,000 from Italian operations and $626,000 from domestic operations. Income from operations in the nine months ended September 30, 2005 was composed of income from Italian operations of $1,335,000 partially offset by a loss from domestic operations of $497,000.

OTHER INCOME (EXPENSE)

Interest income increased to $351,000 in the nine months ended September 30, 2006 from $249,000 in the same period of 2005 due to higher interest rates. Other expense, net totaled $81,000 and $106,000 during the nine months ended September 30, 2006 and 2005, respectively. Amounts included in other expense, net in the periods ended September 30, 2006 and 2005 were primarily net foreign currency losses on transactions, particularly by our Italian subsidiary, which were denominated in currencies other than its functional currency.

INCOME TAX PROVISION

During the nine months ended September 30, 2006 and 2005, we recorded income tax provisions of $53,000 and $1,065,000, respectively. The tax provision for the first nine months of 2006 relates to Italian local income taxes based upon applicable statutory rates effective in Italy, while the tax provision in the nine months ended September 30, 2005 is primarily composed of deferred taxes related to the allowance for doubtful accounts that was reduced in the first quarter of 2005 as a result of the collection of certain previously reserved Italian accounts receivable and the creation of a valuation allowance to fully reserve the remaining foreign deferred tax asset. No domestic tax provision was recorded in 2006 due to the establishment of a full valuation allowance against the benefit of domestic losses or in 2005 due to the expected utilization of prior period operating losses to offset domestic taxable income.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

We recorded a cumulative effect of a change in accounting principle of $201,000 in the nine months ended September 30, 2006 as a result of the change in classification of certain options granted in March 2001 from an equity award grant to a liability award in accordance with SFAS 123(R). The basic and diluted per common share effect of this change in accounting principle was $(0.01) in the nine months ended September 30, 2006. A cumulative effect of a change in accounting principle was not recorded during the nine months ended September 30, 2005.

NET LOSS

We generated net losses of $2,183,000 and $106,000 during the nine months ended September 30, 2006 and 2005, respectively. Our basic and diluted net losses per common share were $(0.08) and $(0.00) in the nine months ended September 30, 2006 and 2005, respectively. Net losses in the nine months ended September 30, 2006 and 2005 resulted primarily from the various factors discussed above.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

OVERVIEW

Net losses for the three months ended September 30, 2006 and 2005 were $1,268,000 and $1,100,000, respectively. Operating losses were $1,292,000 and $1,185,000 in the three months ended September 30, 2006 and 2005, respectively. Revenues increased $183,000 to $4,852,000 in the three months ended September 30, 2006 compared to the same period of the prior year primarily due to the combination of an increase in domestic revenue due to an increase in sales made under a supply agreement to another company selling diagnostic reagent products and an increase in instrumentation sales and service revenue, offset by a decrease in Italian revenue, after adjusting for exchange rate differences, primarily attributable to a decrease in instrumentation revenue. Gross profit increased $168,000 to $2,687,000 in the three months ended September 30, 2006 compared to the same period of the prior year due to the increase in revenue and growth in gross margin percentage to 55.4% from 54.0% in the same period of the prior year. The principal factors in this gross margin percentage growth were a reduction in Italian instrument sales with lower gross profit percentage compared to 2005 and a reduction in professional fees because professional fees had been incurred in 2005 in an effort to improve our domestic production and quality operations. Partially offsetting these improvements in gross margin percentage was the increase in the relatively lower gross profit percentage sales made under the supply agreement mentioned above. The increase in operating expenses in the three months ended September 30, 2006 of $275,000 from the same period of the prior year was the result of an increase in research and development costs of $628,000 principally due to a third quarter of 2006 write-off of $509,000 of assets relating to the PARSEC® System, including $154,000 relating to prior period errors in the depreciation of fixed assets related to the PARSEC® System. Partially offsetting this increase in research and development expenses was a decrease of $285,000 in general and administrative expenses, primarily as a result of approximately $580,000 in compensation expense and related payroll taxes recorded in the three months ended September 30, 2005 as a result of our cancellation of 499,398 options to purchase shares of the Company’s common stock. Board of Director compensation costs of $195,000 incurred in the three months ended September 30, 2006, $113,000 of which was noncash in the form of stock options, partially offset the increase. There were no significant variations in selling expenses, which decreased by $68,000.

NET REVENUES AND GROSS PROFIT

Three months ended September 30,	2006	2005	Period over Period Increase (Decrease)
Net Revenues Excluding Intercompany Sales
Domestic	$3,304,000	$3,048,000	$256,000
Italian	1,548,000	1,621,000	(73,000)

Total	4,852,000	4,669,000	183,000

Cost of Sales	2,165,000	2,150,000	15,000

Gross Profit	$2,687,000	2,519,000	$168,000
% of Total Net Revenues	55.4%	54.0%

Net revenues for the three months ended September 30, 2006 increased $183,000, or 3.9%, from the three months ended September 30, 2005. This increase was comprised of an increase in net revenues of $256,000 from domestic operations and a decrease of $73,000 in net revenues from Italian operations. Domestic net revenues in the three months ended September 30, 2006 increased by 8.4% from the same period of 2005, principally the effect of volume increases in sales made under a supply agreement to another company selling diagnostic reagent products and an increase in instrumentation sales and service revenue. The decline in net revenues from Italian operations of 4.5% for the three months ended September 30, 2006 compared to the same period in 2005 includes the effect of an increase in revenue of $69,000 caused by the fluctuation of the United States dollar relative to the Euro, as further discussed in “Currency Fluctuations” below. As measured in Euros, the decline in Italian net revenues was primarily attributable to lower instrumentation sales as a result of a decline in sales volume. Gross profit in the three months ended September 30, 2006 increased $168,000, or 6.7%, from the comparable period of 2005. The increase in gross profit was partially attributable to the increase in net revenues, as well as the increase in gross profit as a percentage of net revenues, which grew to 55.4% in the three months ended September 30, 2006 from 54.0% in the three months ended September 30, 2005. This increase in gross profit as a percentage of net revenues was primarily due to a reduction in Italian instrument sales with lower gross profit percentage and a reduction in professional fees because professional fees had been incurred in 2005 in an effort to improve our domestic production and quality operations, partially offset by relatively lower gross profit percentages on the sales made under the supply agreement mentioned above.

OPERATING EXPENSES

Three months ended September 30,	2006	% of Revenue	2005	% of Revenue	Period over Period Increase (Decrease)
Selling Expenses
Domestic	$901,000	18.6%	$918,000	19.7%	$(17,000)
Italian	552,000	11.4%	603,000	12.9%	(51,000)

Total	1,453,000	30.0%	1,521,000	32.6%	(68,000)

General and Administrative	1,503,000	31.0%	1,788,000	38.3%	(285,000)

Research and Development	1,023,000	21.1%	395,000	8.5%	628,000

Total Operating Expenses	$3,979,000	82.0%	$3,704,000	79.3%	$275,000

The most significant variation in operating expenses occurred in research and development expenses, which increased by $628,000 during the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This increase was the result of a $638,000 increase in Italian research and development costs to $833,000 in the three months ended September 30, 2006 from $195,000 in the same period of 2005, due primarily to a write-off of $509,000 of assets relating to the PARSEC® System. When we determined that certain of these assets were not compatible with future instrument versions, we recorded $355,000 of this amount within research and development expenses, consisting of $278,000 in assets associated with PARSEC® System development and $77,000 in inventory. As part of this analysis we became aware of, and included in this adjustment in research and development expenses, errors in prior periods totaling $154,000, principally related to still usable fixed assets relating to the PARSEC® System that had not been properly depreciated. Also contributing to the increase in research and development expenses were costs incurred as a result of the transfer to us of the technology expected to enable us to manufacture certain hepatitis products, and the continued development of the PARSEC® System. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. Partially offsetting the increase in research and development expenses was a reduction in general and administrative expenses, which decreased $285,000 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This decrease was primarily due to approximately $580,000 in domestic compensation expense and related payroll taxes recorded in the three months ended September 30, 2005 as a result of the Company’s cancellation of 499,398 options to purchase shares of the Company’s common stock which were granted under the Company’s 1999 Stock Option Plan in exchange for a payment to participating option holders pursuant to the July 2005 program offered by the Company, as further described in “Liquidity and Capital Resources” below. Partially offsetting this decrease was $195,000 of board of director compensation costs, $113,000 of which was noncash in the form of stock options, that were incurred in 2006. Selling expenses for the three months ended September 30, 2006 decreased $68,000 compared to the same period of 2005. There were no significant variations in selling expenses.

LOSS FROM OPERATIONS

Losses from operations were $1,292,000 and $1,185,000 during the three months ended September 30, 2006 and 2005, respectively. Loss from operations in the three months ended September 30, 2006 was composed of losses from operations of $889,000 from Italian operations and $369,000 from domestic operations. Loss from operations in the three months ended September 30, 2005 was composed of losses of $848,000 from domestic operations and $298,000 from Italian operations.

OTHER INCOME (EXPENSE)

Interest income increased to $121,000 for the three months ended September 30, 2006 from $87,000 for the three months ended September 30, 2005 primarily due to higher interest rates. Other expenses, net totaled $80,000 and $7,000 during the three months ended September 30, 2006 and 2005, respectively. Amounts included in other expense, net in the periods ended September 30, 2006 and 2005 were primarily net foreign currency losses on transactions, particularly by our Italian subsidiary, which were denominated in currencies other than its functional currency.

INCOME TAX PROVISION

During the three months ended September 30, 2006, we recorded an income tax provision of $16,000 compared to a tax benefit of $5,000 during the three months ended September 30, 2005. The tax provision and tax benefit for each period relates to Italian local income taxes recorded based upon applicable statutory rates effective in Italy. No domestic or Italian federal tax provisions were recorded in the three months ended September 30, 2006 or 2005 due to the establishment of a full valuation allowance against the benefit of the domestic or Italian losses.

NET LOSS

We generated net losses of $1,268,000 and $1,100,000 during the three months ended September 30, 2006 and 2005, respectively. Our basic and diluted net losses per common share were $(0.05) and $(0.04) for the three months ended September 30, 2006 and 2005, respectively. Net losses in the three months ended September 30, 2006 and 2005 resulted primarily from the various factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, our working capital was $18,743,000 compared to $20,036,000 at December 31, 2005. Cash and cash equivalents totaled $1,747,000 at September 30, 2006, as compared to $11,480,000 at December 31, 2005. Short-term marketable securities totaled $8,150,000 at September 30, 2006 and $122,000 at December 31, 2005. Our short-term marketable securities are primarily investments in auction rate debt securities with final maturities longer than one year, but with interest rates typically resetting every 28 or 35 days through an auction mechanism. These short-term marketable securities consist primarily of taxable municipal bonds and government agency securities. Substantially all cash and cash equivalents and short-term marketable securities are presently held at one national securities brokerage firm. Accordingly, we are subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver our securities or if the brokerage firm should become bankrupt or otherwise insolvent. We only invest in select money market instruments, municipal securities and corporate issuers.

Net cash flows of $940,000 were used by operating activities during the nine months ended September 30, 2006, compared to $1,912,000 that was provided by operating activities during the nine months ended September 30, 2005. Cash used by operating activities during the first nine months of 2006 was primarily the result of the net loss for the period, adjusted for non-cash items, of $618,000, as well as cash used for a net working capital increase, excluding the change in cash balance, of $285,000. The net working capital increase was principally due to cash used to decrease accounts payable and accrued expenses, partially offset by cash provided from a decrease in accounts receivable. Cash provided by operating activities during the first nine months of 2005 was primarily the result of cash provided by the combination of net loss adjusted for non-cash items of $336,000, and cash provided from a net working capital decrease, excluding the change in cash balance, of $1,511,000. This decrease in net working capital was principally due to cash provided from the May 12, 2005 collection of Italian accounts receivable, partially offset by the resulting required value-added tax payment, as well as cash used to increase inventories.

Net cash flows of $8,813,000 were used by investing activities during the nine months ended September 30, 2006 as compared to $4,295,000 used by investing activities during the same period of the prior year. The increase in cash used for investing activities was primarily the result of an increase in our investment in marketable securities. The increase in cash used for investing activities was also the result of capital expenditures that occurred in Italy as a result of the move to a new facility and the purchase of equipment which we expect to be necessary for our anticipated production of certain hepatitis products resulting from the license agreement we entered into in September 2004 with an Italian diagnostics company to obtain a perpetual, worldwide, royalty-free license of product technology presently used by the Italian diagnostics company to manufacture hepatitis products currently sold by them. Under this license agreement, we agreed to pay four milestone payments totaling 1,000,000 Euro upon the Italian diagnostics company’s achievement of certain enumerated performance objectives. The payment of the approximately 200,000 Euro in March 2005 was the first of these milestone payments. As a result of the satisfaction of the first milestone, we determined that payment of the three remaining milestone payments was probable and, consequently, an accrued license payable of $1,014,000 is recorded in the accompanying consolidated balance sheet as of September 30, 2006. The three remaining milestone payments relate to three remaining performance objectives that the Italian diagnostics company is working to achieve. In September 2006, these remaining performance objectives, and the corresponding milestone payments, were slightly postponed. The delay had no effect on the carrying value of the product license. The Italian diagnostics company is now working to achieve these three performance objectives as soon as reasonably practicable, on or prior to January 2007 and on or prior to June 2007, respectively. Among other events and actions included in these future milestones are requirements that training be provided to us. This training has been, and will continue to be, expensed as incurred and a corresponding amount will be recognized as a reduction to the product license recorded in the accompanying consolidated balance sheet. While we determined that our payment of the three remaining milestone payments was probable and believe that capitalization as a recoverable asset is appropriate, there remains a risk that we will not be able to obtain product technology that would enable us to manufacture our own hepatitis products or, if we obtain such product technology, that we will not be able to manufacture our own hepatitis products.

Net cash of $34,000 was provided by financing activities during the nine months ended September 30, 2006 while $995,000 was used during the same period of 2005. Cash of $34,000 was provided in the first nine months of 2006 from the exercise of 26,333 options granted under our stock option plans. Cash of $786,000 was provided in the first nine months of 2005 from the exercise of 632,147 options granted under our stock option plans. In connection with the July 2005 program we offered to each remaining holder of options granted under our 1999 Stock Option Plan, as described in Note 2 of the Notes to Consolidated Financial Statements, Stock-Based Compensation, above, we received $365,000 from the exercise of 499,397 options and used $1,608,000 for the cancellation of options to purchase shares of our common stock. The remaining $421,000 of the total of $786,000 that was received from the exercise of stock options during the first nine months of 2005 was provided as a result of the exercise of 132,750 options granted under our other stock option plan. Other financing activities during the first nine months of 2005 included the use of $173,000 in June 2005 to purchase and redeem from an unaffiliated stockholder 50,000 shares of our common stock as part of the common stock repurchase program approved by our Board of Directors in May 2002. These shares were retired and resumed the status of authorized and unissued shares.

Our product research and development expenditures are expected to be approximately $2,500,000 during 2006. Included in this amount is a third quarter of 2006 write-off of $509,000 of assets relating to the PARSEC® System. When we determined that certain of these assets were not compatible with future instrument versions, we recorded $355,000 of this amount within research and development expenses, consisting of $278,000 in assets associated with PARSEC® System development and $77,000 in inventory. As part of this analysis we became aware of, and included in this adjustment in research and development expenses, errors in prior periods totaling $154,000, principally related to still usable fixed assets relating to the PARSEC® System that had not been properly depreciated. Actual expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. There can be no assurance that these expenditures will result in the development of new products or product enhancements, that we will successfully complete products under development, that we will obtain regulatory approval or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed. In addition, we estimate that cash of approximately $900,000 will be required in 2006 to improve and expand our facilities, equipment and information systems. Included in these improvements are anticipated purchases of equipment that will be necessary to integrate the acquisition of technology expected to be received by us under our license agreement with an Italian diagnostics company for the license to us of product technology useful for our own manufacture of hepatitis products. This estimate does not include, however, expenditures relating to our previously reported plans to continue our search to relocate to a new location for our corporate headquarters and the operations of Diamedix Corporation. There can be no assurance that we will be successful in our plans to expand or relocate our operations.

Our principal source of short term liquidity is existing cash and cash equivalents received as a result of the completion of the merger between b2bstores.com and the pre-merger IVAX Diagnostics, which we believe will be sufficient to meet our operating needs and anticipated capital expenditures for at least the next twelve months. Additionally, we may need to utilize cash to assist our subsidiary, Delta Biologicals, in maintaining its compliance with capital requirements established by Italian law. For the long term, we intend to utilize principally existing cash and cash equivalents and marketable securities, as well as internally generated funds, which are anticipated to be derived primarily from the sale of existing diagnostic and instrumentation products and diagnostic and instrumentation products currently under development. To the extent that these sources of liquidity are insufficient, we may consider issuing debt or equity securities or curtailing or reducing our operations.

We maintain allowances for doubtful accounts, particularly in Italy where payment cycles are longer than in the United States, for estimated losses resulting from the inability of our customers to make required or timely payments. On May 12, 2005, we received a payment of approximately 2,000,000 Euro from a governmental region in Italy in satisfaction of previously outstanding accounts receivable balances from hospitals located in the region. A significant portion of this payment related to accounts receivable against which we had previously established allowances. In order to recognize the impact of this collection of receivables, we reduced our allowance for doubtful accounts. In August 2006, we received approximately 565,000 Euro in a similar transaction from a governmental region in Italy in satisfaction of previously outstanding accounts receivable balances from hospitals located in the region. We had anticipated collection of these amounts through a payment as described above and had therefore not provided an allowance for doubtful accounts for these amounts. Additional payments by governmental regions in Italy are possible, and, as a result, we may consider the potential receipt of those payments in determining our allowance for doubtful accounts. If contemplated payments are not received, or if we require additional allowances, our operating results could be materially adversely affected during the period in which the determination to increase the allowance for doubtful accounts is or was made.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain allowances for doubtful accounts, particularly in Italy for the operations of our Italian subsidiary, for estimated losses resulting from the inability of our customers to make required payments. In many instances our receivables in Italy, while currently due and payable, take in excess of a year to collect. Additionally, the receipt of payments similar to those we received on May 12, 2005 (See Note 4, Bad Debt Recovery) and in August 2006 (See Liquidity and Capital Resources) from governmental regions in Italy are possible. Consequently, we may consider the potential receipt of those types of payments in determining our allowance for doubtful accounts. If contemplated payments are not received when expected, or if the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, our operating results could be materially adversely affected during the period in which the determination to increase the allowance for doubtful accounts is or was made. Our allowances for doubtful accounts were $1,188,000 and $974,000 at September 30, 2006 and December 31, 2005, respectively. A provision for losses on accounts receivable of $150,000 was recorded in the nine months ended September 30, 2006, while a recovery of doubtful accounts receivable of $1,798,000, primarily due to the recovery of $1,690,000 discussed in Note 4, Bad Debt Recovery, in the accompanying notes to the consolidated financial statements, was recorded in the first nine months of 2005.

INVENTORY

We regularly review inventory quantities on hand, which include components for current or future versions of products and instrumentation. If necessary we record a provision for excess and obsolete inventory based primarily on our estimates of component obsolescence, product demand and production requirements. These estimates of future instrumentation and diagnostic kit product demand may prove to be inaccurate, in which case any resulting adjustments to the value of inventory would be recognized at the time of such determination and could adversely affect our operating results. Inventory reserves were $464,000 and $332,000 as of September 30, 2006 and December 31, 2005, respectively. A total of $53,000 was charged to cost and expenses during the first nine months of 2006, while $59,000 was charged in the first nine months of 2005. Included within our inventory balance at September 30, 2006 was approximately $1,024,000 in PARSEC® System instrumentation and instrument components in anticipation of our pending full commercial product launch. A portion or all of this

PARSEC® related inventory may become obsolete in the event future design changes are made to the PARSEC® System, improved instrument versions of the PARSEC® System are developed, or our estimates of future demand prove to be inaccurate . The impact of any such obsolescence could adversely affect our operating results.

GOODWILL AND OTHER INTANGIBLES

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, we analyze our goodwill at year-end for impairment issues and when triggering events of a possible impairment occur. In assessing the recoverability of our goodwill and other intangibles, we made assumptions regarding, among other things, estimated future cash flows, including current and projected levels of income, business trends, prospects and market conditions, to determine the fair value of the respected assets. If these or other estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Any resulting impairment loss would be recorded as a charge against our earnings and could have a material adverse impact on our financial condition and results of operations.

STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimate in accordance with the provisions of SFAS 123(R). We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of either immediately, all at once after seven years or in equal annual amounts over a four year period.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

On September 29, 2006 the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and amendment of FASB Statements Nos. 87, 88, 106 and 132(R) (“FAS 158”). FAS 158 requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and post retirement benefit plans. We anticipate that this new standard will not have a material effect on our financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies that the term fair value is intended to mean a market-based measure, not an entity-specific measure and gives the highest priority to quoted prices in active markets in determining fair value. SFAS No. 157 requires disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We anticipate that SFAS No. 157 will not have a material effect on our financial condition, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 requires a “dual approach” for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years’ misstatements, and a method that focuses on the period-end balance sheet. SAB No. 108 will be effective for the Company in fiscal year 2007. We anticipate that SAB No. 108 will not have a material effect on our financial condition, results of operations or cash flows.

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

CURRENCY FLUCTUATIONS

For the nine months ended September 30, 2006 and 2005, approximately 33.5% and 35.1%, respectively, of our net revenues were generated in Euros rather than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the Euro, then our earnings generated in Euros will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the strength of the United States dollar against the Euro resulted in a decrease of approximately $69,000 in net revenues for the nine months ended September 30, 2006, while exchange rate differences resulted in an increase of $69,000 in net revenues for the three months ended September 30, 2006, compared to the same periods of the prior year. During the nine months ended September 30, 2006 and 2005, none of our subsidiaries were domiciled in highly inflationary environments. The effects of inflation on consolidated net revenues and operating income were not significant.

For the nine months ended September 30, 2006, our subsidiary in Italy generated 33.5% of our net revenues. Conducting an international business inherently involves a number of difficulties, risks, and uncertainties, such as export and trade restrictions, inconsistent and changing regulatory requirements, tariffs and other trade barriers, cultural issues, longer payment cycles, problems in collecting accounts receivable, political instability, local economic downturns, seasonal reductions in business activity in Europe during the traditional summer vacation months, and potentially adverse tax consequences.

INCOME TAXES

We recognized a tax provision of $16,000 during the three months ended September 30, 2006 compared to a tax benefit of $5,000 for the three months ended September 30, 2005, and tax provisions of $53,000 and $1,065,000 for the nine months ended September 30, 2006 and 2005, respectively, which related to foreign operations. Through March 14, 2001, the pre-merger IVAX Diagnostics reported its domestic income taxes as part of a consolidated group with IVAX. All domestic taxable losses generated prior to that date were utilized by IVAX. Effective March 14, 2001, as a result of the merger between b2bstores.com and the pre-merger IVAX Diagnostics, we were no longer included in the consolidated income tax returns of IVAX.

Our income tax provision for the nine months ended September 30, 2006 was different from the amount computed on the income (loss) before income taxes at the statutory rate of 35% primarily due to the increase of the valuation allowance to offset the benefit of both domestic and foreign losses. Our income tax provision for the nine months ended September 30, 2005 was different from the amount computed on the income (loss) before income taxes at the statutory rate of 35% primarily due to deferred taxes related to the allowance for doubtful accounts that was reduced during the first quarter of 2005 as a result of the collection of certain previously reserved Italian accounts receivable and the creation of a valuation allowance to fully reserve the remaining foreign deferred tax asset. The current income tax provisions for the three and nine months ended September 30, 2006 and 2005 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

As of September 30, 2006, we had no net domestic deferred tax asset, as domestic net operating losses generated prior to the merger were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets generated subsequent to March 14, 2001. Additionally, as of September 30, 2006, we had no net foreign deferred tax asset, as a full valuation allowance was provided during the three months ended March 31, 2005 as a result of recent losses by our Italian operation. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period. Upon such time as we reverse the entire valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

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

Foreign Currency Exchange Rate Risk – The Company is exposed to exchange rate risk when its Italian subsidiary enters into transactions denominated in currencies other than its functional currency. For additional information about foreign currency exchange rate risk, see “Currency Fluctuations” in the Company's “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Interest Rate Risk – The Company does not have debt obligations, and it does not believe the interest rate exposure related to its investments to be material.

Commodity Price Risk – The Company does not believe it is subject to any material risk associated with commodity prices.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

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

IVAX Diagnostics, Inc.

Date: November 20, 2006	By:	/s/ Mark S. Deutsch
Mark S. Deutsch,
Vice President-Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.