Form 10-K/A
period 2006-12-31
IVAX DIAGNOSTICS INC
filed 2007-04-27
CIK 1095858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission File Number 1-14798
December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2006, was approximately $14,206,000, computed by reference to the price at which the common equity was last sold on the American Stock Exchange on such date.

As of April 25, 2007, there were 27,649,887 shares of common stock outstanding.

Documents Incorporated by Reference:

None.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed by IVAX Diagnostics, Inc. to amend the Annual Report on Form 10-K, which it had filed with the Securities and Exchange Commission on March 30, 2007, to include the remaining information required by Items 10-14 of Part III of Form 10-K.

IVAX Diagnostics, Inc.

Annual Report on Form 10-K/A

for the year ended December 31, 2006

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Information with respect to the directors and executive officers of IVAX Diagnostics, Inc. (the “Company”) is set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and 10% stockholders to file initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company with the Securities and Exchange Commission and the American Stock Exchange. Directors, executive officers and 10% stockholders are required to furnish the Company with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to the Company and written representations from directors and executive officers of the Company that no other reports were required, the Company believes that its directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements applicable to them for the year ended December 31, 2006.

Code of Conduct and Ethics

The Company’s Board of Directors has adopted a Code of Conduct and Ethics, which applies to all of the Company’s directors, officers and employees, and a code of ethics, also known as a Senior Financial Officer Code of Ethics, which applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Conduct and Ethics and the Senior Financial Officer Code of Ethics are posted in the “Investor Relations” section of the Company’s Internet web site at www.ivaxdiagnostics.com. If the Company makes an amendment to, or grants a waiver with respect to, any provision of the Senior Financial Officer Code of Ethics, then the Company intends to disclose the nature of such amendment or waiver by posting it in the “Investor Relations” section of the Company’s Internet web site at www.ivaxdiagnostics.com or by other appropriate means as required or permitted under the applicable regulations of the Securities and Exchange Commission and rules of the American Stock Exchange.

Audit Committee Members and Financial Expert

The members of the Audit Committee of the Board of Directors are Fernando L. Fernandez, Glenn L. Halpryn and Jose J. Valdes-Fauli. The Board of Directors has determined that the Audit Committee has two “audit committee financial experts” as such term is defined in Item 407(d)(5) of Regulation S-K. The Board of Directors determined that each of Messrs. Fernandez and Valdes-Fauli has the attributes, education and experience of an “audit committee financial expert” and that each of Messrs. Fernandez and Valdes-Fauli is “independent” as such term is defined in the applicable regulations of the Securities and Exchange Commission and rules of the American Stock Exchange relating to directors serving on audit committees.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Overview of Compensation Program

The Company’s Compensation Committee administers the compensation program for the Company’s executive officers. The Compensation Committee reviews and determines all executive officer compensation, administers the Company’s equity incentive plans (including reviewing and approving grants to the Company’s executive officers), makes recommendations to shareholders with respect to proposals related to compensation matters and generally consults with management regarding employee compensation programs.

The Board determines the Compensation Committee’s membership. Glenn L. Halpryn, Chairman, Mark W. Durand, Fernando L. Fernandez and John B. Harley, M.D., comprise the Compensation Committee. The Compensation Committee meets at regularly scheduled times during the year, and it may also hold specially scheduled meetings and take action by written consent.

The Company’s executive officers, each of whom is included in the Summary Compensation Table below, are: Giorgio D’Urso, Chief Executive Officer, President and Director; Duane M. Steele, Vice President—Business Development; and Mark S. Deutsch, Chief Financial Officer and Vice President – Finance. Throughout this Annual Report on Form 10-K/A, these individuals are referred to collectively as the “Named Executive Officers.”

Compensation Philosophy and Objectives

The Company’s compensation program for the Named Executive Officers has historically consisted of a base salary, an annual cash incentive program and periodic grants of stock options. The Compensation Committee believes that the most effective executive officer compensation program is one that is designed to align the interests of the Named Executive Officers with those of the stockholders by compensating the Named Executive Officers in a manner that advances both the short- and long-term interests of the Company and its stockholders. The Compensation Committee believes that the Company’s compensation program for the Named Executive Officers is appropriately based upon the performance of the Company, the performance and level of responsibility of the Named Executive Officer and market data regarding the value of the executive officer’s position at comparable companies.

Role of Executive Officers in Compensation Decisions

The Compensation Committee makes all compensation decisions for the Named Executive Officers and approves recommendations regarding equity awards to all employees of the Company. The Chief Executive Officer annually reviews the performance of each of the Named Executive Officers (other than the Chief Executive Officer, whose performance is reviewed by the Compensation Committee). The conclusions reached and recommendations based on these reviews, including those with respect to setting and adjusting base salary, annual cash incentive awards and stock option awards, are presented to the Compensation Committee. The Compensation Committee can exercise its discretion in modifying upward or downward any recommended amounts or awards to the Named Executive Officers. In 2006, the Compensation Committee did not exercise this discretion.

Named Executive Officer Compensation Components

For the fiscal year ended December 31, 2006, base salary was the principal component of compensation for the Named Executive Officers, as the Company’s compensation program for the Named Executive Officers did not include an annual cash incentive program or long-term equity incentive compensation.

Base Salary

The Compensation Committee believes that the base salaries offered by the Company are competitive based on a review of market practices and the duties and responsibilities of each Named Executive Officer. In setting base salaries, the Compensation Committee periodically examines market compensation levels and trends observed in the market for executives of comparable experience and skills. In addition to examining market compensation levels and trends, the Compensation Committee makes base salary decisions for the Named Executive Officers based on an annual review by the Compensation Committee with input and recommendations from the Chief Executive Officer. The Compensation Committee’s review includes, among other things, the functional and decision-making responsibilities of each position, the significance of the Named Executive Officer’s specific area of individual responsibility to the Company’s financial performance and achievement of overall goals, and the contribution, experience and work performance of each Named Executive Officer. The Chief Executive Officer is party to an employment agreement with the Company, which establishes his minimum base salary of $348,519. This employment agreement is more fully described under the Potential Payments upon Termination or Change-in-Control Table below. In addition to the minimum base salary established by this employment agreement, when determining the Chief Executive Officer’s base salary, the Compensation Committee makes an assessment of Mr. D’Urso’s past performance as Chief Executive Officer and its expectations as to his future contributions to the Company, as well as the factors described above for the other Named Executive Officers, including examining market compensation levels and trends and evaluating his individual performance and the Company’s financial condition, operating results and attainment of strategic objectives. While the Chief Executive Officer’s 2006 base salary did not change from 2005, the other Named Executive Officers’ 2006 base salaries increased 5% from 2005.

Annual Cash Incentive Program

The Compensation Committee believes that the Company’s annual incentive program should be utilized to promote high performance and achievement of shorter-term corporate strategic goals and initiatives and encourage the growth of stockholder value. Accordingly, in 2006, the Company’s compensation program for the Named Executive Officers did not include an annual cash incentive program, primarily as a result of the overall position of the Company not meeting its financial targets as the Compensation Committee had expected. In prior years, however, the Company’s annual incentive program has been a cash bonus plan which was tied to the achievement of pre-established, objective Company-wide annual financial performance goals. These goals were established each year during the Company’s annual budget cycle. The annual incentive program was designed to promote high performance and achievement of shorter-term corporate strategic goals and initiatives, encourage the growth of stockholder value, and allow the Named Executive Officers to participate in the growth and profitability of the Company.

Long-Term Equity Incentive Compensation

In 2006, the Company’s compensation program for the Named Executive Officers did not include long-term equity incentive compensation. In prior years, however, the Company’s long-term equity incentive compensation program has provided an opportunity for the Named Executive Officers to increase their stake in the Company through grants of options to purchase shares of the Company’s common stock and encouraged the Named Executive Officers to focus on long-term Company performance by aligning the Named Executive Officers’ interests with those of the Company’s stockholders, since the ultimate value of such compensation is directly dependent on the stock price. In prior years, the Compensation Committee’s grant of stock options to the Named Executive Officers has been partly discretionary based upon an assessment of the individual Named Executive Officer’s contribution to the success and growth of the Company and partly tied to the achievement of pre-established, objective Company-wide annual financial performance goals. The discretionary component of decisions by the Compensation Committee regarding grants of stock options to the Named Executive Officers (other than the Chief Executive Officer) have been generally made based upon the recommendation of the Chief Executive Officer, the level of the Named Executive Officer’s position with the Company, an evaluation of the Named Executive Officer’s past and expected future performance and the number of outstanding and previously granted stock options to the Named Executive Officer.

Compensation Committee Report

The following Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report by reference therein.

The Compensation Committee has reviewed and discussed the Company’s Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Company’s Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

Submitted by the Members of the Compensation Committee:

Glenn L. Halpryn, Chairman

Mark W. Durand

Fernando L. Fernandez

John B. Harley, M.D.

Compensation of Named Executive Officers

Summary Compensation Table – 2006

The following table sets forth certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Named Executive Officers (as defined in the “Compensation Discussion and Analysis” section above) for the fiscal year ended December 31, 2006.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards(1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(2)	Total
Giorgio D’Urso, Chief Executive Officer	2006	$348,519	—	—	—	—	—	—	$348,519

Duane M. Steele, Vice President – Business Development	2006	$179,038	—	—	$23,730	—	—	$5,371	$208,139

Mark S. Deutsch, Chief Financial Officer	2006	$125,327	—	—	$12,520	—	—	$3,760	$141,607

(1)	Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R), without taking into account an estimate of forfeitures related to service-based vesting, of stock option grants, including amounts from awards granted prior to 2006. Assumptions used in the calculation of these amounts are included in footnote 10 to the Company’s audited financial statements for the fiscal year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2007. There were no forfeitures during 2006. The amount also includes the effect of a cumulative effect adjustment recorded as a result of the change in classification of certain stock options to a liability award grant in accordance with FAS 123(R), as well as fair value adjustments that occurred during the fiscal year ended December 31, 2006 to that liability award.

(2)	Represents the amount of matching contributions made by the Company to the IVAX Diagnostics, Inc. Employee Savings Plan for the benefit of the Named Executive Officer. The Company makes matching contributions to the IVAX Diagnostics, Inc. Employee Savings Plan for the benefit of all participating employees of the Company and its subsidiaries located in the United States.

During the year ended December 31, 2006, the Company’s compensation program for the Named Executive Officers did not include any equity or non-equity incentive compensation plans and there were no grants of stock option awards to the Named Executive Officers.

Outstanding Equity Awards at Fiscal Year-End – 2006

The following table sets forth certain information regarding equity-based awards held by the Named Executive Officers as of December 31, 2006.

	Option Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
	Exercisable	Unexercisable
Giorgio D’Urso	—	—		—	—	—

Duane M. Steele	—	50,000	(1)	—	$3.00	3/14/08
	5,117	5,116	(2)	—	$7.12	3/17/11
	10,000	—		—	$4.35	7/13/15

Mark S. Deutsch	—	30,000	(1)	—	$3.00	3/14/08
	2,558	2,558	(2)	—	$7.12	3/17/11
	10,000	—		—	$4.35	7/13/15

(1)	Vests the day before the expiration date; provided, however, that if the option holder purchases on the open market a number of shares of the Company’s common stock equal to 20% of the total number of shares of the Company’s common stock underlying the option award, then the option award fully vests.
(2)	Vests equally on each of March 17, 2007 and March 17, 2008.

During the year ended December 31, 2006, there were no stock option exercises by the Named Executive Officers.

Potential Payments upon Termination or Change-in-Control

The following table sets forth certain information with respect to compensation that would become payable if the Named Executive Officers had ceased employment under the various circumstances below. The amounts shown assume that such cessation of employment was effective as of December 31, 2006. The actual amounts to be paid can only be determined at the time of such executive’s separation from the Company.

		Before Change in Control	After Change in Control
Name	Benefit	Termination without Cause	Termination without Cause
Giorgio D’Urso(1)	Base Salary	$1,098,074	$1,098,074

Duane M. Steele	—	—	—

Mark S. Deutsch	—	—	—

(1)	On October 1, 1998, the pre-merger IVAX Diagnostics entered into a five-year employment agreement with Giorgio D’Urso, Chief Executive Officer and President, at a base annual salary of $348,519, with discretionary annual adjustments. The Company assumed this employment agreement in the merger of the pre-merger IVAX Diagnostics with b2bstores.com, Inc. The Company has extended the term of Mr. D’Urso’s employment agreement until February 24, 2010. Mr. D’Urso’s employment may be terminated with or without cause at any time upon written notice. For a termination without cause, the Company must pay Mr. D’Urso his then current annual base salary in installments for the remainder of the employment term. While employed by the Company and for a two-year period thereafter, Mr. D’Urso cannot employ or contract with any current or former employees of the Company, except former employees who have not been employed by the Company for more than one year.

Compensation of Directors

The Company’s Compensation Committee recommends director compensation to the Board based on factors it considers appropriate, market conditions and trends and the recommendations of management. In 2006, each of the Company’s non-employee directors received a cash retainer of $15,000 for his service on the Board. Additionally, each member of the Audit Committee and each member of the Compensation Committee received cash retainers of $5,000 and $2,500, respectively, for his service on such committees during 2006. In addition to cash compensation, each of the Company’s non-employee directors was awarded a grant of options to purchase 25,000 shares of the Company’s common stock under the Company’s 1999 Performance Equity Plan with an exercise price of $1.56 per share, which was the closing price of the Company’s common stock on the American Stock Exchange on September 19, 2006, and which fully vested immediately upon grant. Directors who are employed by the Company, Teva Pharmaceutical Industries Limited or Teva North America do not receive any compensation for their service on the Board or the committees of the Board.

Director Compensation – 2006

The following table sets forth certain information regarding the compensation paid to the Company’s non-employee directors for their service during the fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Mark W. Durand	—	—	—	—	—	—		—

Richard S. Egosi	—	—	—	—	—	—		—

Fernando L. Fernandez	$22,500	—	$28,750	—	—	—		$51,250

Neil Flanzraich (2)	—	—	—	—	—	—		—

Phillip Frost, M.D. (2)	—	—	—	—	—	—		—

Glenn L. Halpryn	$22,500	—	$28,750	—	—	—		$51,250

John B. Harley, M.D.	$17,500	—	$28,750	—	—	$24,000	(3)	$70,250

Jane H. Hsiao, Ph.D. (2)	—	—	—	—	—	—		—

Itzhak Krinsky, Ph.D.	—	—	—	—	—	—		—

Jose J. Valdes-Fauli	$20,000	—	$28,750	—	—	—		$48,750

(1)	Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R), without taking into account an estimate of forfeitures related to service-based vesting, of stock option grants, including amounts from awards granted prior to 2006. Assumptions used in the calculation of these amounts are included in footnote 10 to the Company’s audited financial statements for the fiscal year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2007. There were no forfeitures during 2006. The grant date fair value of the stock option awards computed in accordance with FAS 123(R) is $28,750 for each of Messrs. Fernandez, Halpryn and Valdes-Fauli and Dr. Harley. The table below sets forth the aggregate number of stock options of each non-employee director who owns options to purchase shares of the Company’s common stock as of December 31, 2006:

Name	Stock Options
Fernando L. Fernandez	50,000

Glenn L. Halpryn	100,000

John B. Harley, M.D.	75,000

Jose J. Valdes-Fauli	85,000

(2)	Each of Mr. Flanzraich and Drs. Frost and Hsiao served on the Board of Directors until their resignation from the Board on April 19, 2006.
(3)	Represents the aggregate dollar amount earned by Dr. Harley during 2006 under that certain oral consulting agreement between Dr. Harley and ImmunoVision, Inc., the Company’s subsidiary located in Arkansas, pursuant to which Dr. Harley is paid $2,000 per month to provide ImmunoVision with technical guidance and business assistance on an as-needed basis.

Compensation Committee Interlocks and Insider Participation

From January 1, 2006 until April 19, 2006, the Compensation Committee of the Board of Directors consisted of Neil Flanzraich, Chairman, Glenn L. Halpryn, and John B. Harley, M.D. On April 19, 2006, Mr. Flanzraich resigned from the Board of Directors and the Compensation Committee. On August 9, 2006, Fernando L. Fernandez and Mark W. Durand were each appointed to the Compensation Committee and Mr. Halpryn was appointed Chairman of the Compensation Committee and, since such time, Messrs. Halpryn, Durand and Fernandez and Dr. Harley have comprised the Compensation Committee. From May 1998 until January 2006, Mr. Flanzraich had served as the Vice Chairman and President of IVAX Corporation (“IVAX”). See “Transactions with Related Persons” below for a description of certain transactions between IVAX, Teva Pharmaceutical Industries Limited (“Teva”) and the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table indicates, as of April 25, 2007, information about the beneficial ownership of the Company’s common stock by (1) each director, (2) each executive officer, (3) all directors and executive officers as a group, and (4) each person who the Company knows beneficially owns more than 5% of its common stock. All such shares were owned directly with sole voting and investment power unless otherwise indicated.

Name	Shares (#)(1)		Percent of Class (%)
Teva Pharmaceutical Industries Limited IVAX Corporation c/o Teva Pharmaceuticals USA, Inc. 425 Privet Road P.O. Box 1005 Horsham, PA 19044	20,000,000		72.3%

Giorgio D’Urso	324,000	(2)	1.2%

Duane M. Steele	77,674	(3)	*

Mark S. Deutsch	31,837	(4)	*

Fernando L. Fernandez	50,000	(5)	*

Glenn L. Halpryn	100,000	(6)	*

John B. Harley, M.D.	75,000	(7)	*

Jose J. Valdes-Fauli	85,000	(8)	*

Itzhak Krinsky, Ph.D.	—		—

Mark W. Durand	—		—

Richard S. Egosi	—		—

All directors and executive officers as a group (10 persons)	743,511		2.7%

*	Represents beneficial ownership of less than 1%.
(1)	For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Securities Exchange Act of 1934.
(2)	Includes 9,000 shares of common stock owned by Mr. D’Urso’s wife. Mr. D’Urso disclaims beneficial ownership of the shares of common stock owned by his wife.
(3)	Includes options for 17,674 shares of common stock granted to Mr. Steele.
(4)	Includes options for 13,837 shares of common stock granted to Mr. Deutsch.
(5)	Includes options for 50,000 shares of common stock granted to Mr. Fernandez.
(6)	Includes options for 100,000 shares of common stock granted to Mr. Halpryn.
(7)	Includes options for 75,000 shares of common stock granted to Dr. Harley.
(8)	Includes options for 85,000 shares of common stock granted to Mr. Valdes-Fauli.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2006, with respect to compensation plans under which shares of the Company’s common stock are authorized for issuance.

Plan category	Number of shares to be issued upon exercise of outstanding stock options (a)	Weighted-average exercise price of outstanding stock options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	819,549	$3.97	1,781,639
Equity compensation plans not approved by stockholders	0	$—	0

Total	819,549	$3.97	1,781,639

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Review, Approval or Ratification of Transactions with Related Persons

During 2006, the Company had a policy for the review of transactions in which the Company was a participant, the amount involved exceeded $120,000 and any of the Company’s directors or executive officers, or their immediate family members, had a direct or indirect material interest. Any such related person transaction was to be for the benefit of the Company and upon terms no less favorable to the Company than if the related person transaction was with an unrelated party. While this policy was not in writing during 2006, the Chief Financial Officer was responsible for maintaining a list of all existing related person transactions. During 2006, no related person transaction occurred where this policy was not followed.

In March 2007, the Board of Directors adopted a written policy for the review and pre-approval or ratification, as applicable, of transactions in which the Company was a participant, the amount involved exceeded $120,000 and any of the Company’s directors or executive officers, or any of their immediate family members, had a direct or indirect material interest. This policy requires the Audit Committee’s review and pre-approval, or ratification if pre-approval is not feasible, of any such related person transaction. When considering a related person transaction under this policy, the Audit Committee analyzes the following factors, in addition to any other factors it deems appropriate: whether the terms of the related person transaction are fair to the Company; whether the related person transaction is material to the Company; the role the related person has played in arranging the related person transaction; the structure of the related person transaction; and the interest of the related person in the related person transaction.

Transactions with Related Persons

Upon completion of the merger of the pre-merger IVAX Diagnostics, the Company entered into a registration rights agreement with IVAX, the Company’s approximately 72.3% stockholder which, on January 26, 2006, merged into a wholly-owned subsidiary of Teva. The registration rights agreement required the Company to file a registration statement on Form S-3 (at any time after one year, and before the earlier of five years, following the completion of the merger or such time at which all the shares of the Company’s common stock owned by IVAX can be sold in any three-month period without registration) to register not less than $1.0 million of the Company’s common stock owned by IVAX. Additionally, IVAX was permitted to “piggyback” on registrations initiated by the Company or other holders exercising similar demand registration rights. The registration rights agreement expired on March 15, 2006.

In connection with the merger of the pre-merger IVAX Diagnostics, the Company entered into a shared services agreement with IVAX pursuant to which IVAX would continue to provide administrative and management services previously provided by IVAX to the pre-merger IVAX Diagnostics prior to the merger at IVAX’ cost plus 15% for a period of three months. These services may include payroll, including printing paychecks and making associated tax filings; treasury, including cash management services such as disbursements, receipts, banking and investing; insurance, including procuring and administering policies; human resources, including administering employee benefits and plans; financial reporting, including public reports, income taxes; and information systems, including network and website hosting, phone and data systems, software licenses and information systems support.

In connection with the merger of the pre-merger IVAX Diagnostics, the Company entered into a use of name license with IVAX that grants the Company a non-exclusive, royalty free license to use the name “IVAX.” IVAX may terminate the license upon 90 days’ written notice. Upon termination of the agreement, the Company must take all steps reasonably necessary to change its name as soon as practicable. If IVAX abandons its use of the name, IVAX must transfer all rights to the name to the Company. The termination of this agreement by IVAX could have a material adverse affect on the Company’s ability to market its products and on the Company.

Prior to, and for a short time after, Teva’s acquisition of IVAX, the Company, as a subsidiary of IVAX, had directors and officers insurance as well as property insurance coverage that fell within the scope of IVAX’ directors and officers insurance and property insurance policies. In 2006, the Company purchased its own directors and officers insurance and property insurance policies and, accordingly, no longer falls within the scope of Teva’s or IVAX’ directors and officers insurance or property insurance policies.

Giulio D’Urso, the son of the Company’s Chief Executive Officer and President, has been engaged by the Company’s subsidiaries and the Company for total annual compensation of $164,792. Due to currency exchange rate fluctuations, this amount of compensation may vary from year-to-year.

Director Independence

The Board of Directors has determined that four of the members of the Board of Directors—Fernando L. Fernandez, Glenn L. Halpryn, John B. Harley, M.D., and Jose J. Valdes-Fauli—are “independent” as such term is defined in the applicable rules of the American Stock Exchange relating to the independence of directors. In determining that Dr. Harley is independent, the Board of Directors considered the oral consulting agreement between Dr. Harley and ImmunoVision, pursuant to which Dr. Harley is paid $2,000 per month to provide ImmunoVision with technical guidance and business assistance on an as-needed basis. The Board of Directors also considered the license agreement between the Company and JK Autoimmunity, a corporation of which Dr. Harley is the controlling shareholder, pursuant to which JK Autoimmunity has granted an exclusive worldwide license to the Company for certain patents, rights and technology relating to monoclonal antibodies against autoimmune RNA proteins developed by Dr. Harley in exchange for specified royalty payments, including an annual minimum royalty of $10,000 for each licensed product utilized by the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the aggregate fees billed to the Company by PricewaterhouseCoopers LLP, the Company’s principal accountant for the fiscal year ended December 31, 2006, and Ernst & Young LLP, the Company’s principal accountant for the fiscal year ended December 31, 2005.

	For the years ended December 31,
	2006	2005
Audit Fees	$330,600	$280,000
Audit-Related Fees	—	65,600
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$330,600	$345,600

In the table above, pursuant to their definitions under the applicable regulations of the Securities and Exchange Commission, “audit fees” are fees for professional services rendered for the audit of the Company’s annual financial statements and review of the Company’s financial statements included in the Company’s Quarterly Reports on Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit and review of the Company’s financial statements, and primarily include accounting consultations and audits in connection with potential acquisitions; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories.

The Audit Committee is responsible for pre-approving all audit services and permitted non-audit services to be performed by the Company’s principal accountant, except in those instances which do not require such pre-approval pursuant to the applicable regulations of the Securities and Exchange Commission. The Audit Committee has established policies and procedures for its pre-approval of audit services and permitted non-audit services and, from time to time, the Audit Committee reviews and revises its policies and procedures for pre-approval.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K/A:

(3)	EXHIBITS

The following exhibits are filed as a part of this Annual Report on Form 10-K/A:

Exhibit Number	Description	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IVAX DIAGNOSTICS, INC.

Dated:	April 27, 2007	By:	/s/ Giorgio D’Urso
Giorgio D’Urso,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/Giorgio D’Urso	Chief Executive Officer,	April 27, 2007
Giorgio D’Urso	President and Director
(Principal Executive Officer)

/s/Mark S. Deutsch	Chief Financial Officer	April 27, 2007
Mark S. Deutsch	and Vice President-Finance
(Principal Financial Officer)
(Principal Accounting Officer)

/s/Itzhak Krinsky, Ph.D.	Chairman of the Board of Directors	April 27, 2007
Itzhak Krinsky, Ph.D.

/s/Mark W. Durand	Director	April 27, 2007
Mark W. Durand

/s/Richard S. Egosi	Director	April 27, 2007
Richard S. Egosi

/s/Fernando L. Fernandez	Director	April 27, 2007
Fernando L. Fernandez

/s/Glenn L. Halpryn	Director	April 27, 2007
Glenn L. Halpryn

/s/John B. Harley, M.D	Director	April 27, 2007
John B. Harley, M.D.

/s/Jose J. Valdes-Fauli	Director	April 27, 2007
Jose J. Valdes-Fauli

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002