Form 10-Q
period 2007-03-31
IVAX DIAGNOSTICS INC
filed 2007-05-15
CIK 1095858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

27,649,887 shares of Common Stock, $ .01 par value, outstanding as of May 11, 2007.

IVAX DIAGNOSTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,452,070	$1,995,730
Marketable debt securities	6,725,000	6,650,000
Accounts receivable, net of allowances for doubtful accounts of $1,086,584 in 2007 and $1,093,070 in 2006	6,952,170	7,489,272
Inventories, net	5,798,681	5,557,528
Other current assets	1,071,268	1,183,571

Total current assets	22,999,189	22,876,101

Property, plant and equipment, net	2,253,922	2,301,580
Equipment on lease	333,626	386,762
Product license	1,255,936	1,255,936
Goodwill, net	6,722,725	6,722,725
Other assets	165,862	163,998

Total assets	$33,731,260	$33,707,102

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,053,450	$935,896
Accrued license payable	532,786	526,800
Accrued expenses and other current liabilities	3,051,414	3,048,285

Total current liabilities	4,637,650	4,510,981

Other long-term liabilities:
Deferred tax liabilities	587,962	572,089
Other long-term liabilities	909,633	885,890

Total other long-term liabilities	1,497,595	1,457,979

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding 27,649,887 in 2007 and 2006	276,498	276,498
Capital in excess of par value	40,799,663	40,781,825
Accumulated deficit	(13,014,488)	(12,776,202)
Accumulated other comprehensive loss	(465,658)	(543,979)

Total shareholders’ equity	27,596,015	27,738,142

Total liabilities and shareholders’ equity	$33,731,260	$33,707,102

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended March 31,	2007	2006
Net revenues	$4,946,190	$4,718,385
Cost of sales	1,958,381	1,984,653

Gross profit	2,987,809	2,733,732

Operating expenses:
Selling	1,353,416	1,491,835
General and administrative	1,454,634	1,438,797
Research and development	472,010	492,548

Total operating expenses	3,280,060	3,423,180

Loss from operations	(292,251)	(689,448)

Other income:
Interest income	88,983	119,787
Other income (expense), net	554	(10,907)

Total other income, net	89,537	108,880

Loss before income taxes	(202,714)	(580,568)

Provision for income taxes	35,572	15,606

Loss before cumulative effect of change in accounting principle	(238,286)	(596,174)

Cumulative effect of change in accounting principle	—	(201,000)

Net loss	$(238,286)	$(797,174)

Net loss per share, before cumulative effect of change in accounting principle
Basic and diluted	$(0.01)	$(0.02)

Cumulative effect of change in accounting principle, per share
Basic and diluted	$—	$(0.01)

Net loss per share
Basic and diluted	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	27,649,887	27,623,832

Diluted	27,649,887	27,623,832

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE, December 31, 2006	27,649,887	276,498	40,781,825	(12,776,202)	(543,979)	27,738,142
Comprehensive loss:
Net loss	—	—	—	(238,286)	—	(238,286)
Translation adjustment	—	—	—	—	78,321	78,321

Comprehensive loss						(159,965)
Stock compensation expense	—	—	17,838	—	—	17,838

BALANCE, March 31, 2007	27,649,887	$276,498	$40,799,663	$(13,014,488)	$(465,658)	$27,596,015

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2007	2006
Cash flows from operating activities:
Net loss	$(238,286)	$(797,174)
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	183,098	182,888
Cumulative effect of change in accounting principle	—	201,000
Net provision for doubtful accounts receivable	261	13,428
Non-cash compensation, including fair value adjustment of liability awards	(1,162)	6,000
Deferred income taxes	15,873	—
Changes in operating assets and liabilities:
Accounts receivable	593,390	(549,699)
Inventories	(214,999)	(104,171)
Other current assets	122,489	190,955
Other assets	—	(3,918)
Accounts payable and accrued expenses	101,095	(43,740)
Other long-term liabilities	32,472	27,541

Net cash flows provided by (used in) operating activities	594,231	(876,890)

Cash flows from investing activities:
Capital expenditures	(40,712)	(383,626)
Purchases of marketable securities	(575,000)	(5,702,966)
Sales of marketable securities	500,000	—
Acquisitions of equipment on lease	(27,571)	(59,012)

Net cash flows used in investing activities	(143,283)	(6,145,604)

Cash flows from financing activities:
Exercise of stock options	—	21,333

Net cash flows provided by financing activities	—	21,333

Effect of exchange rate changes on cash and cash equivalents	5,392	(3,847)

Net increase (decrease) in cash and cash equivalents	456,340	(7,005,008)
Cash and cash equivalents at the beginning of the period	1,995,730	11,479,568

Cash and cash equivalents at the end of the period	$2,452,070	$4,474,560

Supplemental disclosures:
Cash payment for interest	$—	$—

Cash payment for income taxes	$86,676	$87,147

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) GENERAL:

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments necessary to state fairly the results of operations, financial position, changes in stockholders equity and cash flows have been made. The results of operations, financial position, changes in stockholders equity and cash flows for the three months ended March 31, 2007 are not necessarily indicative of the results of operations, financial position, changes in stockholders equity and cash flows which may be reported for the remainder of 2007. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the IVAX Diagnostics, Inc. (“IVAX Diagnostics,” “the Company,” “we,” “us,” “our”) Annual Report on Form 10-K for the year ended December 31, 2006.

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

(2) STOCK-BASED COMPENSATION:

The Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), on January 1, 2006 resulted in a cumulative effect adjustment of $201,000, which reflects the change in classification of certain options granted in March 2001 from an equity award grant to a liability award in accordance with SFAS 123(R). The award has an acceleration provision, pursuant to which the holder of the award can accelerate the vesting by purchasing stock of the Company. Under SFAS 123(R), this award required reclassification as a liability. As of March 31, 2006, the resulting liability was reduced to $177,000 and the resulting fair value adjustment of $24,000 was reported as a reduction to general and administrative expenses in the three months ended March 31, 2006. As of March 31, 2007, the resulting liability was reduced to $4,000 from $23,000 at December 31, 2006. The resulting fair value adjustment of $19,000 for the three months ended March 31, 2007 was reported as a reduction to general and administrative expenses.

Valuations are based upon highly subjective assumptions about the future, including stock price volatility and exercise patterns. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee terminations. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the US Treasury yield curve in effect at the time of the grant.

Options granted under the Company’s option plans were granted at an option exercise price equal to the closing market value of the stock on the date of the grant and with vesting, primarily for Company employees, all at once after seven years or in equal annual amounts over a four year period, and, primarily for non-employee directors, immediately. The following charts summarize option activity as of March 31, 2007 and changes during the three months ended March 31, 2007 under the Company’s 1999 Performance Equity Plan (the “Performance Plan”) for options granted by the Company after the consummation of the merger with b2bstores.com and under the Company’s 1999 Stock Option Plan (the “1999 Plan”):

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	819,549	$3.97

Granted	—	—
Cancelled	—	—
Terminated	25,200	$5.81

Exercised	—	—

Outstanding at March 31, 2007	794,349	$3.92

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.35 – $2.40	180,500	6.2	$1.80	180,500	$1.80
$2.88 – $3.00	235,000	1.0	$2.98	60,000	$2.93
$4.35 – $4.91	160,000	8.2	$4.37	145,000	$4.37
$5.20 – $7.12	218,849	4.0	$6.33	212,886	$6.31

	794,349	4.5	$3.92	598,386	$4.14

The aggregate intrinsic value of the outstanding options and exercisable options was $0 and $1,100 at March 31, 2007 and December 31, 2006, respectively.

A summary of the status of the Company’s non-vested options as of March 31, 2007 and changes during the three month period is presented below:

Non-vested Options	Number of Shares	Weighted Average Grant-date Fair Value

Outstanding at December 31, 2006	211,925	$2.83
Granted	—	—
Vested	(5,962)	5.03
Terminated	(10,000)	4.25
Exercised	—	—

Outstanding at March 31, 2007	195,963	$2.70

As of March 31, 2007, there was $100,000 of unrecognized compensation costs, based on the fair value of unvested awards, related to non-vested share-based compensation arrangements granted under the Performance Plan. This cost is expected to be recognized over a weighted average period of 1.4 years. No windfall tax benefits were recognized in the three months ended March 31, 2007 or 2006.

(3) CASH EQUIVALENTS AND SHORT-TERM MARKETABLE SECURITIES:

The Company owns certain short-term investments in marketable debt securities with original maturities of three months or less that are classified as cash equivalents.

Substantially all cash and cash equivalents are presently held at one national securities brokerage firm. Accordingly, the Company is subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver the Company’s securities or if the brokerage firm should become bankrupt or otherwise insolvent. It is the Company’s intent to maintain a liquid portfolio to take advantage of investment opportunities and it is the Company’s policy to invest in select money market instruments, municipal securities and corporate issuers. At March 31, 2007 and December 31, 2006, the Company owned short-term marketable securities totaling $6,725,000 and $6,650,000, respectively. Short-term investments in marketable debt securities are primarily auction rate securities with final maturities longer than one year, but with interest rates resetting every 28 or 35 days through an auction mechanism. These short-term marketable securities consist primarily of taxable municipal bonds and government agency securities and were deemed short-term, classified as available for sale securities and recorded at cost which approximates market value based on quoted market prices. Realized gains and losses from sales of marketable securities are based on the specific identification method. For the three months ended March 31, 2007 and 2006, realized gains and losses were not material, as recorded book value approximated fair value. During the three months ended March 31, 2007, the Company received proceeds of $500,000 for the sale of marketable securities, and used $575,000 for the purchase of marketable securities. During the three months ended March 31, 2006, the Company used $5,702,966 for the purchase of marketable securities.

The contractual maturity dates of the Company’s investments in marketable debt securities at March 31, 2007 range from 2027 to 2045. The expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with and without prepayment penalties.

(4) INVENTORIES, NET:

Inventories, net consist of the following:

	March 31, 2007	December 31, 2006
Raw materials	$1,193,387	$1,190,933
Work-in-process	1,673,236	1,570,680
Finished goods	2,932,058	2,795,915

Total inventories, net	$5,798,681	$5,557,528

Total inventories include components for current or future versions of products and instrumentation, including approximately $1,278,000 and $1,264,000 in PARSEC® System instrumentation and instrument components at March 31, 2007 and December 31, 2006, respectively, in anticipation of our pending full commercial product launch.

(5) PRODUCT LICENSE:

In September 2004, the Company entered into a license agreement with an Italian diagnostics company to obtain a perpetual, worldwide, royalty-free license of product technology used by the Italian diagnostics company to manufacture hepatitis products. In exchange, the Company agreed to pay four milestone payments totaling 1,000,000 Euro upon the Italian diagnostics company’s achievement of certain enumerated performance objectives. In March 2005, the Company paid the first of these milestone payments, in the amount of $277,717. As a result of the satisfaction of the first milestone payment, the Company determined that payment of the three remaining milestone payments was probable and, consequently, an accrued license payable for the remaining 800,000 Euro was recorded during the first quarter of 2005. In September 2006, these remaining performance objectives, and the corresponding milestone payments, were slightly postponed. The delay had no effect on the carrying value of the product license. Following the completion of the second performance objective, a payment of $524,000 was made in December 2006 and the resulting accrued license payable in the accompanying consolidated balance sheet as of March 31, 2007 was $532,786. The Italian diagnostics company is now working to achieve the two remaining performance objectives during May 2007 and prior to or during October 2007, respectively. Among the other events and actions included in these future performance objectives are requirements that training be provided to the Company. This training has been, and will continue to be, expensed as incurred, and a corresponding amount will be recognized as a reduction to the product license recorded in the accompanying consolidated balance sheet. Amortization of the product license will begin following the successful technology transfer and initial sale of hepatitis products manufactured by the Company.

(6) EARNINGS PER SHARE:

A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

Three Months Ended March 31,	2007	2006
Basic weighted average shares outstanding	27,649,887	27,623,832
Effect of dilutive securities – stock options and warrants	—	—

Diluted weighted average number of shares outstanding	27,649,887	27,623,832

Not included in the calculation of diluted earnings per share because their impact is antidilutive:
Stock options and warrants outstanding	794,349	739,199

(7) INCOME TAXES:

The provision for income taxes consists of the following:

Three Months Ended March 31,	2007	2006
Current:
Domestic	$—	$—
Foreign	19,699	15,606
Deferred:
Domestic	15,873	—
Foreign	—	—

Total provision for income taxes	$35,572	$15,606

The Company’s income tax provision for the three months ended March 31, 2007 and March 31, 2006 was different from the amount computed on the income (loss) before income taxes at the statutory rate of 35% primarily due to the increase of the valuation allowance to offset the benefit of both domestic and foreign losses. No current domestic tax provision was recorded during the three months ended March 31, 2007 due to the expected utilization of prior period net operating losses to offset current domestic taxable income or for the three months ended March 31, 2006 due to the increase of the valuation allowance to offset the benefit of domestic losses. The foreign current income tax provisions for the three months ended March 31, 2007 and 2006 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

The Company has established a full valuation allowance on its net deferred tax assets, which are primarily comprised of net operating loss carryforwards. As of March 31, 2007 and December 31, 2006, the Company had no net domestic deferred tax asset, as domestic net operating losses generated prior to the merger with b2bstores.com were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets generated subsequent to March 14, 2001. On January 1, 2006, the Company recorded a net deferred tax liability of $508,597 relating to tax deductible goodwill as a result of applying Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”). SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an adjustment recorded to the opening balance of retained earnings. The Company elected to record the effects of applying SAB 108 using the cumulative effect transition method. The following table summarizes the effects (up to January 1, 2006) of applying the guidance of SAB 108:

	Cumulative effect prior to January 1, 2004	2004	2005	Adjustment recorded as of January 1, 2006
Deferred tax liabilities	$381,613	$63,492	$63,492	$508,597

The Company had previously determined that the adjustment was immaterial under its prior roll-over method policy and had not recognized a deferred tax liability with respect to domestic tax deductible goodwill.

As of March 31, 2007 and December 31, 2006, the Company had net deferred tax liabilities relating to tax deductible goodwill of $587,962 and $572,089, respectively, and recorded a corresponding deferred tax provision of $15,873 during the three months ended March 31, 2007. As a result of applying the cumulative effect transition method of SAB 108 in the fourth quarter of 2006, a domestic deferred tax provision was not recorded by the Company during the first quarter of 2006. Additionally, as of March 31, 2007 and

December 31, 2006, the Company had no net foreign deferred tax asset, as a full valuation allowance was provided during the first quarter of 2005 as a result of recent losses by the Company’s Italian operation, and additional allowances have been provided for losses occurring since that date through March 31, 2007. Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause the provision for income taxes to vary significantly from period to period.

The Company’s net operating loss carryforwards may be limited in the future as a result of the acquisition of IVAX by Teva.

(8) COMPREHENSIVE LOSS:

The components of the Company’s comprehensive loss are as follows:

Three Months Ended March 31,	2007	2006
Net loss	$(238,286)	$(797,174)
Foreign currency translation adjustments	78,321	142,139

Comprehensive loss	$(159,965)	$(655,035)

(9) CONCENTRATION OF CREDIT RISK:

The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts as required. The Company’s accounts receivables are generated from sales made from both the United States and Italy. As of March 31, 2007 and December 31, 2006, $5,132,595 and $5,476,166, respectively, of the Company’s total net accounts receivable were due in Italy. Of the total net accounts receivable, 60.8% at March 31, 2007 and 66.2% at December 31, 2006 were due from hospitals and laboratories controlled by the Italian government. The Company maintains allowances for doubtful accounts, particularly in Italy where payment cycles are longer than in the United States, for potential credit losses based on the age of the accounts receivable and the results of the Company’s periodic credit evaluations of its customers’ financial condition. Additionally, the Company periodically receives payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances. The Company may have anticipated collection of these amounts through a payment as described above, and, therefore, not provided an allowance for doubtful accounts for these amounts. Additional payments by governmental regions in Italy are possible, and, as a result, the Company may consider the potential receipt of those payments in determining its allowance for doubtful accounts.

(10) SEGMENT INFORMATION:

The Company’s management reviews financial information, allocates resources and manages its business by geographic region. The Domestic region, which includes corporate expenditures, contains the Company’s subsidiaries in the United States. The Italian region contains the Company’s subsidiary located in Italy. The information provided is based on internal reports and was developed and utilized by management for the sole purpose of tracking trends and changes in the results of the regions. The information, including the allocations of expense and overhead, was calculated based on a management approach and may not reflect the actual economic costs, contributions or results of operations of the regions as stand-alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the regions might differ but the relative trends would, in management’s view, likely not be materially impacted. The table below sets forth net revenue, loss from operations and assets by region.

Net Revenues by Region Three Months Ended March 31,	2007	2006
Domestic
External net revenues	$3,250,012	$3,099,950
Intercompany revenues	172,529	256,690

	3,422,541	3,356,640

Italian
External net revenues	1,696,178	1,618,435
Intercompany revenues	158,669	126,469

	1,854,847	1,744,904

Eliminations	(331,198)	(383,159)

Consolidated net revenues	$4,946,190	$4,718,385

Loss from Operations by Region Three Months Ended March 31,	2007	2006
Domestic	$(32,206)	$(302,789)
Italian	(253,888)	(393,793)
Eliminations	(6,157)	7,134

Loss from operations	$(292,251)	$(689,448)

Total Assets by Region	March 31, 2007	December 31, 2006
Domestic	$17,913,343	$17,753,722
Italian	15,817,917	15,953,380

Total assets	$33,731,260	$33,707,102

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

(12) RECENTLY ISSUED ACCOUNTING STANDARDS:

In July 2006, the Financial Accounting Standards Board (“FASB”), issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. The Company adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, the 2003-2006 tax years remain subject to examination by major tax jurisdictions.

As a result of the implementation of FIN 48, the Company recognized no material adjustments in the liability for unrecognized income tax benefits and, at the adoption date of January 1, 2007, the Company had no unrecognized tax benefits which would affect its effective tax rate if recognized. At March 31, 2007, the Company also had no unrecognized tax benefits. If uncertain tax positions had been recorded, then the Company would recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, no accrued interest related to uncertain tax positions has been recorded.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing a company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 will be effective for fiscal years that begin after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on its consolidated financial statements. However, it does not expect the effect to be significant.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 and the unaudited interim consolidated financial statements and the related notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

See the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, for further discussion of certain risks and uncertainties that could materially and adversely affect our business, operating results or financial condition. Many of these factors are beyond our control.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

OVERVIEW

Net losses totaled $238,000 and $797,000 for the three months ended March 31, 2007 and 2006, respectively. The net loss for the three months ended March 31, 2006 includes the $201,000 cumulative effect of a change in accounting principle recorded as the result of our adoption of SFAS 123(R). Operating losses were $292,000 and $689,000 in the three months ended March 31, 2007 and 2006, respectively. Net loss and loss from operations in the three months ended March 31, 2007 significantly improved compared to the three months ended March 31, 2006 primarily due to improvements in revenue and gross profit as well as a reduction in operating expenses. Revenue increased by $228,000 to $4,946,000 in the three months ended March 31, 2007, primarily due to increases in reagent sales volume to domestic instrumentation customers. A corresponding increase in gross profit of $254,000 to $2,988,000 in the three months ended March 31, 2007 occurred as a result of the increase in revenue and an improvement in gross profit as a percentage of net revenues to 60.4% from 58.0% in the three months ended March 31, 2007 and 2006, respectively. Operating expenses decreased $143,000 principally due to decreases in both domestic and, when excluding exchange rate fluctuations, Italian selling expenses. No significant fluctuations occurred in the first quarter of 2007 in either other income or income tax provision compared to the same period last year.

NET REVENUES AND GROSS PROFIT

Three months ended March 31,	2007	2006	Period over Period Increase/(Decrease)
Net Revenues
Domestic	$3,250,000	$3,100,000	$150,000
Italian	1,696,000	1,618,000	78,000

Total	4,946,000	4,718,000	228,000

Cost of Sales	1,958,000	1,984,000	(26,000)

Gross Profit	$2,988,000	$2,734,000	$254,000
% of Total Net Revenues	60.4%	58.0%

Net revenues for the three months ended March 31, 2007 increased $228,000, or 4.8%, from the three months ended March 31, 2006. This increase was comprised of increases in external net revenues of $150,000 from domestic operations and $78,000 from Italian operations. Domestic external net revenues in the three months ended March 31, 2007 increased by 4.8% from the same period of 2006 primarily due to volume increases of reagent sales to existing instrumentation customers. The increase in external net revenues from Italian operations of 4.8% includes the effect of an increase of $146,000 in revenue due to fluctuations of the United States dollar relative to the Euro, as further discussed in “Currency Fluctuations” below. As measured in Euros, Italian revenues in the first three months of 2007 decreased compared to revenues generated in the first quarter of 2006 principally due to the loss of a customer and a continuing trend of sales price reductions. Increased instrument sales to distributors of 50,000 Euro partially offset the decrease in Italian revenues as measured in Euros. Gross profit in the three months ended March 31, 2007 increased $254,000, or 9.3%, from the comparable period of 2006. The increase in gross profit was partially attributable to the increase in net revenues. The principal factor in the increase in gross profit as a percentage of net revenues to 60.4% in the three months ended March 31, 2007 from 58.0% in the three months ended March 31, 2006 was an improvement in the gross margin on the domestic sales of reagent kits, decreases in the provision for inventory obsolescence and amortization of equipment on lease, partially offset by the effect of lower sales prices in Italy.

OPERATING EXPENSES

Three months ended March 31,	2007	% of Revenue	2006	% of Revenue	Period over Period Increase/(Decrease)
Selling Expenses
Domestic	$783,000	15.8%	$895,000	19.0%	$(112,000)
Italian	570,000	11.5%	597,000	12.6%	(27,000)

Total	1,353,000	27.4%	1,492,000	31.6%	(139,000)

General and Administrative	1,455,000	29.4%	1,439,000	30.5%	16,000

Research and Development	472,000	9.5%	492,000	10.4%	(20,000)

Total Operating Expenses	$3,280,000	66.3%	$3,423,000	72.6%	$(143,000)

Selling expenses decreased $139,000 in the three months ended March 31, 2007 compared to the same period of 2006, principally as a result of a temporary reduction in domestic labor and travel costs, as well as lower instrument service expenses. Excluding the effects of the fluctuation in exchange rates, Italian selling expenses decreased 64,000 Euro due to lower labor costs in 2007 and one-time costs recorded in the first quarter of 2006. General and administrative expenses increased $16,000 in the three months ended March 31, 2007 compared to the same period of 2006 principally due to increased professional fees as well as increased facility costs, offset by lower insurance costs. Research and development expenses decreased $20,000 in the three months ended March 31, 2007 compared to the same period of 2006. Domestic expenses decreased from $179,000 in the first quarter of 2006 to $149,000 in the first quarter of 2007, while Italian research and development expenses, excluding the effect of exchange rate fluctuations, decreased from 261,000 Euro in the first quarter of 2006 to 246,000 Euro in the first quarter of 2007. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

LOSS FROM OPERATIONS

Losses from operations totaled $292,000 and $689,000 in the three months ended March 31, 2007 and 2006, respectively. The loss from operations in the three months ended March 31, 2007 was composed of a loss from Italian operations of $254,000 and a loss from domestic operations of $32,000. Loss from operations in the three months ended March 31, 2006 was composed of a loss from Italian operations of $394,000 and a loss from domestic operations of $303,000.

OTHER INCOME, NET

Interest income decreased to $89,000 in the three months ended March 31, 2007 from $120,000 in the same period of 2006 due principally to lower average cash balances invested during the first three months of 2007. Other income, net totaled $1,000 during the three months ended March 31, 2007, compared to other expense, net of $11,000 in the three months ended March 31, 2006. Amounts included in other income/expense, net in the periods ended March 31, 2007 and 2006 were primarily net foreign currency losses on transactions, particularly by our Italian subsidiary, which were denominated in currencies other than the subsidiary’s functional currency.

INCOME TAX PROVISION

During the three months ended March 31, 2007 and 2006, we recorded income tax provisions of $36,000 and $16,000, respectively. The current tax provision in 2007 relates to Italian local income taxes based upon applicable statutory rates effective in Italy while the deferred tax provision in 2007 relates to domestic tax deductible goodwill. The current tax provision in 2006 also relates to Italian local income taxes based upon applicable statutory rates effective in Italy. No current domestic tax provision or benefit was recorded in 2007 or 2006 as we have a net operating loss and a full valuation allowance against the domestic net deferred income tax assets.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

We recorded a cumulative effect of a change in accounting principle of $201,000 in the three months ended March 31, 2006 as a result of the change in classification of certain options granted in March 2001 from an equity award grant to a liability award in accordance with SFAS 123(R). The basic and diluted per common share effect of this change in accounting principle was $(0.01) in the three months ended March 31, 2006. A cumulative effect of a change in accounting principle was not recorded during the three months ended March 31, 2007.

NET LOSS

We generated net losses of $238,000 in the three months ended March 31, 2007 and $797,000 in the same period of 2006. Our basic and diluted net loss per common share was $0.01 in the three months ended March 31, 2007 compared to basic and diluted net loss per common share of $0.03 in the three months ended March 31, 2006. Net losses in the three months ended March 31, 2007 and 2006 resulted primarily from the various factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, our working capital was $18,362,000 compared to $18,365,000 at December 31, 2006. Cash and cash equivalents totaled $2,452,000 at March 31, 2007, as compared to $1,996,000 at December 31, 2006. Short-term marketable debt securities totaled $6,725,000 at March 31, 2007 and $6,650,000 at December 31, 2006, respectively. Our short-term marketable debt securities are primarily investments in auction rate debt securities with final maturities longer than one year, but with interest rates typically resetting every 28 or 35 days through an auction mechanism. These short-term marketable debt securities consist primarily of taxable municipal bonds and government agency securities and were deemed short-term, classified as available for sale securities and recorded at cost, which approximated market value based on quoted market prices. Substantially all of our cash and cash equivalents and short-term marketable debt securities are presently held at one national securities brokerage firm. Accordingly, we are subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver our securities or if the brokerage firm should become bankrupt or otherwise insolvent. We only invest in select money market instruments, municipal securities and corporate issuers.

Net cash flows of $594,000 were provided by operating activities during the three months ended March 31, 2007, compared to $877,000 that were used by operating activities during the three months ended March 31, 2006. Cash provided by operating activities during the first three months of 2007 were primarily the result of cash received from a reduction in accounts receivable, caused principally by an accounts receivable collection of approximately $630,000 from a governmental region in Italy in satisfaction of previously outstanding accounts receivable balances from hospitals located within the region. Cash flows provided by an increase in accounts payable and accrued expenses and a decrease in other current assets, partially offset by cash utilized to increase inventories, also contributed to net cash flows from operating activities in the first three months of 2007. Additionally, cash utilized by operating results during the first three months of 2007 of $40,000, from the combination of the net loss for the period and non-cash items, which include principally depreciation and amortization and deferred income taxes, partially offset the cash provided by operating activities. Cash used in the first three months of 2006 was principally the result of $394,000 utilized by operating results, adjusted for non-cash items, which include principally depreciation and amortization and the cumulative effect of change in accounting principle, and $550,000 used in operating activities due to increases in accounts receivable caused primarily by the increase in outstanding accounts receivable in Italy.

Net cash flows of $143,000 were used in investing activities during the three months ended March 31, 2007, as compared to $6,146,000 used during the same period of the prior year. The decrease in cash used for investing activities was primarily the result of our net investments in marketable securities, as well as capital expenditures, during 2006. Capital expenditures in 2006 occurred in Italy as a result of moving our Italian operations to a new facility and purchasing equipment which we expect to be necessary for the production of certain hepatitis products resulting from the license agreement we entered into in September 2004 with an Italian diagnostics company to obtain a perpetual, worldwide, royalty-free license of product technology used by the Italian diagnostics company to manufacture hepatitis products. Under this license agreement, we agreed to pay four milestone payments totaling 1,000,000 Euro upon the Italian diagnostics company’s achievement of certain enumerated performance objectives. In March 2005, we paid the first of these milestone payments, in the amount of $277,717. As a result of the satisfaction of the first milestone payment, we determined that payment of the three remaining milestone payments was probable and, consequently, an accrued license payable for the remaining 800,000 Euro was recorded during the first quarter of 2005. In September 2006, these remaining performance objectives, and the corresponding milestone payments, were slightly postponed. The delay had no effect on the carrying value of the product license. Following the completion of the second performance objective, a payment of $524,000 was made in December 2006 and the resulting accrued license payable in the accompanying balance sheet as of March 31, 2007 was $532,786. The Italian diagnostics company is now working to achieve the two remaining performance objectives during May 2007 and prior to or during October 2007, respectively. Among other events and actions included in these future performance objectives are requirements that training be provided to us. This training has been, and will continue to be, expensed as incurred and a corresponding amount will be recognized as a reduction to the product license recorded in the accompanying consolidated balance sheet. While we determined that our payment of the two remaining milestone payments is probable and believe that capitalization as a recoverable asset is appropriate, there remains a risk that we will not be able to obtain product technology that would enable us to manufacture our own hepatitis products or, if we obtain such product technology, that we will not be able to manufacture our own hepatitis products.

Cash provided by financing activities during the three months ended March 31, 2006 of $21,000 resulted from the exercise of stock options. There were no financing activities during the three months ended March 31, 2007.

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

We maintain allowances for doubtful accounts, particularly in Italy where payment cycles are longer than in the United States, for estimated losses resulting from the inability of our customers to make required or timely payments. Additionally, we periodically receive payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances. We may have anticipated collection of these amounts through a payment as described above, and, therefore, not provided an allowance for doubtful accounts for these amounts. Additional payments by governmental regions in Italy are possible, and, as a result, we may consider the potential receipt of those payments in determining our allowance for doubtful accounts. If contemplated payments are not received, or if we require additional allowances, our operating results could be materially adversely affected during the period in which the determination to increase the allowance for doubtful accounts is or was made.

We did not repurchase any of our common stock during the three months ended March 31, 2007 or 2006 as part of the common stock repurchase program approved by our Board of Directors in May 2002.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, allowance for doubtful accounts, inventories, intangible assets, income, stock compensation and other tax accruals, warranty obligations, the realization of long-lived assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our assumptions and estimates may, however, prove to have been incorrect and our actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and the judgments and estimates we make concerning their application have significant impact on our consolidated financial statements.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain allowances for doubtful accounts, particularly in Italy for the operations of our Italian subsidiary, for estimated losses resulting from the inability of our customers to make required payments. In many instances our receivables in Italy, while currently due and payable, take in excess of a year to collect. Additionally, the receipt of payments from governmental regions in Italy in satisfaction of previously outstanding accounts receivable balances from hospitals located within the region are possible. Consequently, we may consider the potential receipt of those types of payments in determining our allowance for doubtful accounts. If contemplated payments are not received when expected, or if the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, our operating results could be materially adversely affected during the period in which the determination to increase the allowance for doubtful accounts is or was made. Our allowances for doubtful accounts were $1,087,000 and $1,093,000 at March 31, 2007 and December 31, 2006, respectively. A provision for losses on accounts receivable of $261 was recorded in the first quarter of 2007, while $13,000 was recorded in the first quarter of 2006.

INVENTORY

We regularly review inventory quantities on hand, which include components for current or future versions of products and instrumentation. If necessary we record a provision for excess and obsolete inventory based primarily on our estimates of component obsolescence, product demand and production requirements. These estimates of future instrumentation and diagnostic kit product demand may prove to be inaccurate, in which case any resulting adjustments to the value of inventory would be recognized in our cost of goods sold at the time of such determination and could adversely affect our operating results. Inventory reserves were

$465,000 and $421,000 as of March 31, 2007 and December 31, 2006, respectively. A total of $55,000 was charged to cost and expenses during the first quarter of 2007, while $120,000 was charged in the first quarter of 2006. Included within our inventory balance at March 31, 2007 was approximately $1,278,000 in PARSEC® instrumentation and instrument components in anticipation of our pending full commercial product launch. A portion or all of this PARSEC® related inventory may become obsolete in the event future design changes are made to the PARSEC® System, improved instrument versions of the PARSEC® System are developed, or our estimates of future demand prove to be inaccurate. The impact of any such obsolescence could adversely affect our operating results.

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

Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).

INCOME TAXES

We account for income taxes on our consolidated financial statements on a stand-alone basis as if we had filed our own income tax returns. However, the pre-merger IVAX Diagnostics reported its income taxes until the merger with b2bstores.com as part of a consolidated group. Therefore, all domestic net operating losses generated prior to the merger were utilized by IVAX. Since the merger, we have experienced net domestic losses from operations. Accounting principles generally accepted in the United States require that we record a valuation allowance against the deferred tax asset associated with these losses if it is “more likely than not” that we will not be able to utilize the net operating loss to offset future taxes. Due to the cumulative net losses from the operations of our domestic operations since the merger, we have provided a full valuation allowance against domestic deferred tax assets as of March 31, 2007. Additionally, we have no net foreign deferred tax asset, as a full valuation allowance was established in March 2005 as a result of recent losses generated by our Italian operation. Over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of our net operating loss carryforwards and other temporary differences. Upon reaching such a conclusion, and upon such time as we reverse the entire valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. The Company adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, the 2003 - 2006 tax years remain subject to examination by major tax jurisdictions.

As a result of the implementation of FIN 48, we recognized no material adjustments in the liability for unrecognized income tax benefits and, at the adoption date of January 1, 2007, we had no unrecognized tax benefits which would affect our effective tax rate if recognized. At March 31, 2007, we also had no unrecognized tax benefits. If uncertain tax positions had been recorded, then we would recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, no accrued interest related to uncertain tax positions has been recorded.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing a company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 will be effective for fiscal years that begin after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS No. 159 on our consolidated financial statements. However, we do not expect the effect to be significant.

CURRENCY FLUCTUATIONS

During the three month periods ended March 31, 2007 and 2006, approximately 34.3% of our net revenues were generated in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the strength of the United States dollar against the Euro resulted in an increase of approximately $146,000 in net revenues for the three months ended March 31, 2007 compared to the same period of the prior year. During the three months ended March 31, 2007 and 2006, none of our subsidiaries were domiciled in a highly inflationary environment and the impact of inflation and changing prices on our net revenues and on our loss from continuing operations was not material.

Our Italian subsidiary represented 34.3% of our net revenues in the three months ended March 31, 2007. Conducting an international business inherently involves a number of difficulties, risks, and uncertainties, such as export and trade restrictions, inconsistent and changing regulatory requirements, tariffs and other trade barriers, cultural issues, longer payment cycles, problems in collecting accounts receivable, political instability, local economic downturns, seasonal reductions in business activity in Europe during the traditional summer vacation months, and potentially adverse tax consequences.

INCOME TAXES

We recognized tax provisions of $36,000 and $16,000 during the three months ended March 31, 2007 and 2006, respectively. Through March 14, 2001, the pre-merger IVAX Diagnostics reported its domestic income taxes as part of a consolidated group with IVAX. All domestic taxable losses generated prior to that date were utilized by IVAX. Effective March 14, 2001, as a result of the merger between b2bstores.com and the pre-merger IVAX Diagnostics, we were no longer included in the consolidated income tax returns of IVAX.

Our income tax provision for the three months ended March 31, 2007 was different from the amount computed on the income (loss) before income taxes at the statutory rate of 35% primarily due to the increase of the valuation allowance to offset the benefit of both domestic and foreign losses. The current income tax provisions of $20,000 and $16,000 for the three months ended March 31, 2007 and 2006, respectively, were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

As of March 31, 2007, we had no net domestic deferred tax asset, as domestic net operating losses generated prior to the merger were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets generated subsequent to March 14, 2001. Additionally, as of March 31, 2007, we had no net foreign deferred tax asset, as a full valuation allowance was provided during the first quarter of 2005 as a result of recent losses by our Italian operation. As of March 31, 2007, we had net deferred tax liabilities relating to tax deductible goodwill of $588,000 and we recorded a corresponding deferred tax provision of $16,000 during the three months ended March 31, 2007. As a result of applying the cumulative effect transition method of SAB 108 in the fourth quarter of 2006, a domestic deferred tax provision was not recorded by the Company during the first quarter of 2006. Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause our provision for income taxes to vary significantly from period to period. Upon such time as we reverse the entire valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

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

Item 4T—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in timely alerting them to material information relating to us required to be included in our periodic filings with the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2007 that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

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

IVAX Diagnostics, Inc.

Date: May 15, 2007	By:	/s/ Mark S. Deutsch
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