Form 10-Q
period 2007-06-30
IVAX DIAGNOSTICS INC
filed 2007-08-13
CIK 1095858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

27,649,887 shares of Common Stock, $ .01 par value, outstanding as of August 10, 2007.

IVAX DIAGNOSTICS, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,065,124	$1,995,730
Marketable debt securities	6,725,000	6,650,000
Accounts receivable, net of allowances for doubtful accounts of $1,370,505 in 2007 and $1,093,070 in 2006	6,950,515	7,489,272
Inventories, net	5,377,521	5,557,528
Other current assets	1,191,313	1,183,571

Total current assets	22,309,473	22,876,101

Property, plant and equipment, net	2,290,217	2,301,580
Equipment on lease, net	285,309	386,762
Product license	1,242,936	1,255,936
Goodwill, net	6,722,725	6,722,725
Other assets	166,088	163,998

Total assets	$33,016,748	$33,707,102

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$590,040	$935,896
Accrued license payable	537,837	526,800
Accrued expenses and other current liabilities	3,110,268	3,048,285

Total current liabilities	4,238,145	4,510,981

Other long-term liabilities:
Deferred tax liabilities	603,835	572,089
Other long-term liabilities	961,764	885,890

Total other long-term liabilities	1,565,599	1,457,979

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding 27,649,887 in 2007 and 2006	276,498	276,498
Capital in excess of par value	40,817,501	40,781,825
Accumulated deficit	(13,477,221)	(12,776,202)
Accumulated other comprehensive loss	(403,774)	(543,979)

Total shareholders’ equity	27,213,004	27,738,142

Total liabilities and shareholders’ equity	$33,016,748	$33,707,102

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Period Ended June 30,	Three months		Six months
	2007	2006	2007	2006
Net revenues	$5,121,164	$5,362,989	$10,067,354	$10,081,374
Cost of sales	2,141,448	2,392,984	4,099,829	4,377,637

Gross profit	2,979,716	2,970,005	5,967,525	5,703,737

Operating expenses:
Selling	1,374,017	1,409,976	2,727,433	2,901,811
General and administrative	1,577,284	1,305,164	3,031,918	2,743,961
Research and development	608,114	472,190	1,080,124	964,738

Total operating expenses	3,559,415	3,187,330	6,839,475	6,610,510

Loss from operations	(579,699)	(217,325)	(871,950)	(906,773)

Other income:
Interest income	90,483	110,728	179,466	230,515
Other income (expense), net	62,579	10,142	63,131	(765)

Total other income, net	153,062	120,870	242,597	229,750

Loss before income taxes	(426,637)	(96,455)	(629,353)	(677,023)
Provision for income taxes	36,094	21,621	71,666	37,227

Loss before cumulative effect of change in accounting principle	(462,731)	(118,076)	(701,019)	(714,250)
Cumulative effect of change in accounting principle	—	—	—	(201,000)

Net loss	$(462,731)	$(118,076)	$(701,019)	$(915,250)

Net loss per share, before cumulative effect of change in accounting principle
Basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.03)

Cumulative effect of change in accounting principle, per share
Basic and diluted	$—	$—	$—	$(0.01)

Net loss per share
Basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	27,649,887	27,632,876	27,649,887	27,628,379

Diluted	27,649,887	27,632,876	27,649,887	27,628,379

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE, December 31, 2006	27,649,887	$276,498	$40,781,825	$(12,776,202)	$(543,979)	$27,738,142
Comprehensive loss:
Net loss	—	—	—	(701,019)	—	(701,019)
Translation adjustment	—	—	—	—	140,205	140,205

Comprehensive loss						(560,814)
Stock-based compensation	—	—	35,676	—	—	35,676

BALANCE, June 30, 2007	27,649,887	$276,498	$40,817,501	$(13,477,221)	$(403,774)	$27,213,004

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2007	2006
Cash flows from operating activities:
Net loss	$(701,019)	$(915,250)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	386,546	381,688
Cumulative effect of change in accounting principle	—	201,000
Net provision for doubtful accounts receivable	272,564	129,043
Non-cash compensation, including fair value adjustments of liability awards	14,676	(89,521)
Loss on disposal of assets	—	18,680
Deferred income taxes	31,746	—
Changes in operating assets and liabilities:
Accounts receivable	372,789	(1,195,006)
Inventories	226,598	139,508
Other current assets	13,253	7,270
Other assets	1,331	(133,888)
Accounts payable and accrued expenses	(318,805)	323,571
Other long-term liabilities	77,980	62,819

Net cash flows provided by (used in) operating activities	377,659	(1,070,086)

Cash flows from investing activities:
Capital expenditures	(177,486)	(617,525)
Purchases of marketable securities	(575,000)	(8,750,000)
Sales of marketable securities	500,000	130,918
Acquisitions of equipment on lease	(57,358)	(110,477))

Net cash flows used in investing activities	(309,844)	(9,347,084)

Cash flows from financing activities:
Exercise of stock options	—	34,473

Net cash flows provided by financing activities	—	34,473

Effect of exchange rate changes on cash and cash equivalents	1,579	(54,893)

Net increase (decrease) in cash and cash equivalents	69,394	(10,437,590)
Cash and cash equivalents at the beginning of the period	1,995,730	11,479,568

Cash and cash equivalents at the end of the period	$2,065,124	$1,041,978

Supplemental disclosures:
Interest paid	$—	$—

Income tax payments	$86,676	$88,990

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) GENERAL:

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments necessary to state fairly the results of operations, financial position, changes in stockholders’ equity and cash flows have been made. The results of operations, financial position, changes in stockholders’ equity and cash flows for the six months ended June 30, 2007 are not necessarily indicative of the results of operations, financial position, changes in stockholders’ equity and cash flows which may be reported for the remainder of 2007. The year-end condensed balanced sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the IVAX Diagnostics, Inc. (“IVAX Diagnostics,” “the Company,” “we,” “us,” or “our”) Annual Report on Form 10-K for the year ended December 31, 2006.

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

(2) STOCK-BASED COMPENSATION:

The Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), on January 1, 2006 resulted in a cumulative effect adjustment of $201,000, which reflects the change in classification of certain options granted in March 2001 from an equity award grant to a liability award in accordance with SFAS 123(R). The award has an acceleration provision, pursuant to which the holder of the award can accelerate the vesting by purchasing stock of the Company. Under SFAS 123(R), this award required reclassification as a liability. Given the decline in the Company’s share price, the resulting liability was reduced to $62,000 as of June 30, 2006 and the resulting fair value adjustment of $139,000 was reported as a reduction to general and administrative expenses in the six months ended June 30, 2006. As of June 30, 2007, the resulting liability was reduced to $2,000 from $23,000 at December 31, 2006. The resulting fair value adjustment of $21,000 for the six months ended June 30, 2007 was reported as a reduction to general and administrative expenses.

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

Options granted under the Company’s option plans were granted at an option exercise price equal to the closing market value of the stock on the date of the grant and with vesting, primarily for Company employees, all at once after seven years or in equal annual amounts over a four year period, and, primarily for non-employee directors, immediately. The following charts summarize option activity as of June 30, 2007 and changes during the six months ended June 30, 2007 under the Company’s 1999 Performance Equity Plan (the “Performance Plan”) for options granted by the Company after the consummation of the merger with b2bstores.com and under the Company’s 1999 Stock Option Plan (the “1999 Plan”):

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	819,549	$3.97
Granted	—	—
Cancelled	—	—
Terminated	25,200	$5.81
Exercised	—	—

Outstanding at June 30, 2007	794,349	$3.92

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.35 - $2.40	180,500	6.0	$1.80	180,500	$1.80
$2.88 - $3.00	235,000	0.7	$2.98	60,000	$2.93
$4.35 - $4.91	160,000	8.0	$4.37	145,000	$4.37
$5.20 - $7.12	218,849	3.8	$6.33	212,886	$6.31

	794,349	4.2	$3.92	598,386	$4.14

The aggregate intrinsic value of the outstanding in the money and exercisable options was $0 and $1,100 at June 30, 2007 and December 31, 2006, respectively.

A summary of the status of the Company’s non-vested options as of June 30, 2007 and changes during the six months ended June 30, 2007 is presented below:

	Number of Shares	Weighted Average Grant-date Fair Value
Non-vested Options
Outstanding at December 31, 2006	211,925	$2.83
Granted	—	—
Vested	(5,962)	5.03
Terminated	(10,000)	4.25
Exercised	—	—

Outstanding at June 30, 2007	195,963	$2.70

As of June 30, 2007, there was $81,000 of unrecognized compensation costs, based on the fair value of unvested awards, related to non-vested share-based compensation arrangements granted under the Performance Plan. This cost is expected to be recognized over a weighted average period of 1.1 years. Due to continued losses no windfall tax benefits were recognized in the six months ended June 30, 2007 or 2006.

(3) CASH EQUIVALENTS AND SHORT-TERM MARKETABLE SECURITIES:

The Company owns certain short-term investments in marketable debt securities with original maturities of three months or less that are classified as cash equivalents.

Substantially all cash and cash equivalents are presently held at one national securities brokerage firm. Accordingly, the Company is subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver the Company’s securities or if the brokerage firm should become bankrupt or otherwise insolvent. It is the Company’s intent to maintain a liquid portfolio to take advantage of investment opportunities and it is the Company’s policy to invest in select money market instruments, municipal securities and corporate issuers. At June 30, 2007 and December 31, 2006, the Company owned short-term marketable securities totaling $6,725,000 and $6,650,000, respectively. Short-term investments in marketable debt securities are primarily auction rate securities with final maturities longer than one year, but with interest rates resetting every 28 or 35 days through an auction mechanism. These short-term marketable securities consist primarily of taxable municipal bonds and government agency securities and were deemed short-term, classified as available for sale securities and recorded at cost which approximates market value based on quoted market prices. Realized gains and losses from sales of marketable securities are based on the specific identification method. For the six months ended June 30, 2007 and 2006, realized gains and losses were not material, as recorded book value approximated fair value. During the six months ended June 30, 2007, the Company received proceeds of $500,000 from the sale of marketable securities, and used $575,000 for the purchase of marketable securities. During the six months ended June 30, 2006, the Company received proceeds of $131,000 from the sale of marketable securities and used $8,750,000 for the purchase of marketable securities.

The contractual maturity dates of the Company’s investments in marketable debt securities at June 30, 2007 range from 2027 to 2045. The expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with and without prepayment penalties.

(4) INVENTORIES, NET:

Inventories, net consist of the following:

	June 30, 2007	December 31, 2006
Raw materials	$1,202,289	$1,190,933
Work-in-process	1,641,161	1,570,680
Finished goods	2,534,071	2,795,915

Total inventories, net	$5,377,521	$5,557,528

Total inventories include components for current or future versions of products and instrumentation, including approximately $1,151,000 and $1,264,000 in PARSEC® System instrumentation and instrument components at June 30, 2007 and December 31, 2006, respectively, in anticipation of our pending full commercial product launch. Additionally, at June 30, 2007, included within fixed assets and equipment on lease were assets related to PARSEC® System instrumentation with a net book value of $386,000.

(5) PRODUCT LICENSE:

In September 2004, the Company entered into a license agreement with an Italian diagnostics company to obtain a perpetual, worldwide, royalty-free license of product technology used by the Italian diagnostics company to manufacture hepatitis products. In exchange, the Company agreed to pay four milestone payments totaling 1,000,000 Euro upon the Italian diagnostics company’s achievement of certain enumerated performance objectives. In March 2005, the Company paid the first of these milestone payments, in the amount of $277,717. As a result of the satisfaction of the first milestone payment, the Company determined that payment of the three remaining milestone payments was probable and, consequently, an accrued license payable for the remaining 800,000 Euro was recorded during the first quarter of 2005. In September 2006, these remaining performance objectives, and the corresponding milestone payments, were slightly postponed. The delay had no effect on the carrying value of the product license. Following the completion of the second performance objective, a payment of $524,000 was made in December 2006 and the resulting accrued license payable in the accompanying consolidated balance sheet as of June 30, 2007 is $537,837. The Italian diagnostics company is now working to achieve the two remaining performance objectives, the last of which is expected to be completed prior to or during October 2007. Among the other events and actions included in these future performance objectives are requirements that training be provided to the Company. This training has been, and will continue to be, expensed as incurred, and a corresponding amount will be recognized as a reduction to the product license recorded in the accompanying consolidated balance sheet. Amortization of the product license will begin following the successful technology transfer and initial sale of hepatitis products manufactured by the Company.

(6) EARNINGS PER SHARE:

A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

Period Ended June 30,	Three months		Six months
	2007	2006	2007	2006
Basic weighted average shares outstanding	27,649,887	27,632,876	27,649,887	27,628,379
Effect of dilutive securities – stock options and warrants	—	—	—	—

Diluted weighted average shares outstanding	27,649,887	27,632,876	27,649,887	27,628,379

Not included in the calculation of diluted earnings per share because their impact is antidilutive:
Stock options and warrants outstanding	794,349	721,049	794,349	721,049

(7) INCOME TAXES:

The provision for income taxes consists of the following:

Period Ended June 30,	Three months		Six months
	2007	2006	2007	2006
Current:
Domestic	—	—	—	—
Foreign	20,221	21,621	39,920	37,227
Deferred:
Domestic	15,873	—	31,746	—
Foreign	—	—	—	—

Total provision for income taxes	$36,094	$21,621	$71,666	$37,227

The Company’s income tax provisions for the three months and six months ended June 30, 2007 and 2006 were different from the amount computed on the loss before income taxes at the statutory rate of 35% primarily due to the increase of the valuation allowance to offset the benefit of both domestic and foreign losses. No current domestic tax provision was recorded during the three or six months ended June 30, 2007, or for the three months ended June 30, 2006, due to the expected utilization of prior period net operating losses to offset current domestic taxable income. No current domestic tax provision was recorded for the six months ended June 30, 2006 due to the increase of the valuation allowance to offset the benefit of domestic losses. The foreign current income tax provisions for the three months and six months ended June 30, 2007 and June 30, 2006 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

The Company has established a full valuation allowance on its net deferred tax assets, which are primarily comprised of net operating loss carryforwards. As of June 30, 2007 and December 31, 2006, the Company had no net domestic deferred tax asset, as domestic net operating losses generated prior to the merger with b2bstores.com were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets generated subsequent to March 14, 2001. On January 1, 2006, the Company recorded a net deferred tax liability of $508,597 relating to tax deductible goodwill as a result of applying Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”). SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an adjustment recorded to the opening balance of retained earnings. The Company elected to record the effects of applying SAB 108 using the cumulative effect transition method. The following table summarizes the effects (up to January 1, 2006) of applying the guidance of SAB 108:

	Cumulative effect prior to January 1, 2004	2004	2005	Adjustment recorded as of January 1, 2006
Deferred tax liabilities	$381,613	$63,492	$63,492	$508,597

The Company had previously determined that the adjustment was immaterial under its prior roll-over method policy and had not recognized a deferred tax liability with respect to domestic tax deductible goodwill.

As of June 30, 2007 and December 31, 2006, the Company had net deferred tax liabilities relating to tax deductible goodwill of $603,835 and $572,089, respectively, and recorded a corresponding deferred tax provision of $31,746 during the six months ended June 30, 2007. As a result of applying the cumulative effect transition method of SAB 108 in the fourth quarter of 2006, a domestic deferred tax provision was not recorded by the Company during the first six months of 2006. Additionally, as of June 30, 2007 and December 31, 2006, the Company had no net foreign deferred tax asset, as a full valuation allowance was provided during the first quarter of 2005 as a result of recent losses by the Company’s Italian operation, and additional allowances have been provided for losses occurring since that date through June 30, 2007. Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause the provision for income taxes to vary significantly from period to period.

(8) COMPREHENSIVE INCOME (LOSS):

The components of the Company’s comprehensive income (loss) are as follows:

Period Ended June 30,	Three months		Six months
	2007	2006	2007	2006
Net loss	$(462,731)	$(118,076)	$(701,019)	$(915,250)
Foreign currency translation adjustments	61,884	318,260	140,205	460,399

Comprehensive income (loss)	$(400,847)	$200,184	$(560,814)	$(454,851)

(9) CONCENTRATION OF CREDIT RISK:

The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts as required. The Company’s accounts receivable are generated from sales made from both the United States and Italy. As of June 30, 2007 and December 31, 2006, $4,807,173 and $5,476,166, respectively, of the Company’s total net accounts receivable were due in Italy. Of the total net accounts receivable, 56.7% at June 30, 2007 and 66.2% at December 31, 2006 were due from hospitals and laboratories controlled by the Italian government. The Company maintains allowances for doubtful accounts, particularly in Italy where payment cycles are longer than in the United States, for potential credit losses based on the age of the accounts receivable and the results of the Company’s periodic credit evaluations of its customers’ financial condition. Additionally, the Company periodically receives payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances. The Company may have anticipated collection of these amounts through a payment as described above, and, therefore, not provided an allowance for doubtful accounts for these amounts. Future payments by governmental regions in Italy are possible, and, as a result, the Company may consider the potential receipt of those payments in determining its allowance for doubtful accounts. If contemplated payments are not received when expected, or if negotiated agreements are not complied with in a timely manner or cancelled, the Company may provide additional allowances for doubtful accounts.

(10) SEGMENT INFORMATION:

The Company’s management reviews financial information, allocates resources and manages its business by geographic region. The Domestic region, which includes corporate expenditures, contains the Company’s subsidiaries in the United States. The Italian region contains the Company’s subsidiary located in Italy. The information provided is based on internal reports and was developed and utilized by management for the sole purpose of tracking trends and changes in the results of the regions. The information, including the allocations of expense and overhead, was calculated based on a management approach and may not reflect the actual economic costs, contributions or results of operations of the regions as stand-alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the regions might differ but the relative trends would, in management’s view, likely not be materially impacted. The table below sets forth net revenue, loss from operations, total assets and goodwill by region.

Net Revenues by Region	Three months		Six months
Period Ended June 30,	2007	2006	2007	2006
Domestic
External net revenues	$3,571,002	$3,528,641	$6,821,014	$6,628,591
Intercompany revenues	240,889	286,360	413,418	543,050

	3,811,891	3,815,001	7,234,432	7,171,641

Italian
External net revenues	1,550,162	1,834,348	3,246,340	3,452,783
Intercompany revenues	147,680	37,096	306,349	163,565

	1,697,842	1,871,444	3,552,689	3,616,348

Elimination	(388,569)	(323,456)	(719,767)	(706,615)

Consolidated net revenues	$5,121,164	$5,362,989	$10,067,354	$10,081,374

Loss from Operations by Region	Three months		Six months
Period Ended June 30,	2007	2006	2007	2006
Domestic	$293,622	$45,789	$261,416	$(257,000)
Italian	(843,207)	(289,906)	(1,097,095)	(683,699)
Elimination	(30,114)	26,792	(36,271)	33,926

Loss from operations	$(579,699)	$(217,325)	$(871,950)	$(906,773)

	June 30, 2007	December 31, 2006
Total Assets:
Domestic	$17,962,003	$17,753,722
Italian	15,054,745	15,953,380

Total assets	$33,016,748	$33,707,102

	June 30, 2007	December 31, 2006
Goodwill:
Domestic	$2,050,290	$2,050,290
Italian	4,672,435	4,672,435

Total goodwill	$6,722,725	$6,722,725

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

As a result of the implementation of FIN 48, the Company recognized no material adjustments in the liability for unrecognized income tax benefits and, at the adoption date of January 1, 2007, the Company had no unrecognized tax benefits which would affect its effective tax rate if recognized. At June 30, 2007, the Company also had no unrecognized tax benefits. If uncertain tax positions had been recorded, then the Company would recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, no accrued interest related to uncertain tax positions has been recorded.

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

•

the success of technological, strategic and business initiatives, including our automation strategy and our development and pending full commercial release of our new proprietary instrument system, named the PARSEC® System, and our upgraded version of the Mago® Plus instrument, named the Mago® 4;

•	our ability to receive regulatory approval for the PARSEC® System or Mago® 4 when expected, or at all;

•	the ability of the PARSEC® System or Mago® 4 to be available when expected, or at all;

•	the ability of the PARSEC® System or Mago® 4 to perform as expected;

•

the impact of the delay in the full commercial release of the PARSEC® System or the anticipated timing of the commercial release of the Mago® 4 on the judgments and estimates we have made with respect to our inventory, fixed assets, equipment on lease, goodwill and product intangibles and on our financial condition, operating results and cash flows;

•

the impact of the delay in the full commercial launch of the PARSEC® System in the United States on our international activities associated with the PARSEC® System and on our financial condition and operating results;

•

our ability to expand or maintain our customer base in light of the delay of the full commercial release of the PARSEC® System and the impact on our financial condition, operating results and cash flows;

•

the impact on our financial condition and operating results of making or changing judgments and estimates regarding our inventory, fixed assets, equipment on lease, goodwill and product intangibles as a result of future design changes to, or the development of improved instrument versions of, the PARSEC® System or Mago® 4 or as a result of future demand for the PARSEC® System or Mago® 4;

•	the ability of the PARSEC® System or Mago® 4 to be a source of revenue growth for us;

•	our ability to receive financial benefits or achieve improved operating results after the full commercial release of the PARSEC® System or Mago® 4;

•	the ability of the PARSEC® System or Mago® 4 to be a factor in our growth;

•	the ability of the PARSEC® System to expand the menu of test kits we offer;

•	making the PARSEC® System and Mago® 4 our primary products;

•	our ability to market the PARSEC® System or Mago® 4;

•	our customers’ integration of the PARSEC® System or Mago® 4 into their operations;

•	constantly changing, and our compliance with, governmental regulation;

•	the impact of our adoption or implementation of new accounting statements and pronouncements on our financial condition and operating results;

•	our limited operating revenues and history of primarily operational losses;

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

•

the impact of the delay in the full commercial release of the PARSEC® System on the judgments and estimates we have made with respect to our intangible assets relating to our hepatitis technology product license and on our financial condition, operating results and cash flows;

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

See the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, and in this Quarterly Report on Form 10-Q, for further discussion of certain risks and uncertainties that could materially and adversely affect our business, operating results or financial condition. Many of these factors are beyond our control.

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

RECENT DEVELOPMENTS

As a result of continuing delays in the development of the PARSEC® System, IVAX Diagnostics engaged a third party consulting firm to independently evaluate the PARSEC® System and the status of its development. The consulting firm recently reported that it is not likely that IVAX Diagnostics will be able to meet its previously announced target of the third quarter of 2007 for submitting its 510(k) application for the PARSEC® System to the Food and Drug Administration primarily as a result of the status of the proprietary operating system and other software components utilized in the development and operation of the instrument. IVAX Diagnostics is currently analyzing the consulting firm’s findings and is currently unable to provide guidance with respect to the future commercialization of the PARSEC® System. As of June 30, 2007, we had an aggregate of approximately $1.5 million of inventory, fixed assets and equipment on lease relating to the PARSEC® System, as well as approximately $4.7 million of goodwill attributable to our Italian operation. If we determine that all or a portion of these assets are obsolete or unrecoverable, then we would be required to record an impairment charge with respect to all or a portion of these amounts. The status of the PARSEC® System could also impact the progress of our efforts to begin marketing hepatitis test kits to be manufactured at our Italian operation pursuant to a hepatitis technology product license. At June 30, 2007, we had approximately $1.2 million of intangible assets and approximately $0.5 million of accrued payables relating to the hepatitis technology product license. If the progress of our efforts to begin marketing hepatitis test kits is adversely impacted, then we could be required to record an impairment charge with respect to all or a portion of these intangible assets and pay all or a portion of these accrued payables.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

OVERVIEW

Net loss for the six months ended June 30, 2007 was $701,000 compared to net loss of $915,000 for the same period of 2006. The net loss in 2006 included the $201,000 cumulative effect of a change in accounting principle as a result of our adoption of SFAS 123(R) as of January 1, 2006. Operating loss was $872,000 in the six months ended June 30, 2007 compared to operating loss of $907,000 in the same period of 2006. Net loss and loss from operations decreased in 2007 compared to 2006 due to an improvement in gross profit partially offset by an increase in operating expenses. Despite no significant variation in total net revenues, gross profit increased $263,000 to $5,967,000 in the six months ended June 30, 2007, or 59.3% of net revenues in the six months ended June 30, 2007, from 56.6% of net revenues in the six months ended June 30, 2006, due to an improvement in domestic gross profit percentage. Operating expenses increased $228,000 primarily due to increases in Italian general and administrative and research and development expenses partially offset by a decrease in domestic selling expenses. Other income increased $64,000 and interest income decreased $51,000 in the six months ended June 30, 2007 compared to the same period in 2006. Our tax provision was $72,000 for the six months ended June 30, 2007 compared to $37,000 in the same period last year.

NET REVENUES AND GROSS PROFIT

Six months ended June 30,	2007	2006	Period over Period Increase (Decrease)
Net Revenues
Domestic	$6,821,000	$6,629,000	$192,000
Italian	3,246,000	3,453,000	(207,000)

Total	10,067,000	10,082,000	(15,000)

Cost of Sales	4,100,000	4,378,000	(278,000)

Gross Profit	$5,967,000	$5,704,000	$263,000
% of Total Net Revenues	59.3%	56.6%

Net revenues for the six months ended June 30, 2007 decreased $15,000, or 0.1%, from the six months ended June 30, 2006. This decrease was comprised of a decrease of $207,000 in net revenues from Italian operations partially offset by an increase of $192,000 in net revenues from domestic operations. Domestic net revenues increased 2.9% from the same period of 2006 primarily due to volume increases in reagent sales to existing instrumentation customers. The 6.0% decline in net revenues from Italian operations includes the effect of an increase in revenue of $257,000 due to fluctuation of the United States dollar relative to the Euro, as further discussed in “Currency Fluctuations” below. As measured in Euros, Italian net revenues in the first six months of 2007 decreased 13.0% compared to Italian net revenues for the first six months of 2006 principally due to the loss of a significant customer, as well as due to smaller customer losses and the continuing trend of sales price reductions. Gross profit for the six months ended June 30, 2007 increased $263,000, or 4.6%, from the six months ended June 30, 2006. The principal factor in the increase in gross profit, and the increase in gross profit as a percentage of net revenues to 59.3% in the six months ended June 30, 2007 from 56.6% in the six months ended June 30, 2006, was the improved gross margin on domestic sales of reagent kits.

OPERATING EXPENSES

Six months ended June 30,	2007	% of Revenue	2006	% of Revenue	Period over Period Increase (Decrease)
Selling Expenses
Domestic	$1,592,000	15.8%	$1,785,000	17.7%	$(193,000)
Italian	1,135,000	11.3%	1,117.000	11.1%	18,000

Total	2,727,000	27.1%	2,902,000	28.8%	(175,000)

General and Administrative	3,032,000	30.1%	2,744,000	27.3%	288,000

Research and Development	1,080,000	10.7%	965,000	9.6%	115,000

Total Operating Expenses	$6,839,000	67.9%	$6,611,000	65.7%	$228,000

Selling expenses decreased $175,000 in the six months ended June 30, 2007 compared to the same period of 2006 as a result of a reduction in domestic selling expenses, principally due to lower travel and instrument service expenses. Excluding the effects of the fluctuation in exchange rates, Italian selling expenses decreased 56,000 Euro principally due to one-time costs recorded in the first six months of 2006. General and administrative expenses increased $288,000 in the six months ended June 30, 2007 compared to the same period of 2006 principally due to increased Italian bad debt expenses, $200,000 of which is related to a negotiated agreement with a governmental region in Italy which has not satisfied the obligations to which it has agreed, as well as increased domestic professional fees and the reduction in 2006 general and administrative expenses reported as the result of the fair value adjustment of the stock option liability award described in Note 2, Stock-Based Compensation. These increases were partially offset by lower insurance costs and domestic bad debt expenses during the six months ended June 30, 2007. Research and development expenses increased $115,000 in the six months ended June 30, 2007 compared to the same period of 2006. Domestic research and development expenses decreased from $354,000 in the first six months of 2006 to $325,000 in the first six months of 2007. Italian research and development expenses increased from 521,000 Euro in the first six months of 2006 to 567,000 Euro in the first six months of 2007 due to cost increases in both the hepatitis and instrumentation research projects currently ongoing in Italy. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

LOSS FROM OPERATIONS

Losses from operations were $872,000 during the six months ended June 30, 2007 and $907,000 during the six months ended June 30, 2006. The loss from operations in the six months ended June 30, 2007 was composed of a loss from Italian operations of $1,097,000 partially offset by income from domestic operations of $261,000. The loss from operations in the six months ended June 30, 2006 was composed of losses of $257,000 from domestic operations and $684,000 from Italian operations. Domestic operations include corporate expenditures, including costs required to maintain the Company’s status as a public company.

OTHER INCOME

Interest income decreased to $179,000 in the six months ended June 30, 2007 from $231,000 in the same period of 2006 due principally to lower average cash balances invested during the first six months of 2007. Other income, net totaled $63,000 during the six months ended June 30, 2007, compared to other expense, net of $1,000 in the six months ended June 30, 2006. Amounts included in other income (expense), net in the six months ended June 30, 2007 and 2006 were primarily net foreign currency gains or losses on transactions, particularly by our Italian subsidiary, which were denominated in currencies other than the subsidiary’s functional currency.

INCOME TAX PROVISION

During the six months ended June 30, 2007 and June 30, 2006, we recorded income tax provisions of $72,000 and $37,000, respectively. The current tax provision in 2007 relates to Italian local income taxes based upon applicable statutory rates effective in Italy while the deferred tax provision in 2007 relates to domestic tax deductible goodwill. The current tax provision in 2006 relates to Italian local income taxes based upon applicable statutory rates effective in Italy. No current domestic tax provision or benefit was recorded in 2007 or 2006 as we have a net operating loss and a full valuation allowance against the domestic net deferred income tax assets.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

We recorded a cumulative effect of a change in accounting principle of $201,000 in the six months ended June 30, 2006 as a result of the change in classification of certain options granted in March 2001 from an equity award grant to a liability award in accordance with SFAS 123(R). The basic and diluted per common share effect of this change in accounting principle was $(0.01) in the six months ended June 30, 2006. A cumulative effect of a change in accounting principle was not recorded during the six months ended June 30, 2007.

NET LOSS

We generated a net loss of $701,000 in the six months ended June 30, 2007 compared to a net loss of $915,000 in the same period of 2006. Our basic and diluted net loss per common share was $0.03 in the six months ended June 30, 2007 compared to basic and diluted net loss per common share of $0.04 in the six months ended June 30, 2006. Net losses in the six months ended June 30, 2007 and 2006 resulted primarily from the various factors discussed above.

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

OVERVIEW

Net losses totaled $463,000 and $118,000 for the three months ended June 30, 2007 and 2006, respectively. Operating losses were $580,000 and $217,000 in the three months ended June 30, 2007 and 2006, respectively. Net loss and loss from operations in the three months ended June 30, 2007 increased compared to the three months ended June 30, 2006 primarily due to an increase in operating expenses of $372,000, principally due to increases in Italian general and administrative and research and development expenses. Despite a decline in total net revenues of $242,000 caused by lower Italian net revenues, total gross profit remained relatively unchanged due to improved gross margin on domestic sales of reagent kits, allowing gross profit as a percentage of net revenues to increase from 55.4% of net revenues in the three months ended June 30, 2006 to 58.2% of net revenues in the three months ended

June 30, 2007. Other income increased $53,000 and interest income decreased $20,000 in the three months ended June 30, 2007 compared to the same period in 2006. Our tax provision was $36,000 for the three months ended June 30, 2007 compared to $22,000 in the same period last year.

NET REVENUES AND GROSS PROFIT

Three months ended June 30,	2007	2006	Period over Period Increase (Decrease)
Net Revenues
Domestic	$3,571,000	$3,529,000	$42,000
Italian	1,550,000	1,834,000	(284,000)

Total	5,121,000	5,363,000	(242,000)

Cost of Sales	2,141,000	2,393,000	(252,000)

Gross Profit	$2,980,000	$2,970,000	$10,000
% of Total Net Revenues	58.2%	55.4%

Net revenues for the three months ended June 30, 2007 decreased $242,000, or 4.5%, from the three months ended June 30, 2006. This decrease was comprised of a decrease in net revenues of $284,000 from Italian operations, partially offset by an increase in net revenues of $42,000 from domestic operations. The increase in net revenues from domestic operations was primarily the result of an increase in domestic reagent sales partially offset by a reduction in revenue from antigen sales. The decrease in net revenues from Italian operations of 15.5% includes the effect of an increase in revenue of $100,000 due to fluctuations of the United States dollar relative to the Euro, as further discussed in “Currency Fluctuations” below. As measured in Euros, Italian revenues in the three months ended June 30, 2007 decreased 21.3% compared to revenues generated in the same period of 2006 principally due to volume decreases caused principally by a decrease of instrument sales to distributors and the loss of a significant customer. Additionally, a continuing trend of sales price reductions contributed to the decrease in revenue. Gross profit in the three months ended June 30, 2007 increased $10,000, or less than 1%, from the comparable period of 2006. The principal factor in the reduction in cost of sales, and the increase in gross profit as a percentage of net revenues to 58.2% in the three months ended June 30, 2007 from 55.4% in the three months ended June 30, 2006, was the improved gross margin on domestic sales of reagent kits.

OPERATING EXPENSES

Three months ended June 30,	2007	% of Revenue	2006	% of Revenue	Period over Period Increase (Decrease)
Selling Expenses
Domestic	$809,000	15.8%	$890,000	16.6%	$(81,000)
Italian	565,000	11.0%	520,000	9.7%	45,000

Total	1,374,000	26.8%	1,410,000	26.3%	(36,000)

General and Administrative	1,577,000	30.8%	1,305,000	24.3%	272,000

Research and Development	608,000	11.9%	472,000	8.8%	136,000

Total Operating Expenses	$3,559,000	69.5%	$3,187,000	59.4%	$372,000

Selling expenses decreased $36,000 in the three months ended June 30, 2007 compared to the same period of 2006 as a result of a reduction in domestic selling expenses, principally due to lower travel and instrument service expenses. Excluding the effects of the fluctuation in exchange rates, Italian selling expenses had a minimal increase of 7,000 Euro. General and administrative expenses increased $272,000 in the three months ended June 30, 2007 compared to the same period of 2006 principally due to increased Italian bad debt expenses, $200,000 of which is related to a negotiated agreement with a governmental region in Italy which has not satisfied the obligations to which it has agreed, as well as the reduction of 2006 general and administrative expenses reported as the result of the fair value adjustment of the stock option liability award described in Note 2, Stock-Based Compensation. These increases were partially offset by lower insurance costs and domestic bad debt expenses. Research and development expenses increased $136,000 in the three months ended June 30, 2007 compared to the same period of 2006 due to increases in Italian research and development expenditures. Italian research and development expenses increased from 260,000 Euro in the three months ended June 30, 2006 to 321,000 Euro in the three months ended June 30, 2007 due to an increase in cost of instrumentation related research projects currently ongoing in Italy. Domestic research and development expenses remained essentially unchanged at approximately $175,000 for the three months ended June 30, 2007 and 2006. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

LOSS FROM OPERATIONS

Losses from operations totaled $580,000 and $217,000 in the three months ended June 30, 2007 and 2006, respectively. The loss from operations in the three months ended June 30, 2007 was composed of a loss from Italian operations of $843,000 partially offset by income from domestic operations of $294,000. The loss from operations in the three months ended June 30, 2006 was composed of a loss from Italian operations of $290,000 and income from domestic operations of $46,000. Domestic operations include corporate expenditures, including costs required to maintain the Company’s status as a public company.

OTHER INCOME, NET

Interest income decreased to $90,000 in the three months ended June 30, 2007 from $111,000 in the same period of 2006 due principally to lower average cash balances invested during the three months ended June 30, 2007 compared to the same period in the prior year. Other income, net totaled $63,000 during the three months ended June 30, 2007, compared to $10,000 in the three months ended June 30, 2006. Amounts included in other income, net in the six months ended June 30, 2007 and 2006 were primarily net foreign currency losses on transactions, particularly by our Italian subsidiary, which were denominated in currencies other than the subsidiary’s functional currency.

INCOME TAX PROVISION

During the three months ended June 30, 2007 and 2006, we recorded income tax provisions of $36,000 and $22,000, respectively. The current tax provision in 2007 relates to Italian local income taxes based upon applicable statutory rates effective in Italy while the deferred tax provision in 2007 relates to domestic tax deductible goodwill. The current tax provision in 2006 relates to Italian local income taxes based upon applicable statutory rates effective in Italy. No current domestic tax provision or benefit was recorded in 2007 or 2006 as we have a net operating loss and a full valuation allowance against the domestic net deferred income tax assets.

NET LOSS

We generated net losses of $463,000 in the three months ended June 30, 2007 and $118,000 in the same period of 2006. Our basic and diluted net loss per common share was $0.02 in the three months ended June 30, 2007 compared to basic and diluted net loss per common share of $0.01 in the three months ended June 30, 2006. Net losses in the three months ended June 30, 2007 and 2006 resulted primarily from the various factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, our working capital was $18,071,000 compared to $18,365,000 at December 31, 2006. Cash and cash equivalents totaled $2,065,000 at June 30, 2007, as compared to $1,996,000 at December 31, 2006. Short-term marketable debt securities totaled $6,725,000 at June 30, 2007 and $6,650,000 at December 31, 2006. Our short-term marketable debt securities are primarily investments in auction rate debt securities with final maturities longer than one year, but with interest rates typically resetting every 28 or 35 days through an auction mechanism. These short-term marketable debt securities consist primarily of taxable municipal bonds and government agency securities and were deemed short-term, classified as available for sale securities and recorded at cost, which approximated market value based on quoted market prices. Substantially all of our cash and cash equivalents and short-term marketable debt securities are presently held at one national securities brokerage firm. Accordingly, we are subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver our securities or if the brokerage firm should become bankrupt or otherwise insolvent. We only invest in select money market instruments, municipal securities and corporate issuers.

Net cash flows of $378,000 were provided by operating activities during the six months ended June 30, 2007, compared to $1,070,000 that were used by operating activities during the six months ended June 30, 2006. Cash provided by operating activities during the first six months of 2007 was partially the result of cash received from a reduction in accounts receivable, including the effect of an accounts receivable collection in satisfaction of previously outstanding accounts receivable balances of $630,000 based upon a negotiated agreement with a governmental region in Italy acting on behalf of hospitals located within the region. Cash flows provided by a reduction in inventory, offset by cash utilized to decrease accounts payable and accrued expenses, also contributed to net cash flows from operating activities in the first six months of 2007. Additionally, cash provided by operating results during the first six months of 2007 of $5,000, from the combination of the net loss for the period and non-cash items, which include principally depreciation and amortization and the provision for doubtful accounts receivable, slightly increased total net cash provided by operating activities. Cash used in operating activities during the first six months of 2006 was principally the result of $274,000 from the combination of net loss for the period and non-cash items, which include principally depreciation and amortization and the cumulative effect of change in accounting principle, cash used in operating activities due to increases in accounts receivable caused primarily by the increase in outstanding accounts receivable in Italy, and cash provided from an increase in accounts payable and accrued expenses.

Net cash flows of $310,000 were used in investing activities during the six months ended June 30, 2007, as compared to $9,347,000 used during the same period of the prior year. The decrease in cash used for investing activities was primarily the result of our net investments in marketable securities, as well as capital expenditures, during 2006. Capital expenditures in 2006 occurred in Italy as a result of moving our Italian operations to a new facility and purchasing equipment which we expect to be necessary for the production of certain hepatitis products resulting from the license agreement we entered into in September 2004 with an Italian diagnostics company to obtain a perpetual, worldwide, royalty-free license of product technology used by the Italian diagnostics company to manufacture hepatitis products. Under this license agreement, we agreed to pay four milestone payments totaling 1,000,000 Euro upon the Italian diagnostics company’s achievement of certain enumerated performance objectives. In March 2005, we paid the first of these milestone payments, in the amount of $277,717. As a result of the satisfaction of the first milestone payment, we determined that payment of the three remaining milestone payments was probable and, consequently, an accrued license payable for the remaining 800,000 Euro was recorded during the first quarter of 2005. In September 2006, these remaining performance objectives, and the corresponding milestone payments, were slightly postponed. The delay had no effect on the carrying value of the product license. Following the completion of the second performance objective, a payment of $524,000 was made in December 2006 and the resulting accrued license payable in the accompanying balance sheet as of June 30, 2007 is $537,837. The Italian diagnostics company is now working to achieve the two remaining performance objectives, the last of which is expected to be completed prior to or during October 2007. Among other events and actions included in these future performance objectives are requirements that training be provided to us. This training has been, and will continue to be, expensed as incurred and a corresponding amount will be recognized as a reduction to the product license recorded in the accompanying consolidated balance sheet. While we determined that our payment of the two remaining milestone payments is probable and believe that capitalization as a recoverable asset is appropriate, there remains a risk that we will not be able to obtain product technology that would enable us to manufacture our own hepatitis products or, if we obtain such product technology, that we will not be able to manufacture our own hepatitis products.

Cash provided by financing activities during the six months ended June 30, 2006 of $34,000 resulted from the exercise of stock options. There were no financing activities during the six months ended June 30, 2007. We did not repurchase any of our common stock during the six months ended June 30, 2007 or 2006 as part of the common stock repurchase program approved by our Board of Directors in May 2002.

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

We maintain allowances for doubtful accounts, particularly in Italy where payment cycles are longer than in the United States, for estimated losses resulting from the inability of our customers to make required or timely payments. Additionally, we periodically receive payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances. We may anticipate collection of these amounts through a payment as described above, and, therefore, not provide an allowance for doubtful accounts for these amounts. Additional payments by governmental regions in Italy are possible, and, as a result, we may consider the potential receipt of those payments in determining our allowance for doubtful accounts. If contemplated payments are not received, if existing agreements are not complied with or cancelled, or if we require additional allowances, our operating results could be materially adversely affected during the period in which the determination to increase the allowance for doubtful accounts is or was made.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain allowances for doubtful accounts, particularly in Italy for the operations of our Italian subsidiary, for estimated losses resulting from the inability of our customers to make required payments. In many instances our receivables in Italy, while currently due and payable, take in excess of a year to collect. Additionally, we may receive payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances. Consequently, we may consider the potential receipt of those types of payments in determining our allowance for doubtful accounts. If contemplated payments are not received when expected, if negotiated agreements are not complied with in a timely manner or at all, or if the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, then our operating results could be materially adversely affected during the period in which the determination to increase the allowance for doubtful accounts is or was made. Our allowances for doubtful accounts were $1,371,000 and $1,093,000 at June 30, 2007 and December 31, 2006, respectively. A net provision for losses on accounts receivable of $273,000 was recorded in the first six months of 2007, while $129,000 was recorded in the first six months of 2006.

INVENTORY

We regularly review inventory quantities on hand, which include components for current or future versions of products and instrumentation. If necessary we record a provision for excess and obsolete inventory based primarily on our estimates of component obsolescence, product demand and production requirements. These estimates of future instrumentation and diagnostic kit product demand may prove to be inaccurate, in which case any resulting adjustments to the value of inventory would be recognized in our cost of goods sold at the time of such determination and could adversely affect our operating results. Inventory reserves were $512,000 and $421,000 as of June 30, 2007 and December 31, 2006, respectively. A total of $88,000 was charged to cost and expenses during the first six months of 2007, while $96,000 was charged in the first six months of 2006. Included within our inventory balance at June 30, 2007 was approximately $1,151,000 in PARSEC® instrumentation and instrument components in anticipation of our pending full commercial product launch. Additionally, at June 30, 2007, included within fixed assets and equipment on lease were assets related to PARSEC® System instrumentation with a net book value of $386,000. A portion or all of this PARSEC® related inventory, fixed assets or equipment on lease may become obsolete in the event that a decision is made that the commercial launch of the PARSEC® System will be further delayed or ultimately cancelled, future design changes are made to the PARSEC® System, improved instrument versions of the PARSEC® System are developed, or our estimates of future demand prove to be inaccurate. The impact of any such obsolescence could adversely affect our financial condition and operating results.

GOODWILL AND OTHER INTANGIBLES

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, we analyze our goodwill at year-end for impairment issues and when triggering events of a possible impairment occur. In assessing the recoverability of our goodwill and other intangibles, we made assumptions regarding, among other things, estimated future cash flows, including current and projected levels of income, success of research and development projects, business trends, prospects and market conditions, to determine the fair value of the respected assets. If these or other estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Any resulting impairment loss would be recorded as a charge against our earnings and could have a material adverse impact on our financial condition and results of operations.

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

INCOME TAXES

We account for income taxes on our consolidated financial statements on a stand-alone basis as if we had filed our own income tax returns. However, the pre-merger IVAX Diagnostics reported its income taxes until the merger with b2bstores.com as part of a consolidated group. Therefore, all domestic net operating losses generated prior to the merger were utilized by IVAX. Since the merger, we have experienced net domestic losses from operations. Accounting principles generally accepted in the United States require that we record a valuation allowance against the deferred tax asset associated with these losses if it is “more likely than not” that we will not be able to utilize the net operating loss to offset future taxes. Due to the cumulative net losses from the operations of our domestic operations since the merger, we have provided a full valuation allowance against domestic deferred tax assets as of June 30, 2007. Additionally, we have no net foreign deferred tax asset, as a full valuation allowance was established in March 2005 as a result of recent losses generated by our Italian operation. Over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of our net operating loss carryforwards and other temporary differences. Upon reaching such a conclusion, and upon such time as we reverse the entire valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

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

As a result of the implementation of FIN 48, we recognized no material adjustments in the liability for unrecognized income tax benefits and, at the adoption date of January 1, 2007, we had no unrecognized tax benefits which would affect our effective tax rate if recognized. At June 30, 2007, we also had no unrecognized tax benefits. If uncertain tax positions had been recorded, then we would recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, no accrued interest related to uncertain tax positions has been recorded.

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

CURRENCY FLUCTUATIONS

During the six months ended June 30, 2007 and 2006, approximately 32.2% and 34.1%, respectively, of our net revenues were generated in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the relative weakness of the United States dollar against the Euro resulted in an increase of approximately $257,000 in net revenues for the six months ended June 30, 2007 and an increase of $100,000 in net revenues for the three months ended June 30, 2007 compared to the same periods of the prior year. During the six months ended June 30, 2007 and 2006, none of our subsidiaries were domiciled in a highly inflationary environment and the impact of inflation and changing prices on our net revenues and on our loss from continuing operations was not material.

Our Italian subsidiary represented 32.2% of our net revenues in the six months ended June 30, 2007. Conducting an international business inherently involves a number of difficulties, risks, and uncertainties, such as export and trade restrictions, inconsistent and changing regulatory requirements, tariffs and other trade barriers, cultural and labor and employment law issues, longer payment cycles, problems in collecting accounts receivable, political instability, local economic downturns, seasonal reductions in business activity in Europe during the traditional summer vacation months, and potentially adverse tax consequences.

INCOME TAXES

We recognized tax provisions of $72,000 and $37,000 during the six months ended June 30, 2007 and 2006, respectively, and tax provisions of $36,000 and $22,000 during the three months ended June 30, 2007 and 2006, respectively. Through March 14, 2001, the pre-merger IVAX Diagnostics reported its domestic income taxes as part of a consolidated group with IVAX. All domestic taxable losses generated prior to that date were utilized by IVAX. Effective March 14, 2001, as a result of the merger between b2bstores.com and the pre-merger IVAX Diagnostics, we were no longer included in the consolidated income tax returns of IVAX.

Our income tax provision for the six months ended June 30, 2007 was different from the amount computed on the loss before income taxes at the statutory rate of 35% primarily due to the increase of the valuation allowance to offset the benefit of both domestic and foreign losses. The current income tax provisions of $40,000 and $37,000 for the six months ended June 30, 2007 and 2006, respectively, were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

As of June 30, 2007, we had no net domestic deferred tax asset, as domestic net operating losses generated prior to the merger were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets generated subsequent to March 14, 2001. Additionally, as of June 30, 2007, we had no net foreign deferred tax asset, as a full valuation allowance was provided during the first quarter of 2005 as a result of recent losses by our Italian operation. As of June 30, 2007, we had net deferred tax liabilities relating to tax deductible goodwill of $604,000 and we recorded a corresponding deferred tax provision of $32,000 during the six months ended June 30, 2007. As a result of applying the cumulative effect transition method of SAB 108 in the fourth quarter of 2006, a domestic deferred tax provision was not recorded by the Company during the first six months of 2006. Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause our provision for income taxes to vary significantly from period to period. Upon such time as we reverse the entire valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

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

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Requirements of Section 404

Under the rules and regulations of the Securities and Exchange Commission, we are currently not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we file our Annual Report on Form 10-K for our fiscal year ending December 31, 2007, so long as we continue to meet the definition of a non-accelerated filer. In our Annual Report on Form 10-K for the year ending December 31, 2007, our management will be required to provide an assessment as to the effectiveness of our internal control over financial reporting, which assessment will be deemed furnished to rather than filed with the Securities and Exchange Commission. In our Annual Report on Form 10-K for the year ending December 31, 2008 and for each fiscal year thereafter, our management will be required to provide an assessment as to the effectiveness of our internal control over financial reporting and our independent registered public accounting firm will be required to provide an attestation as to the effectiveness of our internal control over financial reporting, which assessment and attestation will be filed with the Securities and Exchange Commission. The assessment and attestation processes required by Section 404 are relatively new to us. Accordingly, we may encounter problems or delays in completing our obligations and receiving an unqualified report on our internal control over financial reporting by our independent registered public accounting firm.

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

Item 1A - Risk Factors

Except as described below, there have not been any material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006. You should carefully consider the risks described below. These and other risks could materially and adversely affect our business, operating results or financial condition. The risks described below are not the only risks we face. Additional risks not presently known to us or other factors that we do not presently perceive to present significant risks to us at this time may also impair our operations. You should also refer to the other risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, subject to the modifications and additions described below.

Our strategic initiatives, including our automation strategy, our development and commercial release of our new proprietary instrument system and upgraded version of our existing Mago® Plus instrument and the expansion of our menu of test kits, may not be successful.

Our test kits are designed to be performed either manually or in an automated format. We also design and manufacture our laboratory instruments to perform tests in a fully-automated mode. In furtherance of our automation strategy, we have developed a new proprietary instrument system, named the PARSEC® System. While deliveries of the PARSEC® System to customer laboratories abroad have already begun on a select basis, we intend to seek 510(k) clearance from the Food and Drug Administration, or FDA, for the PARSEC® System in the United States. Additionally, we are developing an upgraded version of our existing Mago® Plus instrument, which will be named the Mago® 4. We also intend to seek 510(k) clearance from the FDA for the Mago® 4 in the United States as well as all necessary regulatory approvals abroad. Accordingly, commercial deliveries of the PARSEC® System and the Mago® 4 in the United States will await regulatory clearance of their respective 510(k) applications, and commercial deliveries of the Mago® 4 abroad will await all necessary regulatory approvals in the applicable foreign jurisdictions. There can be no assurance that we will be able to obtain 510(k) clearance from the FDA for the PARSEC® System or the Mago® 4 when anticipated or at all or that we will be able to obtain all necessary regulatory approvals abroad for the Mago® 4 when anticipated or at all. Furthermore, there can be no assurance that our international activities associated with the PARSEC® System will not be impacted by the delay in the full commercial launch of the PARSEC® System in the United States. Additionally, there can be no assurance that our financial condition, operating results or cash flows or the judgments and estimates we have made with respect to our inventory, fixed assets, equipment on lease, goodwill and product intangibles will not be impacted by the delay in the full commercial release of the PARSEC® System or the anticipated timing of the commercial release of the Mago® 4.

The development and marketing of new or enhanced products, including, without limitation, the PARSEC® System and the Mago® 4, is a complex and uncertain process. Accordingly, we cannot be certain that:

•	the PARSEC® System or the Mago® 4 will be available when expected or at all,

•	the PARSEC® System or the Mago® 4 will perform as expected,

•	the PARSEC® System and the Mago® 4 will become our primary products,

•	the PARSEC® System will enable us to expand the menu of test kits we offer,

•	the PARSEC® System or the Mago® 4 will be a source of revenue growth for us,

•	we will receive financial benefits or achieve improved operating results after the full commercial release of the PARSEC® System or the Mago® 4,

•	we will be successful in the marketing of the PARSEC® System or the Mago® 4, or

•	customers will integrate the PARSEC® System or the Mago® 4 into their operations as readily as expected.

Additionally, in an effort to expand the menu of test kits we offer, in September 2004, we entered into a license agreement with an Italian diagnostics company that allows us access to its technology for manufacturing certain hepatitis products. We expect this agreement to enable us to become competitive in markets outside of the United States by providing us with technology that, over time, would allow us to internally manufacture many of our own hepatitis products with the “CE Marking,” as well as internally manufacture our own raw materials for those hepatitis products. However, there remains a risk that we will not be able to obtain product technology that would enable us to manufacture hepatitis products or, if we obtain such product technology, that we will not be able to manufacture hepatitis products or obtain regulatory approval for these products.

Any of the above factors may materially and adversely affect our business, prospects, operating results, financial condition or cash flows.

Continuing delays in the development of the PARSEC® System could adversely affect our business, prospects, operating results, financial condition or cash flows.

We have experienced continuing delays in the development of the PARSEC® System. As of June 30, 2007, we had an aggregate of approximately $1.5 million of inventory, fixed assets and equipment on lease relating to the PARSEC® System, as well as approximately $4.7 million of goodwill attributable to our Italian operation. If we determine that all or a portion of these assets are obsolete or unrecoverable, whether as a result of a decision to further delay or ultimately cancel the commercial launch of the PARSEC® System or otherwise, then we would be required to record an impairment charge with respect to all or a portion of these amounts. The status of the PARSEC® System could also impact the progress of our efforts to begin marketing hepatitis test kits to be manufactured at our Italian operation pursuant to a hepatitis technology product license. At June 30, 2007, we had approximately $1.2 million of intangible assets and approximately $0.5 million of accrued payables relating to the hepatitis technology product license. If the progress of our efforts to begin marketing hepatitis test kits is adversely impacted, then we could be required to record an impairment charge with respect to all or a portion of these intangible assets and pay all or a portion of these accrued payables. Any of the these factors could materially and adversely affect our business, prospects, operating results, financial condition or cash flows.

Making or changing judgments and estimates regarding our inventory may adversely affect our financial condition and operating results.

There are inherent uncertainties involved in the estimates and judgments we make regarding our inventory and changes in these estimates and judgments could have a material adverse effect on our financial condition, operating results and cash flows. As of June 30, 2007 and December 31, 2006, our total inventories included approximately $1.2 million and $1.3 million, respectively, in PARSEC® System instrumentation and instrument components. As of June 30, 2007, our total inventories also included an insignificant amount of Mago® 4 instrumentation and instrument components. There can be no assurance that we will not have to make or change judgments and estimates regarding our inventory as a result of any decision to further delay or ultimately cancel the commercial launch of the PARSEC® System or the Mago® 4, as a result of future design changes to, or the development of improved instrument versions of, the PARSEC® System or the Mago® 4, or as a result of future demand for the PARSEC® System or the Mago® 4, nor can there be assurance that such judgments and estimates, or changes in judgments and estimates, will not adversely impact our financial condition and operating results.

We may not be able to use inventories of parts and products purchased or made before receiving final regulatory clearance or beginning full commercial marketing.

From time to time, we purchase or make significant quantities of parts and products prior to the date on which we receive final regulatory clearance or begin our full commercial marketing. As of June 30, 2007 and December 31, 2006, our total inventories included approximately $1.2 million and $1.3 million, respectively, in PARSEC® System instrumentation and instrument components. As of June 30, 2007, our total inventories also included an insignificant amount of Mago® 4 instrumentation and instrument components. The production of pre-launch inventories for our products, including, without limitation, the PARSEC® System and the Mago® 4, involves the risks, among others, that the parts and products may not be approved for commercial marketing by the applicable regulatory authorities on a timely basis or at all, that the launch of the products may be significantly postponed or, as a result of the discontinuation of such products or otherwise, cancelled, or that we may not be able to find alternative uses for such inventory. If any of these events were to occur, then we may be required to reassess the net realizable value of the related inventory and could, in such case, incur a charge to write down the value of such inventory, which would adversely affect our operating results in the period in which the determination or charge is or was made.

Our own manufacture of scientific instruments, reagents and test kits may not provide us with anticipated cost savings or competitive advantages.

We have sought to differentiate ourselves from our competitors through our proprietary instrument systems. While some of our competitors offer proprietary instruments, other competitors use third-parties to manufacture these instruments for them. We manufacture our Mago® Plus and Aptus® instruments and our new proprietary PARSEC® System, and are currently developing and plan to manufacture the Mago® 4, at Delta Biologicals, our wholly-owned subsidiary in Italy. Additionally, our wholly-owned subsidiary, ImmunoVision, produces certain autoimmune reagents and our wholly-owned subsidiary, Diamedix, produces diagnostic test kits. There can be no assurance that we will realize cost savings or competitive advantages from our own production of scientific instruments, reagents or test kits.

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

The technology associated with the design and manufacture of the Mago® Plus, Mago® 4 and Aptus® instruments is not protected by patent registrations or license restrictions. There can be no assurance that our competitors will not gain access to our trade secrets and proprietary and confidential technologies, or that they will not independently develop similar or competing trade secrets and technologies. If others develop competing instruments or other products, then this could erode our competitive advantage and materially harm our business.

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

Item 4 - Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on August 1, 2006. The stockholders voted to re-elect all three nominees for directors of the Company’s Board of Directors. The persons elected to the Company’s Board of Directors and the number of votes cast for and withheld for each nominee for director were as follows:

Director	Term of Office	For	Withheld
Itzhak Krinsky, Ph.D.	2010	26,540,440	370,714
Fernando Fernandez	2010	26,862,476	48,678
Glenn Halpryn	2010	26,862,576	48,578

Item 6 - Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished, rather than filed, with this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVAX Diagnostics, Inc.

Date: August 13, 2007	By:	/s/ Mark S. Deutsch
Mark S. Deutsch,
Vice President-Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002