Form 10-Q
period 2007-09-30
IVAX DIAGNOSTICS INC
filed 2007-11-14
CIK 1095858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

27,649,887 shares of Common Stock, $ .01 par value, outstanding as of November 12, 2007.

IVAX DIAGNOSTICS, INC.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,576,551	$1,995,730
Marketable debt securities	6,725,000	6,650,000
Accounts receivable, net of allowances for doubtful accounts of $1,408,616 in 2007 and $1,093,070 in 2006	7,306,597	7,489,272
Inventories, net	3,998,138	5,557,528
Other current assets	1,275,528	1,183,571

Total current assets	20,881,814	22,876,101

Property, plant and equipment, net	1,896,574	2,301,580
Equipment on lease, net	188,718	386,762
Product license	1,242,936	1,255,936
Goodwill, net	870,290	6,722,725
Other assets	175,135	163,998

Total assets	$25,255,467	$33,707,102

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$642,501	$935,896
Accrued license payable	567,135	526,800
Accrued expenses and other current liabilities	3,124,432	3,048,285

Total current liabilities	4,334,068	4,510,981

Other long-term liabilities:
Deferred tax liabilities	158,835	572,089
Other long-term liabilities	1,046,646	885,890

Total other long-term liabilities	1,205,481	1,457,979

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding 27,649,887 in 2007 and 2006	276,498	276,498
Capital in excess of par value	40,906,839	40,781,825
Accumulated deficit	(21,317,801)	(12,776,202)
Accumulated other comprehensive loss	(149,618)	(543,979)

Total shareholders’ equity	19,715,918	27,738,142

Total liabilities and shareholders’ equity	$25,255,467	$33,707,102

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months		Nine months
Period Ended September 30,	2007	2006	2007	2006
Net revenues	$4,971,764	$4,851,743	$15,039,118	$14,933,117
Cost of sales	2,209,643	2,165,207	6,309,472	6,542,844

Gross profit	2,762,121	2,686,536	8,729,646	8,390,273

Operating expenses:
Selling	1,355,702	1,452,796	4,083,135	4,354,607
General and administrative	1,738,392	1,503,488	4,770,310	4,247,449
Research and development	532,653	513,626	1,612,775	1,478,364
Write-off of PARSEC® assets	1,673,824	509,000	1,673,824	509,000
Impairment of goodwill	5,852,435	—	5,852,435	—

Total operating expenses	11,153,006	3,978,910	17,992,479	10,589,420

Loss from operations	(8,390,885)	(1,292,374)	(9,262,833)	(2,199,147)

Other income:
Interest income	97,257	120,703	276,723	351,218
Other income (expense), net	18,542	(80,119)	81,672	(80,884)

Total other income, net	115,799	40,584	358,395	270,334

Loss before income taxes	(8,275,086)	(1,251,790)	(8,904,438)	(1,928,813)
(Benefit) Provision for income taxes	(434,504)	15,751	(362,839)	52,978

Loss before cumulative effect of change in accounting principle	(7,840,582)	(1,267,541)	(8,541,599)	(1,981,791)
Cumulative effect of change in accounting principle	—	—	—	(201,000)

Net loss	$(7,840,582)	$(1,267,541)	$(8,541,599)	$(2,182,791)

Net loss per share, before cumulative effect of change in accounting principle
Basic and diluted	$(0.28)	$(0.05)	$(0.31)	$(0.07)

Cumulative effect of change in accounting principle, per share
Basic and diluted	$—	$—	$—	$(0.01)

Net loss per share
Basic and diluted	$(0.28)	$(0.05)	$(0.31)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	27,649,887	27,649,887	27,649,887	27,635,575

Diluted	27,649,887	27,649,887	27,649,887	27,635,575

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE, December 31, 2006	27,649,887	$276,498	$40,781,825	$(12,776,202)	$(543,979)	$27,738,142
Comprehensive loss:
Net loss	—	—	—	(8,541,599)	—	(8,541,599)
Translation adjustment	—	—	—	—	394,361	394,361

Comprehensive loss						(8,147,238)
Stock-based compensation	—	—	125,014	—	—	125,014

BALANCE, September 30, 2007	27,649,887	$276,498	$40,906,839	$(21,317,801)	$(149,618)	$19,715,918

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine months Ended September 30,	2007	2006
Cash flows from operating activities:
Net loss	$(8,541,599)	$(2,182,791)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	556,070	621,862
Write-off of certain PARSEC® instrumentation assets including prior period depreciation in 2006	1,673,824	509,000
Impairment of goodwill	5,852,435	—
Cumulative effect of change in accounting principle	—	201,000
Net provision for doubtful accounts receivable	281,734	149,757
Non-cash compensation, including fair value adjustments of liability awards	102,014	15,826
Loss on disposal of assets	—	14,310
Deferred income taxes	(413,254)	—
Changes in operating assets and liabilities:
Accounts receivable	286,082	177,388
Inventories	453,632	115,819
Other current assets	(100,248)	(26,938)
Other assets	1,345	(131,010)
Accounts payable and accrued expenses	(339,990)	(498,320)
Other long-term liabilities	111,609	94,575

Net cash flows used in operating activities	(76,346)	(939,522)

Cash flows from investing activities:
Capital expenditures	(175,302)	(675,124)
Purchases of marketable securities	(575,000)	(8,750,000)
Sales of marketable securities	500,000	730,918
Acquisitions of equipment on lease	(70,973)	(118,496)

Net cash flows used in investing activities	(321,275)	(8,812,702)

Cash flows from financing activities:
Exercise of stock options	—	34,473

Net cash flows provided by financing activities	—	34,473

Effect of exchange rate changes on cash and cash equivalents	(21,558)	(14,563)

Net decrease in cash and cash equivalents	(419,179)	(9,732,314)
Cash and cash equivalents at the beginning of the period	1,995,730	11,479,568

Cash and cash equivalents at the end of the period	$1,576,551	$1,747,254

Supplemental disclosures:
Interest paid	$—	$—

Income tax payments	$86,030	$135,117

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) GENERAL:

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments necessary to state fairly the results of operations, financial position, changes in stockholders’ equity and cash flows have been made. The results of operations, financial position, changes in stockholders’ equity and cash flows for the nine months ended September 30, 2007 are not necessarily indicative of the results of operations, financial position, changes in stockholders’ equity and cash flows which may be reported for the remainder of 2007. The year-end condensed balanced sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the IVAX Diagnostics, Inc. (“IVAX Diagnostics,” “the Company,” “we,” “us,” or “our”) Annual Report on Form 10-K for the year ended December 31, 2006. Certain prior period amounts related to the Company’s write-off of PARSEC® System assets in the third quarter of 2006 have been reclassified to conform to the current period’s presentation.

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

(2) STOCK-BASED COMPENSATION:

The Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), on January 1, 2006 resulted in a cumulative effect adjustment of $201,000, which reflects the change in classification of certain options granted in March 2001 from an equity award grant to a liability award in accordance with SFAS No. 123(R). The award has an acceleration provision, pursuant to which the holder of the award can accelerate the vesting by purchasing stock of the Company. Under SFAS No. 123(R), this award required reclassification as a liability. Given the decline in the Company’s share price, the resulting liability was reduced to $36,000 as of September 30, 2006 and the resulting fair value adjustment of $165,000 was reported as a reduction to general and administrative expenses in the nine months ended September 30, 2006. As of September 30, 2007, the resulting liability was reduced to $0 from $23,000 at December 31, 2006. The resulting fair value adjustment of $23,000 was reported as a reduction to general and administrative expenses in the nine months ended September 30, 2007.

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

Options granted under the Company’s option plans were granted at an option exercise price equal to the closing market value of the stock on the date of the grant and with vesting, primarily for Company employees, all at once after seven years or in equal annual amounts over a four year period, and, primarily for non-employee directors, immediately. The following charts summarize option activity as of September 30, 2007 and changes during the nine months ended September 30, 2007 under the Company’s 1999 Performance Equity Plan (the “Performance Plan”) for options granted by the Company after the consummation of the merger with b2bstores.com and under the Company’s 1999 Stock Option Plan (the “1999 Plan”):

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	819,549	$3.97
Granted	100,000	$1.00
Cancelled	—	—
Terminated	25,200	$5.81
Exercised	—	—

Outstanding at September 30, 2007	894,349	$3.59

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	100,000	9.8	$1.00	100,000	$1.00
$1.35 - $2.40	180,500	5.7	$1.80	180,500	$1.80
$2.88 - $3.00	235,000	0.5	$2.98	60,000	$2.93
$4.35 - $4.91	160,000	7.7	$4.37	150,000	$4.37
$5.20 - $7.12	218,849	3.5	$6.33	212,886	$6.31

	894,349	4.6	$3.59	703,386	$3.70

The aggregate intrinsic value of the outstanding in the money and exercisable options was $0 and $1,100 at September 30, 2007 and December 31, 2006, respectively. In August 2007 the Company granted 100,000 options with an exercise price of $1.00 and a fair value at the date of grant of $0.71. These options vested immediately upon grant and are exercisable over a ten year period.

A summary of the status of the Company’s non-vested options as of September 30, 2007 and changes during the nine months ended September 30, 2007 is presented below:

Non-vested Options	Number of Shares	Weighted Average Grant-date Fair Value
Outstanding at December 31, 2006	211,925	$2.83
Granted	100,000	0.72
Vested	(110,962)	1.04
Terminated	(10,000)	4.25
Exercised	—	—

Outstanding at September 30, 2007	190,963	$2.69

As of September 30, 2007, there was $62,000 of unrecognized compensation costs, based on the fair value of unvested awards, related to non-vested share-based compensation arrangements granted under the Performance Plan. This cost is expected to be recognized over a weighted average period of 1.1 years. Due to continued losses no windfall tax benefits were recognized in the nine months ended September 30, 2007 or 2006.

(3) WRITE-OFF OF PARSEC® ASSETS:

As a result of the Company’s continuing evaluation of the status of the development of its PARSEC® System and its recent decision that it intends to change its strategic direction to focus on the development of its new Mago® 4 instrument and place any further development of the PARSEC® System on hold indefinitely, the Company recorded a $1,673,824 write-off of net assets relating to the PARSEC® System during the three months ended September 30, 2007. As discussed below in Note 6, Inventories, Net, raw material, work-in-process and finished goods inventories comprised $1,206,655 of this write-off. Additionally, the remaining portion of this write-off was composed of property, plant and equipment with a net book value of $337,912, equipment on lease with a net book value of $48,579 and other current assets of $80,678. These charges were included in operating expenses in the accompanying statements of operations for the three and nine months ended September 30, 2007.

In the third quarter of 2006, the Company recorded in its operating expenses a $509,000 write-off of assets relating to the PARSEC® System when the Company determined, as part of its continuing assessment of PARSEC® System assets, that certain of these assets were not compatible with future instrument versions. Included in this total adjustment was $278,000 in assets associated with PARSEC® System development and $77,000 in inventory. As part of this analysis the Company became aware of, and included in this adjustment, errors in prior periods totaling $154,000, principally related to still usable fixed assets relating to the PARSEC® System that had not been properly depreciated. Had these errors been recorded in the proper prior periods, for the years ended December 31, 2003, 2004 and 2005, both income from operations and income before income taxes would have been lower by $51,000, $41,000 and $42,000, respectively. Additionally, income from operations and income before income taxes would have been lower by $10,000 for each of the first two quarters of 2006. The Company concluded that this adjustment did not have a material effect on the Company’s 2006 or other previously filed financial statements.

(4) IMPAIRMENT OF LONG LIVED ASSETS INCLUDING GOODWILL:

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which was issued by the Financial Accounting Standards Board (“FASB”) in July 2001. Under this standard, the Company ceased amortizing goodwill effective January 1, 2002.

SFAS No. 142 makes use of the concept of reporting units. All acquisitions must be assigned to a reporting unit or units. Reporting units have been defined under the standards to be the same as or one level below an operating segment, as defined in SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS No. 131”). As of December 31, 2006, the Company had total goodwill of $6,722,725, of which $4,672,435 was assigned to Delta Biologicals, the Company’s Italian reporting unit, and $2,050,290 was assigned to ImmunoVision, a component of the Company’s domestic segment.

The Company tests goodwill for possible impairment on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may be impaired. Based principally upon the recent decline in its current market capitalization to less than its June 30, 2007 book value for the preceding seven weeks prior to the end of the third quarter, as well as the recent decision that it intends to change its strategic direction to place any further development of the PARSEC® System on hold indefinitely, the Company determined that there was sufficient indication to require it to assess, in accordance with SFAS No. 142, whether any portion of its recorded goodwill balance was impaired.

The first step of the SFAS No. 142 impairment analysis consists of a comparison of the fair value of the reporting unit with its carrying amount, including the goodwill. The fair value of the reporting unit was determined based on a combination of the Income Approach, which estimates the fair value based on the future discounted cash flows, and Market Approach, which estimates the fair value based on market prices of comparable companies. Under the Income Approach, the Company assumed, with respect to Delta Biologicals, a forecasted cash flow period of five years, long-term annual growth rates of 5% and a discount rate of 17%, and, with respect to ImmunoVision, a forecasted cash flow period of five years, long-term annual growth rates of 5% and a discount rate of 16%. The Company also considered its total market capitalization as of September 30, 2007, using an average closing price for the 15 days prior to and following September 30, 2007.

Based on the first step analysis that was separately performed for each of Delta Biologicals and ImmunoVision, the Company determined that the carrying amount of the goodwill at each of Delta Biologicals and ImmunoVision was in excess of its respective fair value. As such, the Company was required to perform the second step analysis for each of Delta Biologicals and ImmunoVision in order to determine the amount of the goodwill impairment loss. The second step analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill based on a hypothetical allocation of the estimated fair value of each of Delta Biologicals and ImmunoVision. Based on the second step analysis, the Company concluded that all $4,672,435 of the goodwill recorded at Delta Biologicals and $1,180,000 of the $2,050,290 of goodwill recorded at ImmunoVision was impaired. As a result, the Company recorded a noncash goodwill impairment charge to operations totaling $5,852,435 during the third quarter of 2007. Additionally, the continued decline in the Company’s market capitalization could require additional impairment charges to be recorded in future periods for the remaining goodwill for ImmunoVision.

The determination as to whether a write-down of goodwill is necessary involves significant judgment based on short-term and long-term projections of the Company. The assumptions supporting the estimated future cash flows of the reporting unit, including profit margins, long-term forecasts, discount rates and terminal growth rates, reflect the Company’s best estimates.

Additionally, as discussed above in Note 3, Write-off of PARSEC® Assets, certain other long-lived assets, consisting of assets related to the PARSEC® System included in property, plant and equipment and equipment on lease, were assessed for impairment in accordance with SFAS No. 144 prior to the performance of the SFAS No. 142 analysis and were also determined to be impaired. Assets related to the PARSEC® System included in property and equipment were written down in the amount of $337,912 and assets related to the PARSEC® System included in equipment on lease were written down by $48,579 during the third quarter of 2007. These charges were included in operating expenses in the accompanying statements of operations for the three and nine months ended September 30, 2007.

(5) CASH EQUIVALENTS AND SHORT-TERM MARKETABLE SECURITIES:

The Company owns certain short-term investments in marketable debt securities with original maturities of three months or less that are classified as cash equivalents.

Substantially all cash and cash equivalents are presently held at one national securities brokerage firm. Accordingly, the Company is subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver the Company’s securities or if the brokerage firm should become bankrupt or otherwise insolvent. It is the Company’s intent to maintain a liquid portfolio to take advantage of investment opportunities and it is the Company’s policy to invest in select money market instruments, municipal securities and corporate issuers. At September 30, 2007 and December 31, 2006, the Company owned short-term marketable securities totaling $6,725,000 and $6,650,000, respectively. Short-term investments in marketable debt securities are primarily auction rate securities with final maturities longer than one year, but with interest rates resetting every 28 or 35 days through an auction mechanism. These short-term marketable securities consist primarily of taxable municipal bonds and government agency securities and were deemed short-term, classified as available for sale securities and recorded at cost which approximates market value based on quoted market prices. Realized gains and losses from sales of marketable securities are based on the specific identification method. For the nine months ended September 30, 2007 and 2006, realized gains and losses were not material, as recorded book value approximated fair value. During the nine months ended September 30, 2007, the Company received proceeds of $500,000 from the sale of marketable securities and used $575,000 for the purchase of marketable securities. During the nine months ended September 30, 2006, the Company received proceeds of $731,000 from the sale of marketable securities and used $8,750,000 for the purchase of marketable securities.

The contractual maturity dates of the Company’s investments in marketable debt securities at September 30, 2007 range from 2027 to 2045. The expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with and without prepayment penalties.

(6) INVENTORIES, NET:

Inventories, net consist of the following:

	September 30, 2007	December 31, 2006
Raw materials	$552,371	$1,190,933
Work-in-process	1,052,478	1,570,680
Finished goods	2,393,289	2,795,915

Total inventories, net	$3,998,138	$5,557,528

In accordance with our inventory accounting policy, total inventories include components for current or future versions of products and instrumentation, including approximately $100,000 in Mago® 4 instrumentation and instrument components at September 30, 2007 in anticipation of the future commercial product launch. Mago® 4 instrumentation and instrument components at December 31, 2006 were not significant. As discussed above in Note 3, Write-off of PARSEC® Assets, the Company’s decision that it intends to focus on the development of the Mago® 4 and put any further development of the PARSEC® System on hold indefinitely resulted in an inventory write-down during the three months ended September 30, 2007 of PARSEC® System inventory that was acquired in anticipation of the projected commercial launch. The inventory write-down, which totaled $1,206,655, was composed of raw materials, work-in-progress and finished goods inventory of $617,994, $514,692 and $73,969, respectively.

(7) PRODUCT LICENSE:

In September 2004, the Company entered into a license agreement with an Italian diagnostics company to obtain a perpetual, worldwide, royalty-free license of product technology used by the Italian diagnostics company. This licensed hepatitis product technology is existing technology, which the Italian diagnostics company had developed and successfully commercialized to manufacture hepatitis products sold by them and which had already received “CE Marking” approval from the European Union. Through the acquisition of this existing technology, in its current form, the Company also expects to be able to derive revenue from the manufacture and sale of new hepatitis products. In exchange for the Italian diagnostics company’s assistance in transferring the know-how of the manufacturing technology, the Company agreed to pay a total of 1,000,000 Euro in the form of four milestone payments upon the Italian diagnostics company’s achievement of certain enumerated performance objectives related to the transfer of such existing technology. In March 2005, the Company paid the first of these milestone payments, in the amount of $277,717. As a result of the satisfaction of the first milestone payment, the Company determined that payment of the three remaining milestone payments was probable and, consequently, an accrued license payable for the remaining 800,000 Euro was recorded during the first quarter of 2005. In September 2006, these remaining performance objectives, and the corresponding milestone payments, were slightly postponed. The delay had no effect on the carrying value of the product license. Following the completion of the second performance objective, a payment of $524,000 was made in December 2006 and the resulting accrued license payable in the accompanying consolidated balance sheet as of September 30, 2007 is $567,135. The Italian diagnostics company has completed the third performance objective and, in October 2007, the Company paid the third milestone payment of $438,000. The Italian diagnostics company is now working to achieve the remaining performance objective, which requires receiving authorization for “CE Marking” in the European Union, and is expected to be completed prior to or during February 2008. Among the other events and actions included in the future performance objective are requirements that training be provided to the Company. This training has been, and will continue to be, expensed as incurred, and a corresponding amount will be recognized as a reduction to the product license recorded in the accompanying consolidated balance sheet. While the license is perpetual, the Company believes that the expected economic useful life of the license will be 4 to 6 years after the licensed technology has been transferred to the Company and the Company can utilize the licensed technology for its intended purpose, which will occur after the completion of all of the performance objectives and payment of the fourth milestone payment. Amortization of the product license will begin following the successful technology transfer to the Company and the initial sale of hepatitis products manufactured by the Company.

(8) EARNINGS PER SHARE:

A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

	Three months		Nine months
Period Ended September 30,	2007	2006	2007	2006
Basic weighted average shares outstanding	27,649,887	27,649,887	27,649,887	27,635,575
Effect of dilutive securities – stock options and warrants	—	—	—	—

Diluted weighted average shares outstanding	27,649,887	27,649,887	27,649,887	27,635,575

Not included in the calculation of diluted earnings per share because their impact is antidilutive:
Stock options and warrants outstanding	894,349	819,549	894,349	819,549

(9) INCOME TAXES:

The (benefit) provision for income taxes consists of the following:

	Three months		Nine months
Period Ended September 30,	2007	2006	2007	2006
Current:
Domestic	$—	$—	$—	$—
Foreign	10,496	15,751	50,415	52,978
Deferred:
Domestic	(445,000)	—	(413,254)	—
Foreign	—	—	—	—

Total (benefit) provision for income taxes	$(434,504)	$15,751	$(362,839)	$52,978

The Company’s income tax (benefits) provisions for the three months and nine months ended September 30, 2007 and 2006 were different from the amount computed on the loss before income taxes at the statutory rate of 35% primarily due to the increase of the valuation allowance to offset the benefit of both domestic and foreign losses and a deferred tax benefit recorded as a result of the goodwill impairment charge at ImmunoVision. No current domestic tax provision was recorded for the three or nine months ended September 30, 2007 due to the increase of the valuation allowance to offset the benefit of domestic losses. No current domestic tax provision was recorded during the three or nine months ended September 30, 2006 due to the expected utilization of prior period net operating losses to offset current domestic taxable income. The foreign current income tax provisions for the three months and nine months ended September 30, 2007 and September 30, 2006 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

The Company has established a full valuation allowance on its net deferred tax assets, which are primarily comprised of net operating loss carryforwards. As of September 30, 2007 and December 31, 2006, the Company had no net domestic deferred tax asset, as domestic net operating losses generated prior to the merger with b2bstores.com were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets generated subsequent to March 14, 2001. On January 1, 2006, the Company recorded a net deferred tax liability of $508,597 relating to tax deductible goodwill as a result of applying Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”). SAB 108 permits existing public companies to initially apply its provisions by either restating prior financial statements as if the “dual approach” had always been applied or recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an adjustment recorded to the opening balance of retained earnings. The Company elected to record the effects of applying SAB 108 using the cumulative effect transition method. The following table summarizes the effects (up to January 1, 2006) of applying the guidance of SAB 108:

	Cumulative effect prior to January 1, 2004	2004	2005	Adjustment recorded as of January 1, 2006
Deferred tax liabilities	$381,613	$63,492	$63,492	$508,597

The Company had previously determined that the adjustment was immaterial under its prior roll-over method policy and had not recognized a deferred tax liability with respect to domestic tax deductible goodwill.

During the three months ended September 30, 2007, as a result of the impairment charge recorded against the goodwill at ImmunoVision, the Company adjusted its deferred tax liability relating to tax deductible goodwill at ImmunoVision to $158,835 , and recorded a corresponding deferred tax benefit of $445,000. As of December 31, 2006, the Company had net deferred tax liabilities relating to tax deductible goodwill of $572,089. As a result of applying the cumulative effect transition method of SAB 108 in the fourth quarter of 2006, a domestic deferred tax provision was not recorded by the Company during the first nine months of 2006. Additionally, as of September 30, 2007 and December 31, 2006, the Company had no net foreign deferred tax asset, as a full valuation allowance was provided during the first quarter of 2005 as a result of losses by the Company’s Italian operation, and additional allowances have been provided for losses occurring since that date through September 30, 2007. Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause the provision for income taxes to vary significantly from period to period.

(10) COMPREHENSIVE LOSS:

The components of the Company’s comprehensive loss are as follows:

	Three months		Nine months
Period Ended September 30,	2007	2006	2007	2006
Net loss	$(7,840,582)	$(1,267,541)	$(8,541,599)	$(2,182,791)
Foreign currency translation adjustments	254,156	(13,107)	394,361	447,292

Comprehensive loss	$(7,586,426)	$(1,280,648)	$(8,147,238)	$(1,735,499)

(11) CONCENTRATION OF CREDIT RISK:

The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts as required. The Company’s accounts receivable are generated from sales made from both the United States and Italy. As of September 30, 2007 and December 31, 2006, $5,233,846 and $5,476,166, respectively, of the Company’s total net accounts receivable were due in Italy. Of the total net accounts receivable, 58.2% at September 30, 2007 and 66.2% at December 31, 2006 were due from hospitals and laboratories controlled by the Italian government. The Company maintains allowances for doubtful accounts, particularly in Italy where payment cycles are longer than in the United States, for potential credit losses based on the age of the accounts receivable and the results of the Company’s periodic credit evaluations of its customers’ financial condition. Additionally, the Company periodically receives payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances. The Company may have anticipated collection of these amounts through a payment as described above, and, therefore, not provided an allowance for doubtful accounts for these amounts. Future payments by governmental regions in Italy are possible, and, as a result, the Company may consider the potential receipt of those payments in determining its allowance for doubtful accounts. If contemplated payments are not received when expected, or if negotiated agreements are not complied with in a timely manner or cancelled, then the Company may provide additional allowances for doubtful accounts.

(12) SEGMENT INFORMATION:

The Company’s management reviews financial information, allocates resources and manages its business by geographic region. The Domestic region, which includes corporate expenditures, contains the Company’s subsidiaries in the United States. The Italian region contains the Company’s subsidiary located in Italy. The information provided is based on internal reports and was developed and utilized by management for the sole purpose of tracking trends and changes in the results of the regions. The information, including the allocations of expense and overhead, was calculated based on a management approach and may not reflect the actual economic costs, contributions or results of operations of the regions as stand-alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the regions might differ but the relative trends would, in management’s view, likely not be materially impacted. The table below sets forth net revenues, loss from operations, total assets and goodwill by region.

	Three months		Nine months
Net Revenues by Region Period Ended September 30,	2007	2006	2007	2006
Domestic
External net revenues	$3,465,470	$3,304,148	$10,286,484	$9,932,739
Intercompany revenues	223,037	339,933	636,455	882,983

	3,688,507	3,644,081	10,922,939	10,815,722

Italian
External net revenues	1,506,294	1,547,595	4,752,634	5,000,378
Intercompany revenues	36,601	160,131	342,950	323,696

	1,542,895	1,707,726	5,095,584	5,324,074

Elimination	(259,638)	(500,064)	(979,405)	(1,206,679)

Consolidated net revenues	$4,971,764	$4,851,743	$15,039,118	$14,933,117

	Three months		Nine months
Loss from Operations by Region Period Ended September 30,	2007	2006	2007	2006
Domestic	$(1,825,792)	$(369,044)	$(1,564,376)	$(626,044)
Italian	(6,561,995)	(889,163)	(7,659,090)	(1,572,862)
Elimination	(3,098)	(34,167)	(39,367)	(241)

Loss from operations	$(8,390,885)	$(1,292,374)	$(9,262,833)	$(2,199,147)

Total Assets:			September 30, 2007	December 31, 2006
Domestic			$16,097,667	$17,753,722
Italian			9,157,800	15,953,380

Total assets			$25,255,467	$33,707,102

Goodwill:	September 30, 2007	December 31, 2006
Domestic	$870,290	$2,050,290
Italian	—	4,672,435

Total goodwill	$870,290	$6,722,725

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

As a result of the implementation of FIN 48, the Company recognized no material adjustments in the liability for unrecognized income tax benefits and, at the adoption date of January 1, 2007, the Company had no unrecognized tax benefits which would affect its effective tax rate if recognized. At September 30, 2007, the Company also had no unrecognized tax benefits. If uncertain tax positions had been recorded, then the Company would recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, no accrued interest related to uncertain tax positions has been recorded.

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

•

the success of technological, strategic and business initiatives, including our automation strategy and our development and pending commercial release of our upgraded version of the Mago® Plus instrument, named the Mago® 4;

•	our ability to successfully implement the change in strategic direction to place any further development of the PARSEC® System on hold indefinitely and to focus on the development of the Mago® 4;

•	the impact of the change in strategic direction described above on our international activities associated with the PARSEC® System and on our financial condition, operating results and cash flows;

•	our ability to expand or maintain our customer base in light of the change in strategic direction described above and the impact on our financial condition, operating results and cash flows;

•

the impact of the change in strategic direction described above on the judgments and estimates we have made with respect to our intangible assets relating to our hepatitis technology product license and on our financial condition, operating results and cash flows;

•	our ability to receive regulatory approval for the Mago® 4 when expected, or at all;

•	the ability of the Mago® 4 to be available when expected, or at all;

•	the ability of the Mago® 4 to perform as expected;

•

the impact of the anticipated timing of the commercial release of the Mago® 4 on the judgments and estimates we have made with respect to our inventory, property and equipment, equipment on lease, goodwill and product intangibles and on our financial condition, operating results and cash flows;

•

the impact on our financial condition and operating results of making or changing judgments and estimates regarding our inventory, property and equipment, equipment on lease, goodwill and product intangibles as a result of future design changes to, or the development of improved instrument versions of, the Mago® 4 or as a result of future demand for the Mago® 4;

•	the ability of the Mago® 4 to be a source of revenue growth for us;

•	our ability to receive financial benefits or achieve improved operating results after the commercial release of the Mago® 4;

•	the ability of the Mago® 4 to be a factor in our growth;

•	the ability of the Mago® 4 to expand the menu of test kits we offer;

•	making the Mago® 4 our primary product;

•	our ability to successfully market the Mago® 4;

•	our customers’ integration of the Mago® 4 into their operations;

•	constantly changing, and our compliance with, governmental regulation;

•	the impact of our adoption or implementation of new accounting statements and pronouncements on our financial condition and operating results;

•	our limited operating revenues and history of primarily operational losses;

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

•

the impact of making or changing judgments and estimates regarding our goodwill, including the remaining goodwill recorded at ImmunoVision, and other intangible assets on our financial condition and operating results;

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

•	our ability to derive revenue from our manufacture and sale of our own hepatitis products;

•	our agreements with Teva, IVAX, third party distributors and key personnel;

•	consolidation of our customers affecting our operations, markets and products;

•	reimbursement policies of governmental and private third parties affecting our operations, markets and products;

•	price constraints imposed by our customers and governmental and private third parties;

•	our ability to increase the volume of our reagent production to meet increased demand;

•	our ability to consummate potential acquisitions of businesses or products;

•	our ability to integrate acquired businesses or products;

•	our ability to sell the current location of our Miami facility and to acquire a new location to which to relocate it;

•	protecting our intellectual property;

•	political and economic instability and foreign currency fluctuation affecting our foreign operations;

•	the effects of utilizing cash to assist our subsidiary Delta Biologicals in maintaining its compliance with capital requirements established by Italian law;

•	the holding of substantially all of our cash and cash equivalents and marketable securities at a single brokerage firm, including risks relating to the bankruptcy or insolvency of such brokerage firm;

•	litigation regarding products, distribution rights, intellectual property rights, product liability, and labor and employment matters;

•	our ability to comply, when required, with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

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

See the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and in this Quarterly Report on Form 10-Q for further discussion of certain risks and uncertainties that could materially and adversely affect our business, operating results or financial condition. Many of these factors are beyond our control.

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

RECENT DEVELOPMENTS

On October 22, 2007, we made the decision that we intend to change our strategic direction to focus on the development of our new Mago® 4 instrument, the upgraded version of our existing Mago® Plus instrument, and to place any further development of the PARSEC® System on hold indefinitely. We had previously disclosed that, as a result of continuing delays in the development of the PARSEC® System, we engaged a third party consulting firm to independently evaluate the PARSEC® System and the status of its development. The consulting firm reported that it was not likely that we would be able to meet our previously announced target for submitting our 510(k) application for the PARSEC® System to the United States Food and Drug Administration (the “FDA”) primarily as a result of the status of the proprietary operating system and other software components utilized in the development and operation of the instrument. After reviewing the consulting firm’s findings and conducting our own internal reviews, we determined that the new Mago® 4 instrument can be developed and brought to market more quickly, using fewer resources and in a more cost-effective manner than completing the development of the PARSEC® System and its proprietary operating system and other software components. As a result of these determinations, we recorded a $1,674,000 write-off of net assets in the third quarter of 2007 relating to the PARSEC® System. Additionally, principally as a result of the recent significant decline in our market capitalization, as well as the recent decision that we intend to change our strategic direction to place any further development of the PARSEC® System on hold indefinitely, we undertook an evaluation of our recorded goodwill at each of Delta Biologicals and ImmunoVision, and determined that all $4,672,000 of the goodwill recorded at our Italian subsidiary, Delta Biologicals, was impaired, as was $1,180,000 of the $2,050,000 of goodwill recorded at our subsidiary located in Arkansas, ImmunoVision. As a result, we recorded a noncash goodwill impairment charge totaling $5,852,000 in the third quarter of 2007. Each of these charges was recorded in operating expenses in the third quarter of 2007.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

OVERVIEW

Net loss for the nine months ended September 30, 2007 was $8,542,000 compared to net loss of $2,183,000 for the same period of 2006. Operating losses were $9,263,000 in the nine months ended September 30, 2007 compared to $2,199,000 in the same period of 2006. The results for the nine months ended September 30, 2007 include a write-off of goodwill of $5,852,000, which includes the entire balance of goodwill related to our Italian operations of $4,672,000, as well as $1,180,000 of the $2,050,000 of goodwill recorded at ImmunoVision, a member of our domestic segment, principally as the result of an impairment analysis performed due to the recent significant decline in our market capitalization to below our book value, as well as the recent decision that we intend to change our strategic direction as described in further detail below. The results for the nine months ended September 30, 2007 also include the write-off of PARSEC® System related assets included in inventory, property and equipment, equipment on lease and other current assets totaling $1,674,000 as a result of our decision that we intend to change our strategic direction to focus on the development of the new Mago® 4 instrument, the upgraded version of our existing Mago® Plus instrument, and to place any further development of the PARSEC® System on hold indefinitely. Both the loss from operations and net loss for the nine months ended September 30, 2006 included the $509,000 write-off of certain PARSEC® System related assets included in inventory, property and equipment, and equipment on lease. The net loss for the nine months ended September 30, 2006 also included the $201,000 cumulative effect of a change in accounting principle as a result of our adoption of SFAS No. 123(R) as of January 1, 2006.

Net revenues for the nine months ended September 30, 2007 increased $106,000 from the nine months ended September 30, 2006 to $15,039,000 as a result of an increase of $353,000 in net revenues from domestic operations offset by a decrease of $247,000 in net revenues from Italian operations. Gross profit increased $340,000 to $8,730,000, or 58.0% of net revenues, in the nine months ended September 30, 2007, from $8,390,000, or 56.2% of net revenues, in the nine months ended September 30, 2006. In addition to the write-offs of goodwill and PARSEC® System related assets described above, operating expenses for the nine months ended September 30, 2007 increased $386,000 compared to the same period of the prior year primarily due to increases in general and administrative and research and development expenses, partially offset by a decrease in selling expenses. Other income increased $163,000 and interest income decreased $74,000 in the nine months ended September 30, 2007 compared to the same period in 2006. Additionally, we had a tax benefit of $363,000 for the nine months ended September 30, 2007 compared to a tax provision of $53,000 in the same period last year. This difference was due to the tax benefit resulting from the required adjustment of our deferred tax liability related to tax deductible goodwill recorded as a result of the goodwill impairment charge at ImmunoVision.

NET REVENUES AND GROSS PROFIT

Nine months ended September 30,	2007	2006	Period over Period Increase (Decrease)
Net Revenues
Domestic	$10,286,000	$9,933,000	$353,000
Italian	4,753,000	5,000,000	(247,000)

Total	15,039,000	14,933,000	106,000
Cost of Sales	6,309,000	6,543,000	(234,000)

Gross Profit	$8,730,000	$8,390,000	$340,000
% of Total Net Revenues	58.0%	56.2%

Net revenues for the nine months ended September 30, 2007 increased $106,000, or 0.7%, from the nine months ended September 30, 2006. This increase was comprised of an increase of $353,000 in net revenues from domestic operations offset by a decrease of $247,000 in net revenues from Italian operations. Domestic net revenues increased 3.6% in the nine months ended September 30, 2007 from the same period of 2006, primarily due to volume increases in reagent sales to existing instrumentation customers. The 4.9% decline in net revenues from Italian operations includes the effect of an increase in revenue of $349,000 due to fluctuation of the United States dollar relative to the Euro, as further discussed in “Currency Fluctuations” below. As measured in Euros, Italian net revenues in the first nine months of 2007 decreased 11.9% compared to Italian net revenues for the first nine months of 2006 principally due to the loss of a significant customer, as well as due to smaller customer losses and the continuing trend of sales price reductions. Gross profit for the nine months ended September 30, 2007 increased $340,000, or 4.1%, from the nine months ended September 30, 2006. The principal factor in the increase in gross profit, and the increase in gross profit as a percentage of net revenues to 58.0% in the nine months ended September 30, 2007 from 56.2% in the nine months ended September 30, 2006, was the improved gross margin on domestic sales of reagent kits.

OPERATING EXPENSES

Nine months ended September 30,	2007	% of Revenue	2006	% of Revenue	Period over Period Increase (Decrease)
Selling Expenses
Domestic	$2,365,000	15.7%	$2,686,000	18.0%	$(321,000)
Italian	1,718,000	11.4%	1,669,000	11.2%	49,000

Total	4,083,000	27.1%	4,355,000	29.2%	(272 ,000)
General and Administrative	4,770,000	31.7%	4,247,000	28.4%	523,000
Research and Development	1,613,000	10.7%	1,478,000	9.9%	135,000
Write-off of PARSEC® assets	1,674,000	11.1%	509,000	3.4%	1,165,000
Impairment of goodwill	5,852,000	38.9%	—	N/A	5,852,000

Total Operating Expenses	$17,992,000	119.6%	$10,589,000	70.9%	$7,403,000

The most significant variations in operating expenses occurred as a result of two noncash charges during the nine months ended September 30, 2007, the largest of which was a goodwill impairment charge of $5,852,000 recorded during the third quarter of 2007. The determination to analyze our recorded goodwill balance for impairment was based principally upon the recent decline in our current market capitalization to less than our June 30, 2007 book value for the preceding seven weeks prior to the end of the third quarter, as well as the recent decision that we intend to change our strategic direction to place any further development of the PARSEC® System on hold indefinitely. Based primarily upon our estimate of forecasted discounted cash flows and our market capitalization, we determined that the carrying amount of the goodwill at each of our Italian subsidiary, Delta Biologicals, and ImmunoVision, a member of our domestic segment, was in excess of its respective fair value. Completion of the second step of the analysis of our goodwill balance allowed us to conclude that all $4,672,000 of the goodwill recorded at Delta Biologicals was impaired, as was $1,180,000 of the $2,050,000 of goodwill recorded at ImmunoVision. As a result, we recorded a noncash goodwill impairment charge to operations totaling $5,852,000 during the third quarter of 2007. No goodwill impairment charge was recorded during the nine months ended September 30, 2006.

The other noncash charge during the nine months ended September 30, 2007 was a write-off of PARSEC® System related assets included in inventory, property and equipment, equipment on lease and other current assets totaling $1,674,000 as a result of our decision that we intend to change our strategic direction to focus on the development of the new Mago® 4 instrument, the upgraded version of our existing Mago® Plus instrument, and to place any further development of the PARSEC® System on hold indefinitely. Our operating expenses for the nine months ended September 30, 2006 included a $509,000 write-off of certain PARSEC® System related assets and inventory recorded when we determined that certain of these assets were not compatible with anticipated future instrument versions. As part of this analysis for the third quarter of 2006 we became aware of, and included in that adjustment, errors in prior periods totaling $154,000 principally related to still usable fixed assets relating to the PARSEC® System that had not been properly depreciated.

Other variations in operating expenses for the nine months ended September 30, 2007 include a decrease in selling expenses of $272,000 compared to the same period of 2006 as a result of a reduction in domestic selling expenses, principally due to lower labor, travel and instrument service expenses. Excluding the effects of the fluctuation in exchange rates, Italian selling expenses decreased 4.6% principally due to one-time costs recorded in the first nine months of 2006. General and administrative expenses increased $523,000 in the nine months ended September 30, 2007 compared to the same period of 2006 principally due to increased Italian bad debt expenses of $286,000, of which $200,000 is related to a negotiated agreement with a governmental region in Italy which had not satisfied the obligations to which it has agreed, as well as increased domestic professional fees and the reduction in general and administrative expenses reported in the same period of 2006 as the result of the fair value adjustment of the stock option liability award described in Note 2, Stock-Based Compensation. These increases were partially offset by lower insurance costs and domestic bad debt expenses during the nine months ended September 30, 2007. Research and development expenses increased $135,000 in the nine months ended September 30, 2007 compared to the same period of 2006. Excluding the effects of exchange fluctuations, Italian research and development expenses increased 5.5% to 832,000 Euro in the first nine months of 2007 due to increases in the hepatitis technology product license project currently ongoing in Italy. Domestic research and development expenses decreased from $544,000 in the first nine months of 2006 to $495,000 in the first nine months of 2007. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

LOSS FROM OPERATIONS

Losses from operations were $9,263,000 during the nine months ended September 30, 2007 and $2,199,000 during the nine months ended September 30, 2006. The loss from operations in the nine months ended September 30, 2007 was composed of losses of $7,659,000 from Italian operations, which included charges of $4,672,000 for goodwill impairment and $1,430,000 for the write-off of PARSEC® System related assets, and $1,564,000 from domestic operations, which included charges of $1,180,000 for goodwill impairment and $244,000 for the write-off of PARSEC® System related assets. The loss from operations in the nine months ended September 30, 2006 was composed of losses of $1,573,000 from Italian operations and $626,000 from domestic operations. Domestic operations include corporate expenditures, including costs required to maintain our status as a public company.

OTHER INCOME, NET

Interest income decreased $74,000 to $277,000 in the nine months ended September 30, 2007 from $351,000 in the same period of 2006 due principally to lower average cash balances invested during the first nine months of 2007. Other income, net totaled $82,000 during the nine months ended September 30, 2007, compared to other expense, net of $81,000 in the nine months ended September 30, 2006. Amounts included in other income (expense), net in the nine months ended September 30, 2007 and 2006 were primarily net foreign currency gains or losses on transactions, particularly by our Italian subsidiary, which were denominated in currencies other than the subsidiary’s functional currency.

INCOME TAX PROVISION

We recorded an income tax benefit of $363,000 during the nine months ended September 30, 2007 and an income tax provision of $53,000 during the nine months ended September 30, 2006. The tax benefit in the nine months ended September 30, 2007 relates to the domestic deferred tax benefit, recorded due to the adjustment of our deferred tax liability relating to tax deductible goodwill, recognized as a result of the goodwill impairment charge taken at ImmunoVision. The current tax provisions in the nine months ended September 30, 2007 and September 30, 2006 relate to Italian local income taxes based upon applicable statutory rates effective in Italy. No current domestic tax provision or benefit was recorded in the nine months ended September 30, 2007 or 2006 as we have a net operating loss and a full valuation allowance against the domestic net deferred income tax assets.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

We recorded a cumulative effect of a change in accounting principle of $201,000 in the nine months ended September 30, 2006 as a result of the change in classification of certain options granted in March 2001 from an equity award grant to a liability award in accordance with SFAS No. 123(R). The basic and diluted per common share effect of this change in accounting principle was $(0.01) in the nine months ended September 30, 2006. A cumulative effect of a change in accounting principle was not recorded during the nine months ended September 30, 2007.

NET LOSS

We generated a net loss of $8,542,000 in the nine months ended September 30, 2007 compared to a net loss of $2,183,000 in the same period of 2006. Our basic and diluted net loss per common share was $0.31 in the nine months ended September 30, 2007 compared to basic and diluted net loss per common share of $0.08 in the nine months ended September 30, 2006. Net losses in the nine months ended September 30, 2007 and 2006 resulted primarily from the various factors discussed above.

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

OVERVIEW

Net losses totaled $7,841,000 and $1,268,000 for the three months ended September 30, 2007 and 2006, respectively. Operating losses were $8,391,000 and $1,292,000 in the three months ended September 30, 2007 and 2006, respectively. Net loss and loss from operations in the three months ended September 30, 2007 increased compared to the three months ended September 30, 2006 primarily due to the third quarter 2007 write-off of goodwill of $5,852,000, which includes the entire balance of goodwill related to our Italian operations of $4,672,000, and $1,180,000 of the $2,050,000 of our goodwill recorded at ImmunoVision. This write-off was the result of an impairment analysis performed principally due to the recent significant decline in our market capitalization to below book value, as well as the recent decision that we intend to change our strategic direction as described in further detail below. Additionally, net loss and loss from operations in the three months ended September 30, 2007 included the write-off of PARSEC® System related assets included in inventory, property and equipment, equipment on lease and other current assets totaling $1,674,000 as a result of our decision that we intend to change our strategic direction to focus on the development of the new Mago® 4 instrument and to place any further development of the PARSEC® System on hold indefinitely. The loss from operations and net loss for the three months ended September 30, 2006 both included the $509,000 write-off of certain PARSEC® System related assets included in inventory, property and equipment, and equipment on lease.

Net revenues for the three months ended September 30, 2007 increased $120,000 from the three months ended September 30, 2006 to $4,972,000 as a result of an increase of $162,000 in net revenues from domestic operations offset by a decrease of $42,000 in net revenues from Italian operations. Gross profit increased $75,000 due to the increase in revenue and gross profit as a percentage of net revenues was relatively unchanged. In addition to the write-offs of goodwill and PARSEC® System related assets, operating expenses in the three months ended September 30, 2007 increased $157,000 compared to the same period of the prior year principally due to an increase in general and administrative expenses of $235,000 that was partially offset by a decrease in selling expenses of $97,000. Other income increased $99,000 and interest income decreased $23,000 in the three months ended September 30, 2007 compared to the same period in 2006. Additionally, we had a tax benefit of $435,000 for the three months ended September 30, 2007 compared to a tax provision of $16,000 in the same period last year. This difference was due to the tax benefit resulting from the required adjustment of our deferred tax liability related to tax deductible goodwill recorded in the three months ended September 30, 2007 as a result of the goodwill impairment charge at ImmunoVision.

NET REVENUES AND GROSS PROFIT

Three months ended September 30,	2007	2006	Period over Period Increase (Decrease)
Net Revenues
Domestic	$3,466,000	$3,304,000	$162,000
Italian	1,506,000	1,548,000	(42,000)

Total	4,972,000	4,852,000	120,000
Cost of Sales	2,210,000	2,165,000	45,000

Gross Profit	$2,762,000	$2,687,000	$75,000
% of Total Net Revenues	55.5%	55.4%

Net revenues for the three months ended September 30, 2007 increased $120,000, or 2.5%, from the three months ended September 30, 2006. This increase was comprised of an increase of $162,000 in net revenues from domestic operations partially offset by a decrease of $42,000 in net revenues from Italian operations. The increase in net revenues from domestic operations of 4.9% was primarily the result of volume increases in reagent sales to existing instrumentation customers as well as a volume increase in sales made under a supply agreement to another company selling diagnostic reagent products. These increases were partially offset by a reduction in revenue from domestic antigen sales. The decrease in net revenues from Italian operations of 2.7% includes the effect of an increase in revenue of $105,000 due to fluctuations of the United States dollar relative to the Euro, as further discussed in “Currency Fluctuations” below. As measured in Euros, Italian revenues in the three months ended September 30, 2007 decreased 9.3% compared to revenues generated in the same period of 2006 principally due to both volume and price decreases on sales within Italy partially offset by a volume increase in instrument sales to distributors. Gross profit in the three months ended September 30, 2007 increased $75,000, or 2.8%, from the comparable period of 2006 due to the increase in revenue. Gross profit as a percentage of net revenues increased slightly to 55.5% in the three months ended September 30, 2007 from 55.4% in the three months ended September 30, 2006.

OPERATING EXPENSES

Three months ended September 30,	2007	% of Revenue	2006	% of Revenue	Period over Period Increase (Decrease)
Selling Expenses
Domestic	$773,000	15.5%	$901,000	18.6%	$(128,000)
Italian	583,000	11.7%	552,000	11.4%	31,000

Total	1,356,000	27.2%	1,453,000	30.0%	(97,000)
General and Administrative	1,738,000	35.0%	1,503,000	31.0%	235,000
Research and Development	533,000	10.7%	514,000	10.6%	19,000
Write-off of PARSEC® assets	1,674,000	33.7%	509,000	10.5%	1,165,000
Impairment of goodwill	5,852,000	117.7%	—	N/A	5,852,000

Total Operating Expenses	$11,153,000	224.3%	$3,979,000	82.0%	$7,174,000

The most significant variations in operating expenses occurred as a result of two noncash charges during the three months ended September 30, 2007, the largest of which was a goodwill impairment charge of $5,852,000 recorded during the third quarter of 2007. The determination to analyze our recorded goodwill balance for impairment was based principally upon the recent decline in our current market capitalization to less than our June 30, 2007 book value for the preceding seven weeks prior to the end of the third quarter, as well as the recent decision that we intend to change our strategic direction to place any further development of the PARSEC® System on hold indefinitely. Based primarily upon our estimate of forecasted discounted cash flows and our market capitalization, we determined that the carrying amount of the goodwill at each of our Italian subsidiary, Delta Biologicals, and ImmunoVision, a member of our domestic segment, was in excess of its respective fair value. Completion of the second step of the analysis of our goodwill balance allowed us to conclude that all $4,672,000 of the goodwill recorded at Delta Biologicals was impaired, as was $1,180,000 of the $2,050,000 of goodwill recorded at ImmunoVision. As a result, we recorded a noncash goodwill impairment charge to operations totaling $5,852,000 during the third quarter of 2007. No goodwill impairment charge was recorded during the third quarter of 2006.

The other noncash charge during the three months ended September 30, 2007 was a write-off of PARSEC® System related assets included in inventory, property and equipment, equipment on lease and other current assets totaling $1,674,000 as a result of our decision that we intend to change our strategic direction to focus on the development of the new Mago® 4 instrument, the upgraded version of our existing Mago® Plus instrument, and to place any further development of the PARSEC® System on hold indefinitely. Our third quarter 2006 operating expenses included a $509,000 write-off of certain PARSEC® System related assets and inventory recorded when we determined that certain of these assets were not compatible with anticipated future instrument versions. As part of this analysis in the third quarter of 2006 we became aware of, and included in that adjustment, errors in prior periods totaling $154,000 principally related to still usable fixed assets relating to the PARSEC® System that had not been properly depreciated.

Other variations in operating expenses during the three months ended September 30, 2007 included a decrease of $97,000 in selling expenses compared to the same period of 2006 as a result of a reduction in domestic selling expenses, principally due to lower labor costs. Excluding the effects of the fluctuation in exchange rates, Italian selling expenses had a minimal increase of 4,000 Euro. General and administrative expenses increased $235,000 in the three months ended September 30, 2007 compared to the same period of 2006 principally due to increased domestic professional fees, including those incurred in connection with the evaluation of the PARSEC® System and the status of its development. This increase was partially offset by lower insurance costs. Research and development expenses of $533,000 in the third quarter of 2007, an increase of $19,000 from the same period of 2006, were composed of domestic expenses of $170,000 and Italian expenses of $363,000. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

LOSS FROM OPERATIONS

Losses from operations totaled $8,391,000 and $1,292,000 in the three months ended September 30, 2007 and 2006, respectively. The loss from operations in the three months ended September 30, 2007 was composed of losses of $6,562,000 from Italian operations, which included charges of $4,672,000 for goodwill impairment and $1,430,000 for the write-off of PARSEC® System related assets, and $1,826,000 from domestic operations, which included charges of $1,180,000 for goodwill impairment and $244,000 for the write-off of PARSEC® System related assets. The loss from operations in the three months ended September 30, 2006 was composed of losses of $889,000 from Italian operations, which included a $509,000 write-off of PARSEC® System related assets, and $369,000 from domestic operations. Domestic operations include corporate expenditures, including costs required to maintain our status as a public company.

OTHER INCOME, NET

Interest income decreased $23,000 to $97,000 in the three months ended September 30, 2007 from $121,000 in the same period of 2006 due principally to lower average cash balances invested during the three months ended September 30, 2007 compared to the same period in the prior year. Other income, net totaled $19,000 during the three months ended September 30, 2007, compared to other expense, net of $80,000 in the three months ended September 30, 2006. Amounts included in other income (expense), net in the three months ended September 30, 2007 and 2006 were primarily net foreign currency gains or losses on transactions, particularly by our Italian subsidiary, which were denominated in currencies other than the subsidiary’s functional currency.

INCOME TAX PROVISION

We recorded an income tax benefit of $435,000 during the three months ended September 30, 2007 and an income tax provision of $16,000 during the three months ended September 30, 2006. The tax benefit in the three months ended September 30, 2007 relates to the domestic deferred tax benefit, recorded due to the adjustment of our deferred tax liability relating to tax deductible goodwill, recognized as a result of the goodwill impairment charge taken at ImmunoVision. The current tax provisions in the three months ended September 30, 2007 and September 30, 2006 relate to Italian local income taxes based upon applicable statutory rates effective in Italy. No current domestic tax provision or benefit was recorded in the three months ended September 30, 2007 or 2006 as we have a net operating loss and a full valuation allowance against the domestic net deferred income tax assets.

NET LOSS

We generated net losses of $7,841,000 in the three months ended September 30, 2007 and $1,268,000 in the same period of 2006. Our basic and diluted net loss per common share was $0.28 in the three months ended September 30, 2007 compared to basic and diluted net loss per common share of $0.05 in the three months ended September 30, 2006. Net losses in the three months ended September 30, 2007 and 2006 resulted primarily from the various factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, our working capital was $16,548,000 compared to $18,365,000 at December 31, 2006. Cash and cash equivalents totaled $1,577,000 at September 30, 2007, compared to $1,996,000 at December 31, 2006. Short-term marketable debt securities totaled $6,725,000 at September 30, 2007 and $6,650,000 at December 31, 2006. Our short-term marketable debt securities are primarily investments in auction rate debt securities with final maturities longer than one year, but with interest rates typically resetting every 28 or 35 days through an auction mechanism. These short-term marketable debt securities consist primarily of taxable municipal bonds and government agency securities and were deemed short-term, classified as available for sale securities and recorded at cost, which approximated market value based on quoted market prices. Substantially all of our cash and cash equivalents and short-term marketable debt securities are presently held at one national securities brokerage firm. Accordingly, we are subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver our securities or if the brokerage firm should become bankrupt or otherwise insolvent. We only invest in select money market instruments, municipal securities and corporate issuers.

Net cash flows of $76,000 were used by operating activities during the nine months ended September 30, 2007, compared to $940,000 that were used by operating activities during the nine months ended September 30, 2006. Cash used by operating activities during the first nine months of 2007 was primarily the result of the combination of the net loss for the period of $8,542,000 offset by

$8,053,000 in non-cash items, which include principally the goodwill impairment charge and the write-off of PARSEC® System related assets as described in further detail above, and depreciation and amortization, deferred income taxes and the provision for doubtful accounts receivable. Cash used by operating activities during the first nine months of 2007 was also affected by $412,000 in cash provided by changes in operating assets and liabilities, which was primarily the result of cash of $740,000 received as a result of reductions in accounts receivable and inventory. Cash received from the reduction in accounts receivable included the effect of an accounts receivable collection in satisfaction of previously outstanding accounts receivable balances of $630,000 based upon a negotiated agreement with a governmental region in Italy acting on behalf of hospitals located within the region. Cash of $340,000 utilized to decrease accounts payable and accrued expenses partially offset cash provided from changes in operating assets and liabilities. Cash used in operating activities during the first nine months of 2006 was principally the result of $671,000 used by the combination of the $2,183,000 net loss for the period offset by non-cash items, which include principally depreciation and amortization, the third quarter of 2006 write-off of PARSEC® System related assets and the cumulative effect of change in accounting principle. Cash used to reduce accounts payable and accrued expenses, partially offset by cash received from reductions in accounts receivable and inventory, also contributed to total 2006 net cash used by operating activities.

Net cash flows of $321,000 were used in investing activities during the nine months ended September 30, 2007, compared to $8,813,000 used during the same period of the prior year. The decrease in cash used for investing activities was primarily the result of our net investments in marketable securities, as well as capital expenditures, during 2006. Capital expenditures in the nine months ended September 30, 2006 occurred in Italy as a result of moving our Italian operations to a new facility and purchasing equipment which we expect to be necessary for the production of certain hepatitis products resulting from the license agreement we entered into in September 2004 with an Italian diagnostics company to obtain a perpetual, worldwide, royalty-free license of product technology used by the Italian diagnostics company. This licensed hepatitis product technology is existing technology, which the Italian diagnostics company had developed and successfully commercialized to manufacture hepatitis products sold by them and which had already received “CE Marking” approval from the European Union. Through the acquisition of this existing technology, in its current form, we also expect to be able to derive revenue from the manufacture and sale of new hepatitis products. In exchange for the Italian diagnostics company’s assistance in transferring the know-how of the manufacturing technology, we agreed to pay a total of 1,000,000 Euro in the form of four milestone payments upon the Italian diagnostics company’s achievement of certain enumerated performance objectives related to the transfer of such existing technology. In March 2005, we paid the first of these milestone payments, in the amount of $277,717. As a result of the satisfaction of the first milestone payment, we determined that payment of the three remaining milestone payments was probable and, consequently, an accrued license payable for the remaining 800,000 Euro was recorded during the first quarter of 2005. In September 2006, these remaining performance objectives, and the corresponding milestone payments, were slightly postponed. The delay had no effect on the carrying value of the product license. Following the completion of the second performance objective, a payment of $524,000 was made in December 2006 and the resulting accrued license payable in the accompanying balance sheet as of September 30, 2007 is $567,135. The Italian diagnostics company has completed the third performance objective and, in October 2007, we paid the third milestone payment of $438,000. The Italian diagnostics company is now working to achieve the remaining performance objective, which requires receiving authorization for “CE Marking” in the European Union, and is expected to be completed prior to or during February 2008. Among other events and actions included in the future performance objective are requirements that training be provided to us. This training has been, and will continue to be, expensed as incurred and a corresponding amount will be recognized as a reduction to the product license recorded in the accompanying consolidated balance sheet. While we determined that our payment of the final milestone payments is probable and believe that capitalization as a recoverable asset is appropriate, there remains a risk that we will not be able to obtain product technology that would enable us to manufacture our own hepatitis products or, if we obtain such product technology, that we will not be able to manufacture our own hepatitis products. Additionally, as a result of our decision that we intend to change our strategic direction to focus on the development of the Mago® 4 instrument and place any further development of the PARSEC® System on hold indefinitely, the timeframe during which we expected to begin marketing these hepatitis test kits will be delayed. While we believe that we will be able to bring these hepatitis kits to market, if the progress of our efforts to begin marketing these kits is further adversely impacted, then we may be required to record an impairment charge with respect to all or a portion of the $1,243,000 intangible hepatitis product license asset.

Cash provided by financing activities during the nine months ended September 30, 2006 of $34,000 resulted from the exercise of stock options. There were no financing activities during the nine months ended September 30, 2007. We did not repurchase any of our common stock during the nine months ended September 30, 2007 or 2006 as part of the common stock repurchase program approved by our Board of Directors in May 2002.

Our product research and development expenditures are expected to be approximately $2,200,000 during 2007. Actual expenditures will depend upon, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. There can be no assurance that these expenditures will result in the development of new products or product enhancements, that we will successfully complete products under development, that we will obtain regulatory approval or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed. In addition, we estimate that cash of approximately $300,000 will be required in 2007 to improve and expand our facilities, equipment and information systems. Included in these improvements are anticipated purchases of equipment that will be necessary to integrate the acquisition of technology expected to be received by us under our license agreement with an Italian diagnostics company for the license to us of product technology useful for our own manufacture of certain hepatitis products. This estimate does not include, however, expenditures relating to our previously reported plans to continue our search to relocate to a new location for our corporate headquarters and the operations of Diamedix Corporation. There can be no assurance that we will be successful in our plans to expand or relocate our operations.

Our principal source of short term liquidity is existing cash and cash equivalents and marketable securities, which we believe will be sufficient to meet our operating needs and anticipated capital expenditures over at least the next twelve months. Additionally, we may need to utilize cash to assist our Italian subsidiary, Delta Biologicals, in maintaining its compliance with capital requirements established by Italian law. For the long term, we intend to utilize principally existing cash and cash equivalents and marketable securities, as well as internally generated funds, which are anticipated to be derived primarily from the sale of existing diagnostic and instrumentation products and diagnostic and instrumentation products currently under development. To the extent that these sources of liquidity are insufficient, we may consider issuing debt or equity securities or curtailing or reducing our operations.

We maintain allowances for doubtful accounts, particularly in Italy where payment cycles are longer than in the United States, for estimated losses resulting from the inability of our customers to make required or timely payments. Additionally, we periodically receive payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances. We may anticipate collection of these amounts through a payment as described above, and, therefore, not provide an allowance for doubtful accounts for these amounts. Additional payments by governmental regions in Italy are possible, and, as a result, we may consider the potential receipt of those payments in determining our allowance for doubtful accounts. If contemplated payments are not received, if existing agreements are not complied with or cancelled, or if we require additional allowances, then our operating results could be materially adversely affected during the period in which the determination to increase the allowance for doubtful accounts is or was made.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain allowances for doubtful accounts, particularly in Italy for the operations of our Italian subsidiary, for estimated losses resulting from the inability of our customers to make required payments. In many instances our receivables in Italy, while currently due and payable, take in excess of a year to collect. Additionally, we may receive payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances. Consequently, we may consider the potential receipt of those types of payments in determining our allowance for doubtful accounts. If contemplated payments are not received when expected, if negotiated agreements are not complied with in a timely manner or at all, or if the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, then our operating results could be materially adversely affected during the period in which the determination to increase the allowance for doubtful accounts is or was made. Our allowances for doubtful accounts were $1,409,000 and $1,093,000 at September 30, 2007 and December 31, 2006, respectively. Net provisions for losses on accounts receivable of $282,000 was recorded in the first nine months of 2007, while $150,000 was recorded in the first nine months of 2006.

INVENTORY

We regularly review inventory quantities on hand, which include components for current or future versions of products and instrumentation. If necessary we record a provision for excess and obsolete inventory based primarily on our estimates of component obsolescence, product demand and production requirements, as well as based upon the status of a product within the regulatory approval process. We capitalize inventory costs associated with marketed products, and certain unapproved products prior to regulatory approval and product launch, based on management’s judgment of probable future economic benefit which includes an assessment of probability of future commercial use and net realizable value. With respect to instrumentation products, we purchase instrument parts, and in some cases manufacture instrument components, in preparation for the commercial launch of the instrument in amounts sufficient to support forecasted initial market demand. We do not capitalize such inventory unless the product or instrument is considered to have a high probability of receiving regulatory approval. We may make this determination prior to our submission to the FDA of a 510(k) application. In determining probability, if we are aware of any specific risks or contingencies that are likely to adversely impact the expected regulatory approval process, then we would not capitalize the related inventory but would instead expense it as incurred. Additionally, our estimates of future instrumentation and diagnostic kit product demand, or our judgement of probable future economic benefit, may prove to be inaccurate, in which case any resulting adjustments to the value of inventory would be recognized at the time of such determination and could adversely affect our operating results.

Inventory reserves were $564,000 and $421,000 as of September 30, 2007 and December 31, 2006, respectively. A total of $129,000 was charged to cost and expenses during the first nine months of 2007, while $53,000 was charged in the first nine months of 2006. Included in our inventory balance at September 30, 2007 was approximately $100,000 in Mago® 4 instrumentation and instrument components in anticipation of our pending commercial product launch. As a result of our decision that we intend to focus on the development of the Mago® 4 and put any further development of the PARSEC® System on hold indefinitely, we recorded an inventory write-down during the three months ended September 30, 2007 of PARSEC® System inventory that was acquired in anticipation of the projected commercial launch. The inventory write-down, which totaled $1,207,000, was composed of write-downs of raw materials, work-in-progress and finished goods inventory of $618,000, $515,000 and $74,000, respectively.

GOODWILL AND OTHER INTANGIBLES

Pursuant to SFAS No. 142, we analyze our goodwill at year-end for impairment issues and when triggering events of a possible impairment occur. In assessing the recoverability of our goodwill and other intangibles, we made assumptions regarding, among other things, estimated future cash flows, including current and projected levels of income, success of research and development projects, business trends, prospects and market conditions, to determine the fair value of the respected assets. If these or other estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Any resulting impairment loss would be recorded as a charge against our earnings and could have a material adverse impact on our financial condition and results of operations.

During the third quarter of 2007 we determined, based principally upon the recent decline in our current market capitalization to less than its June 30, 2007 book value for the preceding seven weeks prior to the end of the third quarter, as well as the recent decision that we intend to change our strategic direction to place any further development of the PARSEC® System on hold indefinitely, there was sufficient indication to require us to assess, in accordance with SFAS No. 142, whether any portion of our goodwill balance, which is recorded in both ImmunoVision and Delta Biologicals, was impaired. Based primarily upon our estimate of forecasted discounted cash flows for each of these subsidiaries and our market capitalization, we determined that the carrying amount of the goodwill at each of our Italian subsidiary, Delta Biologicals, and ImmunoVision, one of our domestic subsidiaries, was in excess of its respective fair value. Completion of the second step of this analysis allowed us to conclude that all $4,672,000 of the goodwill recorded at Delta Biologicals and $1,180,000 of the $2,050,000 of goodwill recorded at ImmunoVision was impaired. As a result, we recorded a noncash goodwill impairment charge to operations totaling $5,852,000 during the third quarter of 2007. Additionally, the continued decline in our market capitalization could require us to record additional impairment charges in future periods for the remaining goodwill for ImmunoVision.

The determination as to whether a write-down of goodwill is necessary involves significant judgment based upon our short-term and long-term projections for the company. The assumptions supporting the estimated future cash flows of the reporting unit, including profit margins, long-term forecasts, discount rates and terminal growth rates, reflect our best estimates.

STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123(R). We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of either immediately, all at once after seven years or in equal annual amounts over a four year period.

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

Prior to the adoption of SFAS No. 123(R), we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).

INCOME TAXES

We account for income taxes on our consolidated financial statements on a stand-alone basis as if we had filed our own income tax returns. However, the pre-merger IVAX Diagnostics reported its income taxes until the merger with b2bstores.com as part of a consolidated group. Therefore, all domestic net operating losses generated prior to the merger were utilized by IVAX. Since the merger, we have experienced net domestic losses from operations. Accounting principles generally accepted in the United States require that we record a valuation allowance against the deferred tax asset associated with these losses if it is “more likely than not” that we will not be able to utilize the net operating loss to offset future taxes. Due to the cumulative net losses from the operations of our domestic operations since the merger, we have provided a full valuation allowance against domestic deferred tax assets as of September 30, 2007. Additionally, we have no net foreign deferred tax asset, as a full valuation allowance was established in March 2005 as a result of recent losses generated by our Italian operation. Over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of our net operating loss carryforwards and other temporary differences. Upon reaching such a conclusion, and upon such time as we reverse the entire valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. We adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, the 2003-2006 tax years remain subject to examination by major tax jurisdictions.

As a result of the implementation of FIN 48, we recognized no material adjustments in the liability for unrecognized income tax benefits and, at the adoption date of January 1, 2007, we had no unrecognized tax benefits which would affect our effective tax rate if recognized. At September 30, 2007, we also had no unrecognized tax benefits. If uncertain tax positions had been recorded, then we would recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, no accrued interest related to uncertain tax positions has been recorded.

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

CURRENCY FLUCTUATIONS

During the nine months ended September 30, 2007 and 2006, approximately 31.6% and 33.5%, respectively, of our net revenues were generated in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the relative weakness of the United States dollar against the Euro resulted in an increase of approximately $349,000 in net revenues for the nine months ended September 30, 2007 and an increase of $105,000 in net revenues for the three months ended September 30, 2007 compared to the same periods of the prior year. During the nine months ended September 30, 2007 and 2006, none of our subsidiaries were domiciled in a highly inflationary environment and the impact of inflation and changing prices on our net revenues and on our loss from continuing operations was not material.

Our Italian subsidiary represented 31.6% of our net revenues in the nine months ended September 30, 2007. Conducting an international business inherently involves a number of difficulties, risks, and uncertainties, such as export and trade restrictions, inconsistent and changing regulatory requirements, tariffs and other trade barriers, cultural and labor and employment law issues, longer payment cycles, problems in collecting accounts receivable, political instability, local economic downturns, seasonal reductions in business activity in Europe during the traditional summer vacation months, and potentially adverse tax consequences.

INCOME TAXES

We recognized a tax benefit of $363,000 during the nine months ended September 30, 2007 and a tax provision of $53,000 during the nine months ended September 30, 2006. Additionally, we recognized a tax benefit of $435,000 during the three months ended September 30, 2007 and a tax provision of $16,000 during the three months ended September 30, 2006. Through March 14, 2001, the pre-merger IVAX Diagnostics reported its domestic income taxes as part of a consolidated group with IVAX. All domestic taxable losses generated prior to that date were utilized by IVAX. Effective March 14, 2001, as a result of the merger between b2bstores.com and the pre-merger IVAX Diagnostics, we were no longer included in the consolidated income tax returns of IVAX.

Our income tax benefit for the nine months ended September 30, 2007 was different from the amount computed on the loss before income taxes at the statutory rate of 35% primarily due to the increase of the valuation allowance to offset the benefit of both domestic and foreign losses and a deferred tax benefit recorded as a result of the goodwill impairment charge at ImmunoVision. The current income tax provisions of $50,000 and $53,000 for the nine months ended September 30, 2007 and 2006, respectively, were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

As of September 30, 2007, we had no net domestic deferred tax asset, as domestic net operating losses generated prior to the merger were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets generated subsequent to March 14, 2001. Additionally, as of September 30, 2007, we had no net foreign deferred tax asset, as a full valuation allowance was provided during the first quarter of 2005 as a result of recent losses by our Italian operation. During the nine months ended September 30, 2007, as a result of the impairment recorded against the goodwill at ImmunoVision, we adjusted our deferred tax liability relating to tax deductible goodwill at ImmunoVision to $159,000 and recorded a corresponding deferred tax benefit of $445,000. As a result of applying the cumulative effect transition method of SAB 108 in the fourth quarter of 2006, we did not record a domestic deferred tax provision during the first nine months of 2006. Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause our provision for income taxes to vary significantly from period to period. Upon such time as we reverse the entire valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Requirements of Section 404

Under the rules and regulations of the Securities and Exchange Commission, we are currently not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) until we file our Annual Report on Form 10-K for our fiscal year ending December 31, 2007, so long as we continue to meet the definition of a non-accelerated filer. In our Annual Report on Form 10-K for the year ending December 31, 2007, our management will be required to provide an assessment as to the effectiveness of our internal control over financial reporting, which assessment will be deemed furnished to rather than filed with the Securities and Exchange Commission. In our Annual Report on Form 10-K for the year ending December 31, 2008 and for each fiscal year thereafter, our management will be required to provide an assessment as to the effectiveness of our internal control over financial reporting and our independent registered public accounting firm will be required to provide an attestation as to the effectiveness of our internal control over financial reporting, which assessment and attestation will be filed with the Securities and Exchange Commission. The assessment and attestation processes required by Section 404 are relatively new to us. Accordingly, we may encounter problems or delays in completing our obligations and receiving an unqualified report on our internal control over financial reporting by our independent registered public accounting firm.

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

Item 1A – Risk Factors

Except as described below, there have not been any material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, as amended by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. You should carefully consider the risks described below. These and other risks could materially and adversely affect our business, operating results or financial condition. The risks described below are not the only risks we face. Additional risks not presently known to us or other factors that we do not presently perceive to present significant risks to us at this time may also impair our operations. You should also refer to the other risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, as amended by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, subject to the modifications and additions described below.

Our strategic initiatives, including our automation strategy, our development and commercial release of the upgraded version of our existing Mago® Plus instrument and the expansion of our menu of test kits, may not be successful.

Our test kits are designed to be performed either manually or in an automated format. We also design and manufacture our laboratory instruments to perform tests in a fully-automated mode. In furtherance of our automation strategy, we are developing an upgraded version of our existing Mago® Plus instrument, which will be named the Mago® 4. We intend to seek 510(k) clearance from the FDA for the Mago® 4 in the United States, as well as all necessary regulatory approvals abroad. Accordingly, commercial deliveries of the Mago® 4 in the United States will await regulatory clearance of its 510(k) application, and commercial deliveries of the Mago® 4 abroad will await all necessary regulatory approvals in the applicable foreign jurisdictions. There can be no assurance that we will be able to obtain 510(k) clearance from the FDA or all necessary regulatory approvals abroad for the Mago® 4 when anticipated or at all. Additionally, there can be no assurance that our financial condition, operating results or cash flows or the judgments and estimates we have made with respect to our inventory, property and equipment, equipment on lease, goodwill and product intangibles will not be impacted by the anticipated timing of the commercial release of the Mago® 4.

We expect that the Mago® 4 will become our primary product. However, the development and marketing of new or enhanced products, including, without limitation, the Mago® 4, is a complex and uncertain process. Accordingly, we cannot be certain that:

•	the Mago® 4 will be available when expected, or at all;

•	the Mago® 4 will perform as expected,

•	the Mago® 4 will become our primary product,

•	the Mago® 4 will enable us to expand the menu of test kits we offer,

•	the Mago® 4 will be a source of revenue growth for us,

•	we will receive financial benefits or achieve improved operating results after the commercial release of the Mago® 4,

•	we will be successful in the marketing of the Mago® 4, or

•	customers will integrate the Mago® 4 into their operations as readily as expected.

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

Our implementation of our new strategic direction, which includes focusing on the development of the Mago® 4 and placing any further development of the PARSEC® System on hold indefinitely, could adversely affect our business, prospects, operating results, financial condition or cash flows.

We have decided that we intend to change our strategic direction by focusing on the development of the Mago® 4 and placing any further development of the PARSEC® System on hold indefinitely. There can be no assurance that we will successfully implement this change in strategic direction. Accordingly, there can be no assurance that the PARSEC® System will ever be available. Furthermore, our international activities associated with the PARSEC® System will be adversely impacted. Additionally, the timeframe during which we had expected to begin marketing hepatitis test kits to be manufactured at our Italian facilities pursuant to a technology license will be delayed. At September 30, 2007, we had approximately $1.2 million of intangible assets and approximately $0.6 million of accrued payables relating to the technology license. While we believe we will be able to bring hepatitis test kits to market, if the progress of our efforts to begin marketing hepatitis test kits is further adversely impacted, then we could be required to record an impairment charge with respect to all or a portion of these intangible assets and pay all or a portion of these accrued payables. Any of these factors could materially and adversely affect our business, prospects, operating results, financial condition or cash flows.

Making or changing judgments and estimates regarding our inventory may adversely affect our financial condition and operating results.

There are inherent uncertainties involved in the estimates and judgments we make regarding our inventory and changes in these estimates and judgments could have a material adverse effect on our financial condition, operating results and cash flows. As of September 30, 2007, our total inventories included approximately $0.1 million in Mago® 4 instrumentation and instrument components. There can be no assurance that we will not have to make or change judgments and estimates regarding our inventory as a result of any delay of the commercial launch of, future design changes to, the development of improved instrument versions of, or future demand for, the Mago® 4, nor can there be assurance that such judgments and estimates, or changes in judgments and estimates, will not adversely impact our financial condition and operating results.

We may not be able to use inventories of parts and products purchased or made before receiving final regulatory clearance or beginning full commercial marketing.

From time to time, we purchase or make significant quantities of parts and products prior to the date on which we receive final regulatory clearance or begin our full commercial marketing. As of September 30, 2007, our total inventories included approximately $0.1 million in Mago® 4 instrumentation and instrument components. The production of pre-launch inventories for our products, including, without limitation, the Mago® 4, involves the risks, among others, that the parts and products may not be approved for commercial marketing by the applicable regulatory authorities on a timely basis or at all, that the launch of the products may be significantly postponed or, as a result of the discontinuation of such products or otherwise, cancelled, or that we may not be able to find alternative uses for such inventory. If any of these events were to occur, then we may be required to reassess the net realizable value of the related inventory and could, in such case, incur a charge to write down the value of such inventory, which would adversely affect our operating results in the period in which the determination or charge is or was made.

Our own manufacture of scientific instruments, reagents and test kits may not provide us with anticipated cost savings or competitive advantages.

We have sought to differentiate ourselves from our competitors through our proprietary instrument systems. While some of our competitors offer proprietary instruments, other competitors use third-parties to manufacture these instruments for them. We manufacture our Mago® Plus and Aptus® instruments, and are currently developing and plan to manufacture the Mago® 4, at Delta Biologicals, our wholly-owned subsidiary in Italy. Additionally, our wholly-owned subsidiary, ImmunoVision, produces certain autoimmune reagents and our wholly-owned subsidiary, Diamedix Corporation, produces diagnostic test kits. There can be no assurance that we will realize cost savings or competitive advantages from our own production of scientific instruments, reagents or test kits.

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

The consolidated financial statements included in the periodic reports we file with the Securities and Exchange Commission are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including goodwill and other intangible assets), liabilities and related reserves, revenues, expenses and income. This includes estimates, judgments and assumptions for assessing the recoverability of our goodwill and other intangible assets, pursuant to Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If any estimates, judgments or assumptions change in the future, we may be required to record additional expenses or impairment charges. Any resulting expense or impairment loss would be recorded as a charge against our earnings and could have a material adverse impact on our financial condition and operating results. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets (including goodwill and other intangible assets), liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our financial position and operating results.

On an on-going basis, we evaluate our estimates, including, among others, those relating to:

•	product returns,

•	allowances for doubtful accounts,

•	inventories and related reserves,

•	goodwill and other intangible assets,

•	income and other tax accruals,

•	deferred tax asset valuation allowances,

•	discounts and allowances,

•	warranty obligations, and

•	contingencies and litigation.

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

During the third quarter of 2007 we determined, based principally upon the recent decline in our current market capitalization to less than its June 30, 2007 book value for the preceding seven weeks prior to the end of the third quarter, as well as the recent decision that we intend to change our strategic direction to place any further development of the PARSEC® System on hold indefinitely, there was sufficient indication to require us to assess, in accordance with SFAS No. 142, whether any portion of our goodwill balance, which is recorded in both ImmunoVision and Delta Biologicals, was impaired. Based primarily upon our estimate of forecasted discounted cash flows for each of these subsidiaries and our market capitalization, we determined that the carrying amount of the goodwill at each of our Italian subsidiary, Delta Biologicals, and ImmunoVision, one of our domestic subsidiaries, was in excess of its respective fair value. Completion of the second step of this analysis allowed us to conclude that all $4,672,000 of the goodwill recorded at Delta

Biologicals and $1,180,000 of the $2,050,000 of goodwill recorded at ImmunoVision was impaired. As a result, we recorded a noncash goodwill impairment charge to operations totaling $5,852,000 during the third quarter of 2007. Additionally, the continued decline in our market capitalization could require us to record additional impairment charges in future periods for the remaining goodwill for ImmunoVision, which would have a material adverse effect on our financial position and operating results.

Item 5—Other Information

As previously disclosed in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2007, we concluded on October 22, 2007 that we expect to take impairment charges associated with goodwill relating to two of our wholly-owned subsidiaries – Delta Biologicals and ImmunoVision – principally as a result of the recent significant decline in our market capitalization, as well as the recent decision that we intend to change our strategic direction to place any further development of the PARSEC® System on hold indefinitely. At the time of that disclosure, we had not yet completed the goodwill valuation process. The goodwill valuation process is now complete. We concluded that the carrying amount of the goodwill at each of Delta Biologicals and ImmunoVision was in excess of its respective fair value. In the quarter ended September 30, 2007, we have recorded a noncash goodwill impairment charge totaling $5,852,000, for all $4,672,000 of the goodwill associated with Delta Biologicals, as well as $1,180,000 of the $2,050,000 of goodwill associated with ImmunoVision.

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

IVAX Diagnostics, Inc.

Date: November 14, 2007	By:	/s/ Mark S. Deutsch
Mark S. Deutsch,
Vice President-Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002