Form 10-Q
period 2008-03-31
IVAX DIAGNOSTICS INC
filed 2008-05-14
CIK 1095858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

27,649,887 shares of Common Stock, $ .01 par value, outstanding as of May 12, 2008.

IVAX DIAGNOSTICS, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$3,694,118	$3,900,564
Marketable debt securities	—	1,925,000
Accounts receivable, net of allowances for doubtful accounts of $1,098,862 in 2008 and $1,052,797 in 2007	7,227,578	6,287,654
Inventories, net	4,005,718	4,013,312
Other current assets	304,717	374,579

Total current assets	15,232,131	16,501,109
Property, plant and equipment, net	2,098,462	1,845,292
Marketable securities	3,912,446	4,100,000
Equipment on lease	170,399	163,113
Product license	1,242,936	1,242,936
Goodwill, net	870,290	870,290
Other assets	1,121,976	1,045,592

Total assets	$24,648,640	$25,768,332

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$812,692	$1,217,408
Accrued license payable	158,020	147,184
Accrued expenses and other current liabilities	4,161,241	5,404,372

Total current liabilities	5,131,953	6,768,964

Other long-term liabilities:
Deferred tax liabilities	190,581	174,708
Other long-term liabilities	915,908	850,177

Total other long-term liabilities	1,106,489	1,024,885

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding 27,649,887 in 2008 and 2007	276,498	276,498
Capital in excess of par value	40,925,189	40,910,677
Accumulated deficit	(22,864,657)	(23,209,941)
Accumulated other comprehensive income (loss)	73,168	(2,751)

Total shareholders’ equity	18,410,198	17,974,483

Total liabilities and shareholders’ equity	$24,648,640	$25,768,332

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these balance sheets.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended March 31,	2008	2007
Net revenues	$5,241,856	$4,946,190
Cost of sales	2,024,415	1,958,381

Gross profit	3,217,441	2,987,809

Operating expenses:
Selling	1,167,752	1,353,416
General and administrative	1,417,651	1,454,634
Research and development	449,437	472,010

Total operating expenses	3,034,840	3,280,060

Income (loss) from operations	182,601	(292,251)

Other income:
Interest income	94,800	88,983
Other income, net	98,877	554

Total other income, net	193,677	89,537

Income (loss) before income taxes	376,278	(202,714)
Provision for income taxes	30,994	35,572

Net income (loss)	$345,284	$(238,286)

Net income (loss) per share
Basic and diluted	$0.01	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	27,649,887	27,649,887

Diluted	27,649,887	27,649,887

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE, December 31, 2007	27,649,887	$276,498	$40,910,677	$(23,209,941)	$(2,751)	$17,974,483
Comprehensive income:
Net income	—	—	—	345,284	—	345,284
Translation adjustment	—	—	—	—	263,473	263,473
Unrealized loss on marketable securities, net of tax	—	—	—	—	(187,554)	(187,554)

Comprehensive income						421,203
Stock compensation expense	—	—	14,512	—	—	14,512

BALANCE, March 31, 2008	27,649,887	$276,498	$40,925,189	$(22,864,657)	$73,168	$18,410,198

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of this statement.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2008	2007
Cash flows from operating activities:
Net income (loss)	$345,284	$(238,286)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	116,614	183,098
Net provision for doubtful accounts receivable	14,089	261
Net non-cash compensation expense (income), including fair value adjustment of liability awards	14,512	(1,162)
Deferred income taxes	15,873	15,873
Changes in operating assets and liabilities:
Accounts receivable	(602,160)	593,390
Inventories	87,112	(214,999)
Other current assets	83,220	122,489
Other assets	570	—
Accounts payable and accrued expenses	(1,899,490)	101,095
Other long-term liabilities	3,004	32,472

Net cash flows (used in) provided by operating activities	(1,821,372)	594,231

Cash flows from investing activities:
Capital expenditures	(274,659)	(40,712)
Purchases of marketable securities	—	(575,000)
Proceeds from sales of marketable securities	1,925,000	500,000
Acquisitions of equipment on lease	(29,309)	(27,571)

Net cash flows provided by (used in) investing activities	1,621,032	(143,283)

Cash flows from financing activities:
Exercise of stock options	—	—

Net cash flows provided by financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	(6,106)	5,392

Net increase (decrease) in cash and cash equivalents	(206,446)	456,340
Cash and cash equivalents at the beginning of the period	3,900,564	1,995,730

Cash and cash equivalents at the end of the period	$3,694,118	$2,452,070

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) GENERAL:

The accompanying unaudited interim consolidated financial statements of IVAX Diagnostics, Inc. (the “Company,” “IVAX Diagnostics,” we,” “us” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments necessary to state fairly the results of operations, financial position, changes in stockholders’ equity and cash flows have been made. The results of operations, financial position, changes in stockholders’ equity and cash flows for the three months ended March 31, 2008 are not necessarily indicative of the results of operations, financial position, changes in stockholders’ equity and cash flows which may be reported for the remainder of 2008. The balance sheet as of December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following charts summarize option activity as of March 31, 2008 and changes during the three months ended March 31, 2008 under the Company’s 1999 Performance Equity Plan (the “Performance Plan”) for options granted by the Company after the consummation of the March 2001 merger of IVAX Diagnostics, Inc., a wholly-owned subsidiary of IVAX at that time (the “pre-merger IVAX Diagnostics”), into b2bstores.com Inc. (“b2bstores.com”), and under the Company’s 1999 Stock Option Plan (the “1999 Plan”):

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	784,949	$3.66
Granted	—	—
Expired	(130,000)	$2.97
Terminated	—	—
Exercised	—	—

Outstanding at March 31, 2008	654,949	$3.80

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	100,000	9.3	$1.00	100,000	$1.00
$1.35 – $2.40	178,100	5.3	$1.79	178,100	$1.79
$4.35 – $4.91	160,000	7.2	$4.37	150,000	$4.37
$5.20 – $7.12	216,849	3.0	$6.33	216,849	$6.33

	654,949	5.6	$3.80	644,949	$3.79

The aggregate intrinsic value for the outstanding and exercisable in-the-money options was $0 at each of March 31, 2008 and December 31, 2007.

A summary of the status of the Company’s non-vested options as of March 31, 2008 and changes during the three-month period ended March 31, 2008 is presented below:

Non-vested Options	Number of Shares	Weighted Average Grant-date Fair Value
Outstanding at December 31, 2007	110,463	$2.75
Granted	—	—
Vested	(100,463)	$2.73
Terminated	—	—
Exercised	—	—

Outstanding at March 31, 2008	10,000	$2.88

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of March 31, 2008, there was $23,000 of unrecognized compensation costs, based on the fair value of unvested awards, related to non-vested share-based compensation arrangements granted under the Performance Plan. This cost is expected to be recognized over a weighted average period of 1.1 years. No windfall tax benefits were recognized in the three months ended March 31, 2008 or 2007.

(3) CASH EQUIVALENTS AND MARKETABLE SECURITIES:

The Company considers certain short-term investments in marketable debt securities with original maturities of three months or less to be cash equivalents.

Substantially all cash and cash equivalents are presently held at one international securities brokerage firm, UBS. Accordingly, the Company is subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver the Company’s securities or if the brokerage firm should become bankrupt or otherwise insolvent. It is the Company’s policy to invest in select money market instruments, U.S. treasury investments, municipal and other governmental agency securities and corporate issuers. Realized gains and losses from sales of marketable securities are based on the specific identification method. For the three months ended March 31, 2008 and 2007, realized gains and losses were not material, as recorded book value approximated fair value. At March 31, 2008 and December 31, 2007, the Company owned short-term marketable securities totaling $0 and $1,925,000, respectively. The short-term marketable securities owned at December 31, 2007 were sold during the three months ended March 31, 2008 and are now invested in select money market instruments. Historically, the Company’s short-term marketable securities were invested in auction rate securities with long-term maturities (generally between 20 and 30 years), the interest rates of which are reset periodically (typically every 28 or 35 days) through a competitive bidding process often referred to as a “Dutch auction.” Despite the underlying long-term maturity of these securities, such securities were typically priced and subsequently traded as short-term investments because of their interest rate reset feature. During the three months ended March 31, 2008, the Company received proceeds of $1,925,000 from the sale of marketable securities. During the three months ended March 31, 2007, the Company used $575,000 for the purchase of marketable securities and received proceeds of $500,000 from the sale of marketable securities.

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

During January 2008 all $6,025,000 of the Company’s portfolio of marketable securities, which were classified as short-term or long-term as of December 31, 2007, were sold through the Dutch auction process, with $1,925,000 of the proceeds then invested in select money market instruments and $4,100,000 of the proceeds reinvested in auction rate securities. All of the auction rate securities held by the Company are secured by pools of student loans, in excess of 90% of which are guaranteed under the Federal Family Education Loan Program (“FFELP”), and each security had a credit rating of AAA or Aaa when purchased. The Company does not own, and has not invested in, any auction rate securities secured by mortgages or collateralized debt.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As described above, recent uncertainties in the global credit and capital markets have prevented sellers of auction rate securities, including the Company, from liquidating their holdings in auction rate securities. Since mid-February 2008, each of the remaining auction rate securities that the Company held, the par value of which is approximately $4,100,000 in the aggregate, experienced, and has continued to experience, failed auctions. As a result of these failed auctions, the Company has been unable to liquidate its investment and does not expect to be able to access its funds that are invested in these auction rate securities until a future auction of these securities is successful or a secondary market develops for these particular securities. The Company included the $4,100,000 of auction rate securities in long-term marketable securities in the accompanying consolidated balance sheets as of March 31, 2008 and December 31, 2007 because it cannot predict when future auctions related to these securities will be successful or when the Company will be able to otherwise liquidate its investment. The Company continues to earn interest at the maximum or default contractual rate on these auction rate securities as a result of their auction failures.

Based upon the fair value determinations described below in Note 4, Fair Value Measurement, the fair value of the Company’s investment in auction rate securities was $3,912,446 at March 31, 2008 compared to a par value of $4,100,000. Based upon this information, the Company recognized a temporary loss of $187,554 to its shareholders’ equity in its financial statements as of and for the quarter ended March 31, 2008. The Company continues to expect to hold these securities until such time as it is able to receive at least par value for its investments, which, given the current uncertainty in the credit markets, the Company expects will be longer than 12 months.

(4) FAIR VALUE MEASUREMENT:

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy for disclosure to show the extent and level of judgment used to estimate fair value measurements. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In accordance with SFAS 157, the following table, which does not include cash on hand, represents the Company’s fair value hierarchy for its financial assets (cash equivalents and available for sale investments) as of March 31, 2008:

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$2,039,951	$2,039,951	$—	$—
Long-term investments:
Auction rate securities	3,912,446	—	—	3,912,446

Total financial assets	$5,952,397	$2,039,951	$—	$3,912,446

The Company’s non-current auction rate securities discussed above in Note 3, Cash Equivalents and Marketable Securities, make up the majority of the Company’s combined financial assets subject to fair value measurement and the single asset valued under the Level 3 hierarchy. At March 31, 2008 the Company utilized a discounted cash flow approach to arrive at the valuation of $3,912,446. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, underlying collateral and expected holding periods of the auction rate securities. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. They represent the Company’s estimates given available data as of March 31, 2008.

Based on this assessment of fair value, as of March 31, 2008 the Company determined there was a decline in the fair value of its auction rate security investments of $187,554, which was deemed temporary. This amount has been recorded net of tax, as a component of other comprehensive income.

The following table provides a summary of changes in fair value of the Company’s auction rate security investments (Level 3) as of March 31, 2008:

Balance at December 31, 2007 (short-term and long-term)	$6,025,000
Sale of auction rate securities	(1,925,000)
Unrealized loss included in other comprehensive income	(187,554)

Balance at March 31, 2008	$3,912,446

(5) INVENTORIES, NET:

Inventories, net consist of the following:

	March 31, 2008	December 31, 2007
Raw materials	$750,035	$718,909
Work-in-process	964,538	862,857
Finished goods	2,291,145	2,431,546

Total inventories, net	$4,005,718	$4,013,312

In accordance with the Company’s inventory accounting policy, total inventories at March 31, 2008 and December 31, 2007 include components for current or future versions of products and instrumentation. Amounts included at March 31, 2008 include approximately $120,000 in Mago® 4 instrumentation and instrument components in anticipation of the future commercial product launch and $220,000 of inventory relating to the

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Company’s hepatitis product, which is currently pending regulatory approval based upon the Company’s January 2008 submission requesting “CE Marking” in the European Union. Mago® 4 instrumentation and instrument components and hepatitis-related inventory at December 31, 2007 were $70,000 and $220,000, respectively.

(6) PRODUCT LICENSE:

In September 2004, the Company entered into a license agreement with an Italian diagnostics company to obtain a perpetual, worldwide, royalty-free license of product technology used by the Italian diagnostics company. This licensed hepatitis product technology is existing technology, which the Italian diagnostics company had developed and successfully commercialized to manufacture hepatitis products sold by them and for which it had already received “CE Marking” approval from the European Union. Through the acquisition of this existing technology in its current form, the Company also expects to be able to derive revenue from the manufacture and sale of new hepatitis products. In exchange for the Italian diagnostics company’s assistance in transferring the know-how of the manufacturing technology, the Company agreed to pay a total of 1,000,000 Euro, in the form of four milestone payments, upon the Italian diagnostics company’s achievement of certain enumerated performance objectives related to the transfer of such existing technology. Three of the four required milestone payments, totaling 900,000 Euro, were made in prior years. The remaining required milestone payment of $158,020 is included in accrued license payable in the accompanying consolidated balance sheet as of March 31, 2008. The Company is now working with the Italian diagnostics company to achieve the remaining performance objective, which includes, among others, the condition for the Company to receive authorization for “CE Marking” in the European Union. The application for “CE Marking” was filed in January 2008, and the Company expects to pay the remaining milestone payment upon receipt of this approval, which is expected in the third quarter of 2008. The remaining performance objective also includes requirements that training be provided to the Company. This training has been, and will continue to be, expensed as incurred, and a corresponding amount will be recognized as a reduction to the product license recorded in the accompanying consolidated balance sheet. While the license is perpetual, the Company believes that the expected economic useful life of the license will be 4 to 6 years after the licensed technology has been transferred to the Company and the Company can utilize the licensed technology for its intended purpose, which will occur after the completion of all of the performance objectives and payment of the fourth milestone payment. Amortization of the product license will begin following the successful technology transfer to the Company and the initial sale of the hepatitis products manufactured by the Company.

(7) EARNINGS PER SHARE:

A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

Three Months Ended March 31,	2008	2007
Basic weighted average shares outstanding	27,649,887	27,649,887
Effect of dilutive securities – stock options and warrants	—	—

Diluted weighted average number of shares outstanding	27,649,887	27,649,887

Not included in the calculation of diluted earnings per share because their impact is antidilutive:
Stock options outstanding	654,949	794,349

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(8) INCOME TAXES:

The provision for income taxes consists of the following:

Three Months Ended March 31,	2008	2007
Current:
Domestic	$—	$—
Foreign	15,121	19,699
Deferred:
Domestic	15,873	15,873
Foreign	—	—

Total provision for income taxes	$30,994	$35,572

The Company is susceptible to large fluctuations in its effective tax rate and has thereby recognized tax expense on a discrete pro-rata basis for the three months ended March 31, 2008. No current domestic tax provision was recorded during the three months ended March 31, 2008 or 2007 due to the expected utilization of prior period net operating losses to offset current domestic taxable income. The foreign current income tax provisions for the three months ended March 31, 2008 and 2007 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

The Company has established a full valuation allowance on its net deferred tax assets, which are primarily comprised of net operating loss carryforwards. As of March 31, 2008 and December 31, 2007, the Company had no net domestic deferred tax asset, as a full valuation allowance has been established against domestic deferred tax assets. As of March 31, 2008 and December 31, 2007, the Company had net deferred tax liabilities relating to tax deductible goodwill of $190,581 and $174,708, respectively, and recorded a corresponding deferred tax provision of $15,873 during the three months ended March 31, 2008. Additionally, as of March 31, 2008 and December 31, 2007, the Company had no net foreign deferred tax asset, as a full valuation allowance was provided during the first quarter of 2005 as a result of losses by the Company’s Italian operation, and additional allowances have been provided for losses occurring since that date through March 31, 2008. Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause the provision for income taxes to vary significantly from period to period.

(9) COMPREHENSIVE INCOME (LOSS):

The components of the Company’s comprehensive income (loss) are as follows:

Three Months Ended March 31,	2008	2007
Net income (loss)	$345,284	$(238,286)
Unrealized loss on marketable securities	(187,554)	—
Foreign currency translation adjustments	263,473	78,321

Comprehensive income (loss)	$421,203	$(159,965)

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(10) CONCENTRATION OF CREDIT RISK:

The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts as required. The Company’s accounts receivables are generated from sales made from both the United States and Italy. As of March 31, 2008 and December 31, 2007, $5,343,906 and $4,443,916, respectively, of the Company’s total net accounts receivable were due in Italy. Of the total net accounts receivable, 61.2% at March 31, 2008 and 58.3% at December 31, 2007 were due from hospitals and laboratories controlled by the Italian government. The Company maintains allowances for doubtful accounts, particularly in Italy where payment cycles are longer than in the United States, for potential credit losses based on the age of the accounts receivable and the results of the Company’s periodic credit evaluations of its customers’ financial condition. Additionally, the Company periodically receives payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances. The Company may have anticipated collection of these amounts through a payment as described above, and, therefore, not provided an allowance for doubtful accounts for these amounts. Future payments by governmental regions in Italy are possible, and, as a result, the Company may consider the potential receipt of those payments in determining its allowance for doubtful accounts. If contemplated payments are not received when expected, or if negotiated agreements are not complied with in a timely manner or cancelled, then the Company may provide additional allowances for doubtful accounts.

(11) SEGMENT INFORMATION:

The Company’s management reviews financial information, allocates resources and manages its business by geographic region. The Domestic region, which includes corporate expenditures, contains the Company’s subsidiaries located in the United States. The Italian region contains the Company’s subsidiary located in Italy. The information provided is based on internal reports and was developed and utilized by management for the sole purpose of tracking trends and changes in the results of the regions. The information, including the allocations of expense and overhead, was calculated based on a management approach and may not reflect the actual economic costs, contributions or results of operations of the regions as stand-alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the regions might differ but the relative trends would, in management’s view, likely not be materially impacted. The table below sets forth net revenues, income (loss) from operations, total assets and goodwill by region.

Net Revenues by Region Three Months Ended March 31,	2008	2007
Domestic
External net revenues	$3,462,612	$3,250,012
Intercompany revenues	143,749	172,529

	3,606,361	3,422,541

Italian
External net revenues	1,779,244	1,696,178
Intercompany revenues	11,403	158,669

	1,790,647	1,854,847

Eliminations	(155,152)	(331,198)

Consolidated net revenues	$5,241,856	$4,946,190

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Income (Loss) from Operations by Region Three Months Ended March 31,	2008	2007
Domestic	$187,271	$(32,206)
Italian	3,978	(253,888)
Eliminations	(8,648)	(6,157)

Income (loss) from operations	$182,601	$(292,251)

Total Assets by Region	March 31, 2008	December 31, 2007
Domestic	$15,226,776	$16,270,801
Italian	9,421,864	9,497,531

Total assets	$24,648,640	$25,768,332

Goodwill by Region	March 31, 2008	December 31, 2007
Domestic	$870,290	$870,290
Italian	—	—

Total goodwill	$870,290	$870,290

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

(13) RECENTLY ISSUED ACCOUNTING STANDARDS:

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivatives and Hedging Activities, which enhances the requirements under SFAS No. 133, Accounting for Derivatives and Hedging Activities. SFAS No. 161 requires enhanced disclosures about an entity’s derivatives and hedging activities and how they affect an entity’s financial position, financial performance, and cash flows. This Statement will be effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to impact its consolidated financial statements.

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

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing a company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and, accordingly, the Company adopted the provisions of this Statement on January 1, 2008. The adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. For financial assets and liabilities, SFAS No. 157 is effective beginning January 1, 2008. In February 2008, the FASB deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. The Company believes the impact will not require material modification related to its non-recurring fair value measurements and will be substantially limited to expanded disclosures in the notes to its consolidated financial statements for notes that currently have components measured at fair value. Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities measured at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 4, Fair Value Measurement, for related disclosures.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 and the unaudited interim consolidated financial statements and the related notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

•

the impact of the anticipated timing of the regulatory approval and commercial launch of our own hepatitis products on the judgments and estimates we have made with respect to our inventory and product intangibles and on our financial condition, operating results and cash flows;

•	our agreements with Teva, IVAX, third party distributors and key personnel;

•	consolidation of our customers affecting our operations, markets and products;

•	reimbursement policies of governmental and private third parties affecting our operations, markets and products;

•	price constraints imposed by our customers and governmental and private third parties;

•	our ability to increase the volume of our reagent production to meet increased demand;

•	our ability to consummate potential acquisitions of businesses or products;

•	our ability to integrate acquired businesses or products;

•	our ability to sell the current location of our Miami facility and to acquire a new location to which to relocate it;

•	protecting our intellectual property;

•	political and economic instability and foreign currency fluctuation affecting our foreign operations;

•	the effects of utilizing cash to assist our subsidiary, Delta Biologicals, in maintaining its compliance with capital requirements established by Italian law;

•

the amounts of actual payments by us of severance costs for terminated employees of Delta Biologicals, which will be subject to negotiation with the affected individuals and are subject to, and in some cases governed by, national collective and individual labor agreements existing in Italy;

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

•	the holding of substantially all of our cash and cash equivalents and marketable securities at a single brokerage firm, including risks relating to the bankruptcy or insolvency of such brokerage firm;

•	litigation regarding products, distribution rights, intellectual property rights, product liability, and labor and employment matters;

•	our ability to comply, with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

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

See the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 for further discussion of certain risks and uncertainties that could materially and adversely affect our business, operating results or financial condition. Many of these factors are beyond our control.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

OVERVIEW

Net income totaled $345,000 for the three months ended March 31, 2008 compared to a net loss of $238,000 for the three months ended March 31, 2007. Operating income was $183,000 for the three months ended March 31, 2008 compared to operating loss of $292,000 in the three months ended March 31, 2007. Net income and operating income significantly improved during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily due to improvements in revenue and gross profit, as well as reductions in operating expenses. Revenue increased by $296,000 to $5,242,000 in the three months ended March 31, 2008 from $4,946,000 in the three months ended March 31, 2007, primarily due to an increase in net revenues from domestic operations. A corresponding increase in gross profit of $230,000 to $3,218,000 in the three months ended March 31, 2008 compared to $2,988,000 in the three months ended March 31, 2007 occurred primarily as a result of the increase in revenue. Gross profit as a percentage of net revenues increased to 61.4% in the three months ended March 31, 2008 from 60.4% in the three months ended March 31, 2007. Operating expenses decreased $245,000 due to decreases in both domestic and Italian operating expenses, each of which includes the effect of management and other personnel reductions that occurred in the fourth quarter of 2007. Additionally, other income increased by $104,000 due principally to increases in net foreign currency gains. No significant fluctuations occurred in the first quarter of 2008 in income tax provision compared to the same period last year.

NET REVENUES AND GROSS PROFIT

Three months ended March 31,	2008	2007	Period over Period Increase
Net Revenues
Domestic	$3,463,000	$3,250,000	$213,000
Italian	1,779,000	1,696,000	83,000

Total	5,242,000	4,946,000	296,000
Cost of Sales	2,024,000	1,958,000	66,000

Gross Profit	$3,218,000	$2,988,000	$230,000
% of Total Net Revenues	61.4%	60.4%

Net revenues for the three months ended March 31, 2008 increased $296,000, or 6.0%, from the three months ended March 31, 2007. This increase was comprised of increases in external net revenues of $213,000 from domestic operations and $83,000 from Italian operations. Domestic external net revenues in the three months ended March 31, 2008 increased by 6.6% from the same period of 2007 primarily due to volume increases in reagent sales to existing instrumentation customers, as well as a volume increase in sales made under a supply agreement to another company selling diagnostic reagent products. These increases were partially offset by a reduction in revenue from domestic antigen sales. The increase in external net revenues from Italian operations of 4.9% includes the effect of an increase of $234,000 in revenue due to fluctuations of the United States dollar relative to the Euro, as further discussed in “Currency Fluctuations” below. As measured in Euro, Italian revenues in the first quarter of 2008 decreased compared to revenues generated in the first quarter of 2007 principally due to a decrease in sales volume of our autoimmune product line. Gross profit in the three months ended March 31, 2008 increased $230,000, or 7.7%, from the comparable period of 2007. The increase in gross profit was primarily attributable to the increase in net revenues, including the effect of exchange rate fluctuations mentioned above. Principal factors in the increase in gross profit as a percentage of net revenues to 61.4% in the three months ended March 31, 2008 from 60.4% in the three months ended March 31, 2007 also included decreases in the provision for inventory obsolescence and equipment on lease amortization.

OPERATING EXPENSES

Three months ended March 31,	2008	% of Revenue	2007	% of Revenue	Period over Period Decrease
Selling Expenses
Domestic	$725,000	13.8%	$783,000	15.8%	$58,000
Italian	443,000	8.5%	570,000	11.5%	127,000

Total	1,168,000	22.3%	1,353,000	27.4%	185,000

General and Administrative	1,418,000	27.0%	1,455,000	29.4%	37,000

Research and Development	449,000	8.6%	472,000	9.5%	23,000

Total Operating Expenses	$3,035,000	57.9%	$3,280,000	66.3%	$245,000

Selling expenses decreased $185,000 in the three months ended March 31, 2008 compared to the same period of 2007, or to 22.3% of net revenue in the first quarter of 2008 compared to 27.4% of net revenue in the first quarter of 2007. The decrease in both domestic and Italian selling expenses was principally the result of a reduction in labor costs. Excluding the effects of the fluctuation in exchange rates, Italian selling expenses decreased 141,000 Euro, principally due to reduced headcount. General and administrative expenses decreased $37,000 in the three months ended March 31, 2008 compared to the same period of 2007 principally due to lower labor and facility costs, partially offset by an increase in professional fees. Research and development expenses decreased $23,000 in the three months ended March 31, 2008 compared to the same period of 2007. Excluding the effect of exchange rate fluctuations, Italian research and development costs decreased from 246,000 Euro in the first quarter of 2007 to 181,000 Euro in the first quarter of 2008, primarily as a result of a decline in labor and professional fee expenses resulting from our decision to place any further development of the PARSEC® System on hold indefinitely and to focus on the development of the Mago® 4 as a platform for marketing our kits. Additionally, increases in hepatitis development costs in Italy during the first quarter of 2008 compared to the first quarter of 2007, as well as an increase in domestic expenses to $176,000 in the first quarter of 2008 from $149,000 in the first quarter of 2007, partially offset the decrease in Italian instrumentation research and development costs. Future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

INCOME (LOSS) FROM OPERATIONS

Income from operations totaled $183,000 in the three months ended March 31, 2008 compared to a loss from operations of $292,000 in the three months ended March 31, 2007. Income from operations in the three months ended March 31, 2008 was composed of income from domestic operations of $187,000 and from Italian operations of $4,000. The loss from operations in the three months ended March 31, 2007 was composed of a loss from Italian operations of $254,000 and a loss from domestic operations of $32,000. Domestic operations include corporate expenditures, including costs required to maintain our status as a public company.

OTHER INCOME, NET

Interest income increased to $95,000 in the three months ended March 31, 2008 from $89,000 in the same period of 2007. Other income, net totaled $99,000 during the three months ended March 31, 2008, compared to $1,000 in the three months ended March 31, 2007. Amounts included in other income, net in the three-month periods ended March 31, 2008 and 2007 were primarily net foreign currency gains on transactions, particularly by our Italian subsidiary, which were denominated in currencies other than the subsidiary’s functional currency.

INCOME TAX PROVISION

During the three months ended March 31, 2008 and 2007, we recorded income tax provisions of $31,000 and $36,000, respectively. The current portion of our tax provisions in both the first quarter of 2008 and 2007 relates to Italian local income taxes based upon applicable statutory rates effective in Italy, while the deferred tax provision in these same periods relates to domestic tax deductible goodwill. No current domestic tax provision was recorded during the three months ended March 31, 2008 or 2007 due to the expected utilization of prior period net operating losses to offset current domestic taxable income.

NET INCOME (LOSS)

We generated net income of $345,000 in the three months ended March 31, 2008 compared to a net loss of $238,000 in the three months ended March 31, 2007. Our basic and diluted net income per common share was $0.01 in the three months ended March 31, 2008 compared to basic and diluted net loss per common share of $0.01 in the three months ended March 31, 2007. Net income in the three months ended March 31, 2008 and net loss in the three months ended March 31, 2007 resulted primarily from the various factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, our working capital was $10,100,000 compared to $9,732,000 at December 31, 2007. Cash and cash equivalents totaled $3,694,000 at March 31, 2008, as compared to $3,901,000 at December 31, 2007. Short-term marketable debt securities totaled $0 at March 31, 2008 and $1,925,000 at December 31, 2007. Long-term marketable debt securities were $3,912,000 at March 31, 2008 and $4,100,000 at December 31, 2007.

Historically, our short-term marketable securities were invested in auction rate securities with long-term maturities (generally between 20 and 30 years), the interest rates of which are reset periodically (typically every 28 or 35 days) through a competitive bidding process often referred to as a “Dutch auction.” Despite the underlying long-term maturity of these securities, such securities were typically priced and subsequently traded as short-term investments because of their interest rate reset feature. The Dutch auction process has historically provided a liquid market for auction rate securities, as this mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities at then existing market interest rates or to liquidate their holdings by selling their securities at par value. Recently, however, primarily due to the liquidity issues experienced in global credit and capital markets, many auctions for auction rate securities have failed and the sellers of such securities have been unable to liquidate their securities. A seller must then wait until the next successful auction to attempt to sell its auction rate securities, unless there is a secondary market for the particular securities. As a result of a failed auction, however, the auction rate securities will generally pay interest to the holder at a maximum or default rate defined by the securities’ governing documents.

During January 2008 all $6,025,000 of our portfolio of marketable securities held, which were classified as short-term or long-term as of December 31, 2007, were sold through the Dutch auction process, with $1,925,000 of the proceeds then invested in select money market instruments and $4,100,000 of the proceeds reinvested in auction rate securities. All of the auction rate securities held by us are secured by pools of student loans, in excess of 90% of which are guaranteed under the Federal Family Education Loan Program (“FFELP”), and each security had a credit rating of AAA or Aaa when purchased. We do not own, and have not invested in, any auction rate securities secured by mortgages or collateralized debt.

As described above, recent uncertainties in the global credit and capital markets have prevented sellers of auction rate securities, including us, from liquidating their holdings in auction rate securities. Since mid-February 2008, each of our remaining auction rate securities, the par value of which is $4,100,000 in the aggregate, experienced, and has continued to experience, failed auctions. As a result of these failed auctions, we have been unable to liquidate our investment and do not expect to be able to access our funds that are invested in these auction rate securities until a future auction of these securities is successful or a secondary market develops for these particular securities. We included these $4,100,000 of auction rate securities in long-term marketable securities in the accompanying consolidated balance sheets as of March 31, 2008 and December 31, 2007 because we cannot predict when future auctions related to these securities will be successful or when we will be able to otherwise liquidate our investment. We continue to earn interest at the maximum or default contractual rate on these auction rate securities as a result of their auction failures.

Based upon a fair value determination computed by the Company as of March 31, 2008, we determined the fair value of our auction rate securities to be $3,912,000, compared to a par value of $4,100,000, based upon an internal valuation model. This valuation model utilized to compare the fair value of each security considered such factors as interest rates, timing and amount of cash flows, credit and liquidity premiums, underlying collateral and expected holding periods of the auction rate securities. Based upon this determination, we recognized a temporary reduction of $188,000 to our shareholders’ equity in our financial statements as of and for the quarter ending March 31, 2008. We continue to expect to hold these securities until such time as we are able to receive at least par value for our investments, which, given the current uncertainty in the credit markets, we expect will be longer than 12 months. We believe that our existing cash and marketable securities will provide sufficient funds to finance our operations for the next twelve months. We also believe that we would be able to obtain credit to provide additional working capital if our investments in these auction rate securities remained illiquid and we otherwise required additional liquidity.

Substantially all of our cash and cash equivalents and marketable debt securities are presently held at one international securities brokerage firm, UBS. Accordingly, we are subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver our securities or if the brokerage firm should become bankrupt or otherwise insolvent. We only invest in select money market instruments, U.S. Treasury investments, municipal and other governmental agency securities and corporate issuers.

Net cash flows of $1,821,000 were used by operating activities during the three months ended March 31, 2008, compared to $594,000 that were provided by operating activities during the three months ended March 31, 2007. Cash used in the first three months of 2008 was principally the result of the payment of approximately $1,600,000 of severance costs accrued for estimated costs associated with management and other personnel changes that occurred, or were being negotiated, during the fourth quarter of 2007. Included in this amount is the effect of a separation agreement and general release negotiated with Giorgio D’Urso upon his resignation, effective January 10, 2008, as our President and Chief Executive Officer and as a member of our Board of Directors. Pursuant to this agreement, we paid Mr. D’Urso a one-time lump-sum payment of $495,000 and terminated Mr. D’Urso’s employment agreement that provided for Mr. D’Urso to serve as our President and Chief Executive Officer until February 24, 2010 at a minimum annual base salary of $348,519. The remaining severance costs paid in the first quarter of 2008 include payment of a portion of the estimated costs for the terminations in 2007 of selected employees of Delta Biologicals, our Italian subsidiary. Remaining actual payments of accrued severance costs required in Italy will be subject to negotiations with the affected individuals and are subject to, and in some cases governed by, national collective and individual labor agreements existing in Italy. Cash of approximately $221,000 was also used by operating activities during the three months ended March 31, 2008, primarily as a result of the cash used in operating assets and liabilities, partially offset by cash provided to operations from the combination of the net income for the period of $345,000 and non-cash items. The non-cash items, which total $161,000, include principally depreciation and amortization. In addition to the previously discussed severance payments, cash used by changes in operating assets and liabilities was primarily the result of cash utilized as a result of increases in outstanding accounts receivable in Italy. Net cash flows of $594,000 provided by operating activities during the first three months of 2007 were primarily the result of cash received from a reduction in accounts receivable, caused principally by an accounts receivable collection of approximately $630,000 from a governmental region in Italy in satisfaction of previously outstanding accounts receivable balances from hospitals located within the region. Cash flows provided by an increase in accounts payable and accrued expenses and a decrease in other current assets, partially offset by cash utilized to increase inventories, also contributed to net cash flows from operating activities in the first three months of 2007. Additionally, cash utilized by operating results during the first three months of 2007 of $40,000, from the combination of the net loss for the period and non-cash items, which include principally depreciation and amortization and deferred income taxes, partially offset the cash provided by operating activities.

Net cash flows of $1,621,000 were provided by investing activities during the three months ended March 31, 2008, as compared to $143,000 used during the same period of the prior year. The increase in cash provided by investing activities was primarily the result of our previously discussed sales of marketable securities of $1,925,000, compared to a net purchase of marketable securities of $75,000 in the first quarter of 2007. Net cash provided by investing activities in the first quarter of 2008 was partially offset by capital expenditures incurred during the first quarter of 2008.

There were no financing activities during either of the three-month periods ended March 31, 2008 or 2007.

Our product research and development expenditures are expected to be approximately $1,700,000 during 2008. Actual expenditures will depend upon, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. There can be no assurance that these expenditures will result in the development of new products or product enhancements, that we will successfully complete products under development, that we will obtain regulatory approval or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed. In addition, we estimate that cash of approximately $500,000 will be required in 2008 to improve and expand our facilities, equipment and information systems. This estimate does not include, however, expenditures relating to our previously reported plans to continue our search to relocate our corporate headquarters and the operations of Diamedix Corporation, one of our domestic subsidiaries. There can be no assurance that we will be successful in our plans to expand or relocate our operations.

Our principal source of short term liquidity is existing cash and cash equivalents, which we believe will be sufficient to meet our operating needs and anticipated capital expenditures over at least the next twelve months. Additionally, we may need to utilize cash to assist our Italian subsidiary, Delta Biologicals, in maintaining its compliance with capital requirements established by Italian law. For the long term, we intend to utilize principally existing cash and cash equivalents, as well as internally generated funds, which are anticipated to be derived primarily from the sale of existing diagnostic and instrumentation products and diagnostic and instrumentation products currently under development. To the extent that these sources of liquidity are insufficient, we may consider issuing debt or equity securities, incurring indebtedness or curtailing or reducing our operations.

We maintain allowances for doubtful accounts, particularly in Italy where payment cycles are longer than in the United States, for estimated losses resulting from the inability of our customers to make required or timely payments. Additionally, we periodically receive payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances. We may anticipate collection of these amounts through a payment as described above, and, therefore, not provide an allowance for doubtful accounts for these amounts. Additional payments by governmental regions in Italy are possible, and, as a result, we may consider the potential receipt of those payments in determining our allowance for doubtful accounts. If contemplated payments are not received, if existing agreements are not complied with or cancelled, or if we require additional allowances, then we may increase the allowance for doubtful accounts and our operating results could be materially adversely affected during the period in which the determination to increase the allowance for doubtful accounts is or was made.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain allowances for doubtful accounts, particularly in Italy for the operations of our Italian subsidiary, for estimated losses resulting from the inability of our customers to make required payments. In many instances our receivables in Italy, while currently due and payable, take in excess of a year to collect. Additionally, we may receive payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances. Consequently, we may consider the potential receipt of those types of payments in determining our allowance for doubtful accounts. If contemplated payments are not received when expected or at all, if negotiated agreements are not complied with in a timely manner or at all, or if the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, we may increase the allowance for doubtful accounts and our operating results could be materially adversely affected during the period in which the determination to increase the allowance for doubtful accounts is or was made. Our allowances for doubtful accounts were $1,099,000 and $1,053,000 at March 31, 2008 and December 31, 2007, respectively. A provision for losses on accounts receivable of $14,000 was recorded in the first quarter of 2008, while $261 was recorded in the first quarter of 2007.

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

Inventory reserves were $507,000 and $549,000 as of March 31, 2008 and December 31, 2007, respectively. Included in our inventory balance at March 31, 2008 was approximately $120,000 in Mago® 4 instrumentation and instrument components in anticipation of our pending commercial product launch and $220,000 in hepatitis inventory, which is currently pending regulatory approval based upon our January 2008 submission requesting “CE Marking” in the European Union.

GOODWILL AND OTHER INTANGIBLES

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, we analyze our goodwill at year-end for impairment issues and when triggering events of a possible impairment occur. In assessing the recoverability of our goodwill and other intangibles, we made assumptions regarding, among other things, estimated future cash flows, including current and projected levels of income, success of research and development projects, business trends, prospects and market conditions, to determine the fair value of the respective assets. If these or other estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Any resulting impairment loss would be recorded as a charge against our earnings and could have a material adverse impact on our financial condition and results of operations.

During the third quarter of 2007 we determined, based principally upon the decline in our market capitalization to less than its June 30, 2007 book value for the preceding seven weeks prior to the end of the third quarter, as well as the decision we made during the third quarter of 2007 to change our strategic direction to place any further development of the PARSEC® System on hold indefinitely, that there was sufficient indication to require us to assess, in accordance with SFAS No. 142, whether any portion of our goodwill balance, which is recorded in both our domestic subsidiary located in Arkansas, ImmunoVision, and our Italian subsidiary, Delta Biologicals, was impaired. Based primarily upon our estimate of forecasted discounted cash flows for each of these subsidiaries and our market capitalization, we determined that the carrying amount of the goodwill at each of Delta Biologicals and at ImmunoVision was in excess of its respective fair value. We concluded that all $4,672,000 of the goodwill recorded at Delta Biologicals and $1,180,000 of the $2,050,000 of goodwill recorded at ImmunoVision was impaired. As a result, we recorded a noncash goodwill impairment charge to operations totaling $5,852,000 during the third quarter of 2007. The continued decline in our market capitalization could require us to record additional impairment charges in future periods for the remaining goodwill for ImmunoVision.

The determination as to whether a write-down of goodwill is necessary involves significant judgment based upon our short-term and long-term projections for the Company. The assumptions supporting the estimated future cash flows of the reporting unit, including profit margins, long-term forecasts, discount rates and terminal growth rates, reflect our best estimates.

STOCK-BASED COMPENSATION

Stock-based compensation expense for all stock-based compensation awards is based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of either immediately, all at once after seven years or in equal annual amounts over a four year period.

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

INCOME TAXES

We have experienced net losses from operations. Accounting principles generally accepted in the United States require that we record a valuation allowance against the deferred tax asset associated with these losses if it is “more likely than not” that we will not be able to utilize the net operating loss to offset future taxes. Due to the cumulative net losses from the operations of our domestic operations, we have provided a full valuation allowance against our domestic deferred tax assets as of March 31, 2008. Additionally, we have no net foreign deferred tax asset, as a full valuation allowance was established in March 2005 as a result of losses generated by our Italian operation. Over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of our net operating loss carryforwards and other temporary differences. Upon reaching such a conclusion, and upon such time as we reverse the entire valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivatives and Hedging Activities, which enhances the requirements under SFAS No. 133, Accounting for Derivatives and Hedging Activities. SFAS No. 161 requires enhanced disclosures about an entity’s derivatives and hedging activities and how they affect an entity’s financial position, financial performance, and cash flows. This Statement will be effective for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to impact our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing a company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and, accordingly, we adopted the provisions of this Statement on January 1, 2008. The adoption of SFAS No. 159 had no impact on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. For financial assets and liabilities, SFAS No. 157 is effective beginning January 1, 2008. In February 2008, the FASB deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. We believe the impact will not require material modification related to our non-recurring fair value measurements and will be substantially limited to expanded disclosures in the notes to our consolidated financial statements for notes that currently have components measured at fair value. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities measured at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 4, Fair Value Measurement, to our consolidated financial statements for related disclosures.

CURRENCY FLUCTUATIONS

During the three-month periods ended March 31, 2008 and 2007, approximately 33.9% and 31.3%, respectively, of our net revenues were generated in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the strength of the United States dollar against the Euro resulted in an increase of approximately $234,000 in net revenues for the three months ended March 31, 2008 compared to the same period of the prior year. During the three months ended March 31, 2008 and 2007, none of our subsidiaries were domiciled in a highly inflationary environment and the impact of inflation and changing prices on our net revenues and on our loss from continuing operations was not material.

Our Italian subsidiary represented 33.9% of our net revenues in the three months ended March 31, 2008. Conducting an international business inherently involves a number of difficulties, risks, and uncertainties, such as export and trade restrictions, inconsistent and changing regulatory requirements, tariffs and other trade barriers, cultural issues, labor and employment laws, longer payment cycles, problems in collecting accounts receivable, political instability, local economic downturns, seasonal reductions in business activity in Europe during the traditional summer vacation months, and potentially adverse tax consequences.

INCOME TAXES

We recognized tax provisions of $31,000 and $36,000 during the three months ended March 31, 2008 and 2007, respectively.

We are susceptible to large fluctuations in our effective tax rate and have thereby recognized tax expense on a discrete pro-rata basis for the three months ended March 31, 2008. No current domestic tax provision was recorded during the three months ended March 31, 2008 or 2007 due to the expected utilization of prior period net operating losses to offset current domestic taxable income. The foreign current income tax provisions for the three months ended March 31, 2008 and 2007 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

As of March 31, 2008, we had no net domestic deferred tax asset, as domestic net operating losses generated prior to the merger between b2bstores.com and the pre-merger IVAX Diagnostics were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets. Additionally, as of March 31, 2008, we also had no net foreign deferred tax asset, as a result of the creation of a foreign valuation allowance in the first quarter of 2005 to fully reserve the remaining foreign deferred tax asset due to losses by our Italian operation. As of March 31, 2008, we had net deferred tax liabilities of $191,000 relating to tax deductible goodwill at ImmunoVision, and we recorded a corresponding deferred tax provision of $16,000 during the three months ended March 31, 2008. Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause our provision for income taxes to vary significantly from period to period. Upon such time as we reverse the entire valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

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

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6 - Exhibits

Exhibit Number	Description
31.1	Certification of Acting Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Acting Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVAX Diagnostics, Inc.

Date: May 14, 2008	By:	/s/ MARK S. DEUTSCH
Mark S. Deutsch,
Vice President-Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Acting Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Acting Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.