Form 10-Q
period 2008-06-30
IVAX DIAGNOSTICS INC
filed 2008-08-13
CIK 1095858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

27,649,887 shares of Common Stock, $ .01 par value, outstanding as of August 8, 2008.

IVAX DIAGNOSTICS, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$3,210,450	$3,900,564
Marketable debt securities	—	1,925,000
Accounts receivable, net of allowances for doubtful accounts of $1,082,818 in 2008 and $1,052,797 in 2007	7,301,294	6,287,654
Inventories, net	4,392,040	4,013,312
Other current assets	310,700	374,579

Total current assets	15,214,484	16,501,109

Property, plant and equipment, net	2,077,653	1,845,292
Marketable securities	3,859,875	4,100,000
Equipment on lease, net	170,748	163,113
Product license	1,242,936	1,242,936
Goodwill, net	870,290	870,290
Other assets	1,121,442	1,045,592

Total assets	$24,557,428	$25,768,332

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$774,303	$1,217,408
Accrued license payable	157,945	147,184
Accrued expenses and other current liabilities	3,801,081	5,404,372

Total current liabilities	4,733,329	6,768,964

Other long-term liabilities:
Deferred tax liabilities	206,454	174,708
Other long-term liabilities	945,833	850,177

Total other long-term liabilities	1,152,287	1,024,885

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding 27,649,887 in 2008 and 2007	276,498	276,498
Capital in excess of par value	40,931,346	40,910,677
Accumulated deficit	(22,567,566)	(23,209,941)
Accumulated other comprehensive income (loss)	31,534	(2,751)

Total shareholders’ equity	18,671,812	17,974,483

Total liabilities and shareholders’ equity	$24,557,428	$25,768,332

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these balance sheets.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months		Six months
Period Ended June 30,	2008	2007	2008	2007
Net revenues	$5,363,340	$5,121,164	$10,605,196	$10,067,354
Cost of sales	2,137,186	2,141,448	4,161,601	4,099,829

Gross profit	3,226,154	2,979,716	6,443,595	5,967,525

Operating expenses:
Selling	1,313,443	1,374,017	2,481,195	2,727,433
General and administrative	1,178,313	1,577,284	2,595,963	3,031,918
Research and development	438,988	608,114	888,425	1,080,124

Total operating expenses	2,930,744	3,559,415	5,965,583	6,839,475

Income (loss) from operations	295,410	(579,699)	478,012	(871,950)

Other income:
Interest income	45,004	90,483	139,804	179,466
Other income (expense), net	(9,469)	62,579	89,407	63,131

Total other income, net	35,535	153,062	229,211	242,597

Income (loss) before income taxes	330,945	(426,637)	707,223	(629,353)

Provision for income taxes	33,854	36,094	64,848	71,666

Net income (loss)	$297,091	$(462,731)	$642,375	$(701,019)

Net income (loss) per share
Basic and diluted	$0.01	$(0.02)	$0.02	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	27,649,887	27,649,887	27,649,887	27,649,887

Diluted	27,649,887	27,649,887	27,649,887	27,649,887

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE, December 31, 2007	27,649,887	$276,498	$40,910,677	$(23,209,941)	$(2,751)	$17,974,483
Comprehensive income:
Net income	—	—	—	642,375	—	642,375
Translation adjustment	—	—	—	—	274,410	274,410
Unrealized loss on marketable securities, net of tax	—	—	—	—	(240,125)	(240,125)

Comprehensive income						676,660

Stock compensation expense	—	—	20,669	—	—	20,669

BALANCE, June 30, 2008	27,649,887	$276,498	$40,931,346	$(22,567,566)	$31,534	$18,671,812

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of this statement.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2008	2007
Cash flows from operating activities:
Net income (loss)	$642,375	$(701,019)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	248,065	386,546
Net provision for doubtful accounts receivable	8,040	272,564
Net non-cash compensation expense, including fair value adjustment of liability awards	20,669	14,676
Deferred income taxes	31,746	31,746
Changes in operating assets and liabilities:
Accounts receivable	(678,015)	372,789
Inventories	(295,100)	226,598
Other current assets	74,861	13,253
Other assets	580	1,331
Accounts payable and accrued expenses	(2,296,410)	(318,805)
Other long-term liabilities	32,651	77,980

Net cash flows (used in) provided by operating activities	(2,210,538)	377,659

Cash flows from investing activities:
Capital expenditures	(370,010)	(177,486)
Purchases of marketable securities	—	(575,000)
Proceeds from sales of marketable securities	1,925,000	500,000
Acquisitions of equipment on lease	(66,715)	(57,358)

Net cash flows provided by (used in) investing activities	1,488,275	(309,844)

Cash flows from financing activities:
Exercise of stock options	—	—

Net cash flows provided by financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	32,149	1,579

Net increase (decrease) in cash and cash equivalents	(690,114)	69,394
Cash and cash equivalents at the beginning of the period	3,900,564	1,995,730

Cash and cash equivalents at the end of the period	$3,210,450	$2,065,124

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) GENERAL:

The accompanying unaudited interim consolidated financial statements of IVAX Diagnostics, Inc. (the “Company,” “IVAX Diagnostics,” “we,” “us” and “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments necessary to state fairly the results of operations, financial position, changes in stockholders’ equity and cash flows have been made. The results of operations, financial position, changes in stockholders’ equity and cash flows for the six months ended June 30, 2008 are not necessarily indicative of the results of operations, financial position, changes in stockholders’ equity and cash flows which may be reported for the remainder of 2008. The balance sheet as of December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Options granted under the Company’s option plans were granted at an option exercise price equal to the closing market price of the stock on the date of the grant and with vesting, primarily for Company employees, all at once after seven years or in equal annual amounts over a four year period, and, primarily for non-employee directors, immediately.

The following charts summarize option activity as of June 30, 2008 and changes during the six months ended June 30, 2008 under the Company’s 1999 Performance Equity Plan (the “Performance Plan”) for options granted by the Company after the consummation of the March 2001 merger of IVAX Diagnostics, Inc., a wholly-owned subsidiary of IVAX at that time (the “pre-merger IVAX Diagnostics”), into b2bstores.com Inc. (“b2bstores.com”), and under the Company’s 1999 Stock Option Plan (the “1999 Plan”):

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	784,949	$3.66
Granted	—	—
Expired	(130,000)	$2.97
Terminated	(500)	$2.40
Exercised	—	—

Outstanding at June 30, 2008	654,449	$3.80

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	100,000	9.1	$1.00	100,000	$1.00
$1.35 - $2.40	177,600	5.1	$1.79	177,600	$1.79
$4.35 - $4.91	160,000	7.0	$4.37	150,000	$4.37
$5.20 - $7.12	216,849	2.8	$6.33	216,849	$6.33

	654,449	5.4	$3.80	644,449	$3.79

The aggregate intrinsic value of the outstanding in the money and exercisable options was $0 at each of June 30, 2008 and December 31, 2007.

A summary of the status of the Company’s non-vested options as of June 30, 2008 and changes during the six months ended June 30, 2008 is presented below:

Non-vested Options	Number of Shares	Weighted Average Grant-date Fair Value
Outstanding at December 31, 2007	110,463	$2.75
Granted	—	—
Vested	(100,463)	2.73
Terminated	—	—
Exercised	—	—

Outstanding at June 30, 2008	10,000	$2.88

As of June 30, 2008, there was $17,000 of unrecognized compensation costs, based on the fair value of unvested awards, related to non-vested share-based compensation arrangements granted under the Performance Plan. This cost is expected to be recognized over a weighted average period of 1.0 year. No windfall tax benefits were recognized in the six months ended June 30, 2008 or 2007.

(3) CASH EQUIVALENTS AND SHORT-TERM MARKETABLE SECURITIES:

The Company owns certain short-term investments in marketable debt securities with original maturities of three months or less that are classified as cash equivalents.

Substantially all cash and cash equivalents are presently held at one international securities brokerage firm, UBS. Accordingly, the Company is subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver the Company’s securities or if the brokerage firm should become bankrupt or otherwise insolvent. It is the Company’s policy to invest in select money market instruments, U.S. treasury investments, municipal and other government agency securities and corporate issuers. Realized gains and losses from sales of marketable securities are based on the specific identification method. For the six months ended June 30, 2008 and 2007, realized gains and losses were not material, as recorded book value approximated fair value. At June 30, 2008 and December 31, 2007, the Company owned short-term marketable securities totaling $0 and $1,925,000, respectively. The short-term marketable securities owned at December 31, 2007 were sold during the six months ended June 30, 2008 and are now invested in select money market instruments. Historically, the Company’s short-term marketable securities were invested in auction rate securities with long-term maturities (generally between 20 and 30 years), the interest rates of which are reset periodically (typically every 28 or 35 days) through a competitive bidding process often referred to as a “Dutch auction.” Despite the underlying long-term maturity of these securities, such securities were typically priced and subsequently traded as short-term investments because of their interest rate reset feature. During the six months ended June 30, 2008, the Company received proceeds of $1,925,000 from the sale of marketable securities. During the six months ended June 30, 2007, the Company used $575,000 for the purchase of marketable securities and received proceeds of $500,000 from the sale of marketable securities.

The Dutch auction process has historically provided a liquid market for auction rate securities, as this mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities at then existing market interest rates or to liquidate their holdings by selling their securities at par value. Recently, however, primarily due to the liquidity issues experienced in global credit and capital markets, many auctions for auction rate securities have failed and the sellers of such securities have been unable to liquidate their securities. A seller must then wait until the next successful auction to attempt to sell its auction rate securities, unless there is a secondary market for the particular securities. As a result of a failed auction, however, the auction rate securities will, for a specified period, generally pay interest to the holder at a maximum or default contractual rate defined by the securities’ governing documents. Following the expiration of this period, the auction rate securities will generally pay interest at below market rates. At such time as the interest paid on the below market rates compensates for the interest paid at the previously paid maximum or default contractual rate, the auction rate securities will generally then pay interest at approximately market rate.

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

As described above, recent uncertainties in the global credit and capital markets have prevented sellers of auction rate securities, including the Company, from liquidating their holdings in auction rate securities. Since mid-February 2008, each of the remaining auction rate securities that the Company held, the par value of which is approximately $4,100,000 in the aggregate, experienced, and has continued to experience, failed auctions. As a result of these failed auctions, the Company has been unable to liquidate its investment and does not expect to be able to access its funds that are invested in these auction rate securities until a future auction of these securities is successful, a secondary market develops for these particular securities or the issuer of the security redeems or calls its respective security. The Company included the $4,100,000 of auction rate securities in long-term marketable securities in the accompanying consolidated balance sheets as of June 30, 2008 and December 31, 2007 because it cannot predict when future auctions related to these securities will be successful or when the Company will be able to otherwise liquidate its investment. The Company previously earned interest at the maximum or default contractual rate on these auction rate securities as a result of their auction failures, but currently earns interest at below market rates. At such time as the interest paid at the below market rates compensates for the interest paid at the previously paid maximum or default contractual rate, the Company will then earn interest on the auction rate securities at approximately market rate.

Based upon the fair value determinations described below in Note 4, Fair Value Measurement, the fair value of the Company’s investment in auction rate securities was $3,859,875 at June 30, 2008 compared to a par value of $4,100,000. Based upon this information, the Company recognized a temporary loss of $240,125 to its shareholders’ equity in its financial statements as of and for the six months ended June 30, 2008. The Company continues to expect to hold these securities until such time as it is able to receive at least par value for its investments, which, given the current uncertainty in the credit markets, the Company expects will be longer than 12 months. The Company believes that its existing cash and marketable securities will provide sufficient funds to finance its operations for the next twelve months, and that it would be able to obtain credit to provide additional working capital if its investments in these auction rate securities remained illiquid and the Company otherwise required additional liquidity.

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

In accordance with SFAS 157, the following table, which does not include cash on hand, represents the Company’s fair value hierarchy for its financial assets (cash equivalents and available for sale investments) as of June 30, 2008:

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,739,162	$1,739,162	$—	$—
Long-term investments:
Auction rate securities	3,859,875	—	—	3,859,875

Total financial assets	$5,599,037	$1,739,162	$—	$3,859,875

The Company’s non-current auction rate securities discussed above in Note 3, Cash Equivalents and Short-Term Marketable Securities, make up the majority of the Company’s combined financial assets subject to fair value measurement and the single asset valued under the Level 3 hierarchy. At June 30, 2008, the Company utilized a discounted cash flow approach to arrive at the valuation of $3,859,875. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, underlying collateral and expected holding periods of the auction rate securities. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. They represent the Company’s estimates given available data as of June 30, 2008.

Based on this assessment of fair value, as of June 30, 2008, the Company determined there was a decline in the fair value of its auction rate security investments of $240,125, which was deemed temporary. This amount has been recorded net of tax, as a component of other comprehensive income.

The following tables provide a summary of changes in fair value of the Company’s auction rate security investments (Level 3) for the six and three months ended June 30, 2008:

Balance at December 31, 2007 (short-term and long-term)	$6,025,000
Sale of auction rate securities	(1,925,000)
Unrealized loss included in other comprehensive income	(240,125)

Balance at June 30, 2008	$3,859,875

Balance at March 31, 2008 (long-term)	$3,912,446
Unrealized loss included in other comprehensive income	(52,571)

Balance at June 30, 2008	$3,859,875

(5) INVENTORIES, NET:

Inventories, net consist of the following:

	June 30, 2008	December 31, 2007
Raw materials	$808,703	$718,909
Work-in-process	1,145,536	862,857
Finished goods	2,437,801	2,431,546

Total inventories, net	$4,392,040	$4,013,312

In accordance with the Company’s inventory accounting policy, total inventories at June 30, 2008 and December 31, 2007 include components for current or future versions of products and instrumentation. Amounts included at June 30, 2008 include approximately $120,000 in Mago® 4 instrumentation and instrument components in anticipation of the future commercial product launch and $220,000 of raw material inventory, substantially all of which has shelf life exceeding five years, relating to the Company’s hepatitis product, which is currently pending regulatory approval based upon the Company’s January 2008 submission requesting “CE Marking” in the European Union. Mago® 4 instrumentation and instrument components and hepatitis-related inventory at December 31, 2007 were $70,000 and $220,000, respectively.

(6) PRODUCT LICENSE:

In September 2004, the Company entered into a license agreement with an Italian diagnostics company to obtain a perpetual, worldwide, royalty-free license of product technology used by the Italian diagnostics company. This licensed hepatitis product technology is existing technology, which the Italian diagnostics company had developed and successfully commercialized to manufacture hepatitis products sold by them and for which it had already received “CE Marking” approval from the European Union. Through the acquisition of this existing technology in its current form, the Company also expects to be able to derive revenue from the manufacture and sale of new hepatitis products. In exchange for the Italian diagnostics company’s assistance in transferring the know-how of the manufacturing technology, the Company agreed to pay a total of 1,000,000 Euro, in the form of four milestone payments, upon the Italian diagnostics company’s achievement of certain enumerated performance objectives related to the transfer of such existing technology. Three of the four required milestone payments, totaling 900,000 Euro, were made in prior years. The remaining required milestone payment of $157,945 is included in accrued license payable in the accompanying consolidated balance sheet as of June 30, 2008. The Company is now working with the Italian diagnostics company to achieve the remaining performance objective, which includes, among others, the condition for the Company to receive authorization for “CE Marking” in the European Union. The application for “CE Marking” was filed in January 2008, and the Company expects to pay the remaining milestone payment upon receipt of this approval, which is expected in the fourth quarter of 2008. The remaining performance objective also includes requirements that training be provided to the Company. This training has been, and will continue to be, expensed as incurred, and a corresponding amount will be recognized as a reduction to the product license recorded in the accompanying consolidated balance sheet. While the license is perpetual, the Company believes that the expected economic useful life of the license will be 4 to 6 years after the licensed technology has been transferred to the Company and the Company can utilize the licensed technology for its intended purpose, which will occur after the completion of all of the performance objectives and payment of the fourth milestone payment. Amortization of the product license will begin following the successful technology transfer to the Company and the initial sale of the hepatitis products manufactured by the Company.

(7) EARNINGS PER SHARE:

A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

	Three months		Six months
Period Ended June 30,	2008	2007	2008	2007
Basic weighted average shares outstanding	27,649,887	27,649,887	27,649,887	27,649,887
Effect of dilutive securities – stock options	—	—	—	—

Diluted weighted average shares outstanding	27,649,887	27,649,887	27,649,887	27,649,887

Not included in the calculation of diluted earnings per share because their impact is antidilutive:
Stock options outstanding	654,449	794,349	654,449	794,394

(8) INCOME TAXES:

The provision for income taxes consists of the following:

	Three months		Six months
Period Ended June 30,	2008	2007	2008	2007
Current:
Domestic	$—	$—	$—	$—
Foreign	17,981	20,221	33,102	39,920
Deferred:
Domestic	15,873	15,873	31,746	31,746
Foreign	—	—	—	—

Total provision for income taxes	$33,854	$36,094	$64,848	$71,666

The Company is susceptible to large fluctuations in its effective tax rate and has thereby recognized tax expense on a discrete pro-rata basis for the six months ended June 30, 2008. No current domestic tax provision was recorded during the six months ended June 30, 2008 or 2007 due to the expected utilization of prior period net operating losses to offset current domestic taxable income. The foreign current income tax provisions for the three and six months ended June 30, 2008 and 2007 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

The Company has established a full valuation allowance on its net deferred tax assets, which are primarily comprised of net operating loss carryforwards. As of June 30, 2008 and December 31, 2007, the Company had no net domestic deferred tax asset, as a full valuation allowance has been established against domestic deferred tax assets. As of June 30, 2008 and December 31, 2007, the Company had net deferred tax liabilities relating to tax deductible goodwill of $206,454 and $174,708, respectively, and recorded a corresponding deferred tax provision of $31,746 during the six months ended June 30, 2008. Additionally, as of June 30, 2008 and

December 31, 2007, the Company had no net foreign deferred tax asset, as a full valuation allowance was provided during the first quarter of 2005 as a result of losses by the Company’s Italian operation, and additional allowances have been provided for losses occurring since that date through June 30, 2008. Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause the provision for income taxes to vary significantly from period to period.

(9) COMPREHENSIVE INCOME (LOSS):

The components of the Company’s comprehensive income (loss) are as follows:

	Three months		Six months
Period Ended June 30,	2008	2007	2008	2007
Net income (loss)	$297,091	$(462,731)	$642,375	$(701,019)
Unrealized loss on marketable securities	(52,571)	—	(240,125)	—
Foreign currency translation adjustments	10,937	61,884	274,410	140,205

Comprehensive income (loss)	$255,457	$(400,847)	$676,660	$(560,814)

(10) CONCENTRATION OF CREDIT RISK:

The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts as required. The Company’s accounts receivable are generated from sales made from both the United States and Italy. As of June 30, 2008 and December 31, 2007, $5,511,954 and $4,443,916, respectively, of the Company’s total net accounts receivable were due in Italy. Of the total net accounts receivable, 61.4% at June 30, 2008 and 58.3% at December 31, 2007 were due from hospitals and laboratories controlled by the Italian government. The Company maintains allowances for doubtful accounts, particularly in Italy where payment cycles are longer than in the United States, for potential credit losses based on the age of the accounts receivable and the results of the Company’s periodic credit evaluations of its customers’ financial condition. Additionally, the Company periodically receives payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances. The Company may have anticipated collection of these amounts through a payment as described above and, therefore, not provided an allowance for doubtful accounts for these amounts. Future payments by governmental regions in Italy are possible and, as a result, the Company may consider the potential receipt of those payments in determining its allowance for doubtful accounts. If contemplated payments are not received when expected, or if negotiated agreements are not complied with in a timely manner or cancelled, the Company may provide additional allowances for doubtful accounts.

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

Net Revenues by Region
	Three months		Six months
Period Ended June 30,	2008	2007	2008	2007
Domestic
External net revenues	$3,452,726	$3,571,002	$6,915,338	$6,821,014
Intercompany revenues	252,793	240,889	396,542	413,418

	3,705,519	3,811,891	7,311,880	7,234,432

Italian
External net revenues	1,910,614	1,550,162	3,689,858	3,246,340
Intercompany revenues	59,248	147,680	70,651	306,349

	1,969,862	1,697,842	3,760,509	3,552,689

Elimination	(312,041)	(388,569)	(467,193)	(719,767)

Consolidated net revenues	$5,363,340	$5,121,164	$10,605,196	$10,067,354

Income (Loss) from Operations by Region
	Three months		Six months
Period Ended June 30,	2008	2007	2008	2007
Domestic	$254,150	$293,622	$441,421	$261,416
Italian	34,165	(843,207)	38,143	(1,097,095)
Elimination	7,095	(30,114)	(1,552)	(36,271)

Income (loss) from operations	$295,410	$(579,699)	$478,012	$(871,950)

Total Assets by Region
	June 30, 2008	December 31, 2007
Domestic	$15,075,014	$16,270,801
Italian	9,482,414	9,497,531

Total assets	$24,557,428	$25,768,332

Goodwill by Region
	June 30, 2008	December 31, 2007
Domestic	$870,290	$870,290
Italian	—	—

Total goodwill	$870,290	$870,290

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

(14) SUBSEQUENT EVENT:

On August 8, 2008, UBS, the international securities brokerage firm that holds the auction rate securities in which the Company has invested, issued a press release announcing a settlement in principle with the New York Attorney General, the Massachusetts Securities Division, the Securities and Exchange Commission and other state regulatory agencies represented by North American Securities Administrators Association. Under the terms of the settlement in principle specified by UBS, UBS has communicated to the Company that it will redeem at par all auction rate securities held by its corporate clients during time periods beginning as early as January 1, 2009 and as late as June 30, 2010. The Company is in discussions with UBS to determine a more precise time frame within which UBS will purchase the auction rate securities held by the Company. Additionally, as part of its announced settlement in principle, UBS stated that it will offer to make loans to its clients at no net cost, for up to the par value of the auction rate securities held by its clients. While UBS has indicated that it will offer to make such loans at varying percentages of the par value of the auction rate securities held by its clients, there can be no assurance that UBS will offer to make a loan at no net cost to the Company at the full par value of the auction rate securities held by the Company. Based on these developments and additional information that UBS makes available to the Company in the future regarding UBS’ purchase of the auction rate securities held by the Company, the Company will continue to assess its liquidity position and the impact on the accounting for the auction rate securities held by the Company.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 and the unaudited interim consolidated financial statements and the related condensed notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

•	the ability of the Mago® 4 to be a source of revenue growth for us;

•	our ability to receive financial benefits or achieve improved operating results after the commercial release of the Mago® 4;

•	the ability of the Mago® 4 to be a factor in our growth;

•	the ability of the Mago® 4 to expand the menu of test kits we offer;

•	making the Mago® 4 our primary platform for marketing our kits;

•	our ability to successfully market the Mago® 4;

•	our customers’ integration of the Mago® 4 into their operations;

•	our ability to successfully promote the DSX™ and DS2™ instrument systems from Dynex Technologies in conjunction with our test kits in the United States;

•	constantly changing, and our compliance with, governmental regulation;

•	the impact of our adoption or implementation of new accounting statements and pronouncements on our financial condition and operating results;

•	our limited operating revenues and history of primarily operational losses;

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

•	the extent to which the steps announced by UBS to restore liquidity to its clients holding auction rate securities will be available to us and the time frames involved;

•	the holding of substantially all of our cash and cash equivalents and marketable securities at a single brokerage firm, including risks relating to the bankruptcy or insolvency of such brokerage firm;

•	litigation regarding products, distribution rights, intellectual property rights, product liability and labor and employment matters;

•	our ability to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

OVERVIEW

Net income for the six months ended June 30, 2008 was $642,000 compared to net loss of $701,000 for the same period of 2007. Operating income was $478,000 in the six months ended June 30, 2008 compared to operating loss of $872,000 in the same period of 2007. Net income and income from operations improved during the six months ended June 30, 2008 compared to the same period of 2007 due to improvements in revenue and gross profit, as well as reductions in operating expenses. Revenues increased by $538,000 to $10,605,000 in the six months ended June 30, 2008 from $10,067,000 in the same period of 2007, primarily due to an increase in net revenues from Italian operations attributable to the effect of an increase in revenue of $507,000 due to fluctuations of the United States dollar relative to the Euro. The increase in gross profit of $476,000 to $6,443,000 in the six months ended June 30, 2008 from $5,967,000 in the six months ended June 30, 2007 was primarily the result of the increase in revenue, as well as an increase in gross profit percentage to 60.8% of net revenues in the six months ended June 30, 2008 from 59.3% of net revenues in the six months ended June 30, 2007. Operating expenses decreased $873,000 in the six months ended June 30, 2008 compared to the same period last year primarily due to decreases in Italian operating expenses, which include the effect of management and other personnel reductions that occurred in 2007, the impact of our decision to place any further development of the PARSEC® System on hold indefinitely and to focus on the development of the Mago® 4 as a platform for marketing our kits, and a bad debt expense recorded in Italy in the second quarter of 2007. Additionally, other income decreased by $13,000 in the six months ended June 30, 2008 compared to the same period last year. No significant fluctuations occurred in the income tax provision during the six months ended June 30, 2008 compared to the same period last year.

NET REVENUES AND GROSS PROFIT

Six months ended June 30,	2008	2007	Period over Period Increase (Decrease)
Net Revenues
Domestic	$6,915,000	$6,821,000	$94,000
Italian	3,690,000	3,246,000	444,000

Total	10,605,000	10,067,000	538,000
Cost of Sales	4,162,000	4,100,000	62,000

Gross Profit	$6,443,000	$5,967,000	$476,000
% of Total Net Revenues	60.8%	59.3%

Net revenues for the six months ended June 30, 2008 increased $538,000, or 5.3%, from the six months ended June 30, 2007. This increase was comprised of increases of $444,000 in external net revenues from Italian operations and $94,000 in external net revenues from domestic operations. The 13.7% increase in net revenues from Italian operations in the six months ended June 30, 2008 compared to the same period of 2007 includes the effect of an increase in revenue of $507,000 due to fluctuation of the United States dollar relative to the Euro, as further discussed in “Currency Fluctuations” below. As measured in Euros, Italian net revenues in the first six months of 2008 decreased 1.8% compared to Italian net revenues for the first six months of 2007 principally due to a decrease in sales volumes to customers within Italy, partially offset by an increase in sales from Italy to our international distributors. Domestic external net revenues increased 1.4% in the six months ended June 30, 2008 compared to the same period of 2007, principally due to volume increases in reagent sales to existing instrumentation customers, partially offset by a reduction in revenue from antigen sales. Gross profit in the six months ended June 30, 2008 increased $476,000, or 8.0%, from the six months ended June 30, 2007. The increase in gross profit was primarily attributable to the increase in net revenues, including the effect of exchange rate fluctuations described above. Principal factors in the increase in gross profit as a percentage of net revenues to 60.8% in the six months ended June 30, 2008 from 59.3% in the six months ended June 30, 2007 are lower labor costs and exchange rate benefits, which occur as a result of purchases in Italy of U.S. dollar denominated products.

OPERATING EXPENSES

Six months ended June 30,	2008	% of Revenue	2007	% of Revenue	Period over Period Increase (Decrease)
Selling Expenses
Domestic	$1,541,000	14.5%	$1,592,000	15.8%	$(51,000)
Italian	940,000	8.9%	1,135.000	11.3%	(195,000)

Total	2,481,000	23.4%	2,727,000	27.1%	(246,000)
General and Administrative	2,596,000	24.5%	3,032,000	30.1%	(436,000)
Research and Development	889,000	8.4%	1,080,000	10.7%	(191,000)

Total Operating Expenses	$5,966,000	56.3%	$6,839,000	67.9%	$(873,000)

Selling expenses decreased $246,000 in the six months ended June 30, 2008 compared to the same period of 2007. Selling expenses amounted to 23.4% of net revenues in the six months ended June 30, 2008 compared to 27.1% of net revenues in the same period of 2007. The decrease in domestic selling expenses of $51,000 and Italian selling expenses of $195,000 was principally the result of a reduction in labor costs. Excluding the effects of the fluctuation in exchange rates, Italian selling expenses decreased 243,000 Euro principally due to reduced headcount. General and administrative expenses decreased $436,000 in the six months ended June 30, 2008 compared to the same period of 2007 principally due to Italian bad debt expenses that were incurred in 2007 as well as lower labor costs, partially offset by an increase in professional fees. Research and development expenses decreased $191,000 in the six months ended June 30, 2008 compared to the same period of 2007. Excluding the effect of exchange rate fluctuations, Italian research and development expenses decreased from 567,000 Euro in the first six months of 2007 to 353,000 Euro in the first six months of 2008 primarily as a result of a decline in labor and professional fees resulting from our decision to place any further development of the PARSEC® System on hold indefinitely and to focus on the development of the Mago® 4 as a platform for marketing our kits. Additionally, the decrease in Italian research and development expenses was partially offset by comparatively smaller increases in hepatitis development costs in Italy and domestic research and development expenses. The increase in domestic research and development expenses was primarily attributable to the validation of our test kits on the DSX™ and DS2™ instrument systems from Dynex Technologies, which we expect to promote in the United States in conjunction with our test kits. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

INCOME (LOSS) FROM OPERATIONS

Income from operations was $478,000 during the six months ended June 30, 2008 compared to a net loss from operations of $872,000 during the six months ended June 30, 2007. Income from operations in the six months ended June 30, 2008 was composed of income from domestic operations of $441,000 and income from Italian operations of $38,000. The loss from operations in the six months ended June 30, 2007 was composed of a loss from Italian operations of $1,097,000 partially offset by income from domestic operations of $261,000. Domestic operations include corporate expenditures, including costs required to maintain the Company’s status as a public company.

OTHER INCOME, NET

Interest income decreased to $140,000 in the six months ended June 30, 2008 from $179,000 in the same period of 2007 due principally to lower average cash balances invested and lower average yields during the first six months of 2008. Other income, net totaled $89,000 during the six months ended June 30, 2008, compared to other income, net of $63,000 in the six months ended June 30, 2007. Amounts included in other income, net in the six months ended June 30, 2008 and 2007 were primarily net foreign currency gains on transactions, particularly by our Italian subsidiary, which were denominated in currencies other than the subsidiary’s functional currency.

INCOME TAX PROVISION

During the six months ended June 30, 2008 and 2007, we recorded income tax provisions of $65,000 and $72,000, respectively. The current portion of our tax provisions in both the six months ended June 30, 2008 and 2007 relates to Italian local income taxes based upon applicable statutory rates effective in Italy, while the deferred tax provision in these same periods relates to domestic tax deductible goodwill. No current domestic tax provision was recorded during the six months ended June 30, 2008 or 2007 due to the expected utilization of prior period net operating losses to offset current domestic taxable income.

NET INCOME (LOSS)

We generated a net income of $642,000 in the six months ended June 30, 2008 compared to a net loss of $701,000 in the same period of 2007. Our basic and diluted net income per common share was $0.02 in the six months ended June 30, 2008 compared to basic and diluted net loss per common share of $0.03 in the six months ended June 30, 2007. Net income (loss) in the six months ended June 30, 2008 and 2007 resulted primarily from the various factors discussed above.

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

OVERVIEW

Net income totaled $297,000 in the three months ended June 30, 2008 compared to a net loss of $463,000 during the three months ended June 30, 2007. Operating income was $295,000 during the three months ended June 30, 2008 compared to operating loss of $580,000 in the three months ended June 30, 2007. Net income and income from operations improved during the three months ended June 30, 2008 compared to the same period of 2007 primarily due to improvements in revenue and gross profit, as well as reductions in operating expenses. Revenues increased by $242,000 to $5,363,000 in the three months ended June 30, 2008 from $5,121,000 in the same period of 2007, primarily due to an increase in net revenues from Italian operations attributable to the effect of an increase in revenue of $251,000 due to fluctuations of the United States dollar relative to the Euro. The increase in gross profit of $246,000 to $3,226,000 in the three months ended June 30, 2008 from $2,980,000 in the three months ended June 30, 2007 was primarily the result of the increase in revenue, as well as an increase in gross profit as a percentage of net revenues to 60.2% in the three months ended June 30, 2008 from 58.2% in the three months ended June 30, 2007. Operating expenses decreased $628,000 in the three months ended June 30, 2008 compared to the same period last year primarily due to decreases in Italian operating expenses, which include the effect of management and other personnel reductions that occurred in 2007, the impact of our decision to place any further development of the PARSEC® System on hold indefinitely and to focus on the development of the Mago® 4 as a platform for marketing our kits, and a bad debt expense recorded in Italy in the second quarter of 2007. Additionally, other income decreased by $118,000 in the three months ended June 30, 2008 compared to the same period last year as a result of declines in interest income and other income (expense), net in the three months ended June 30, 2008 compared to the same period in 2007. No significant fluctuations occurred in the income tax provision during the three months ended June 30, 2008 compared to the same period last year.

NET REVENUES AND GROSS PROFIT

Three months ended June 30,	2008	2007	Period over Period Increase (Decrease)
Net Revenues
Domestic	$3,452,000	$3,571,000	$(119,000)
Italian	1,911,000	1,550,000	361,000

Total	5,363,000	5,121,000	242,000

Cost of Sales	2,137,000	2,141,000	(4,000)

Gross Profit	$3,226,000	$2,980,000	$246,000
% of Total Net Revenues	60.2%	58.2%

Net revenues for the three months ended June 30, 2008 increased $242,000, or 4.7%, from the three months ended June 30, 2007. This increase was comprised of an increase in net revenues from Italian operations of $361,000, partially offset by a decrease in net revenues from domestic operations of $119,000. The increase in net revenues from Italian operations of 23.3% includes the effect of an increase in revenue of $251,000 due to fluctuations of the United States dollar relative to the Euro, as further discussed in “Currency Fluctuations” below. As measured in Euros, Italian revenues in the three months ended June 30, 2008 increased 6.3% compared to revenues generated in the same period of 2007 principally due to volume increases of distributors servicing our international customers. The decrease in net revenues from domestic operations was primarily the result of a decline in sales made under a supply agreement to another company selling diagnostic reagent products. Gross profit in the three months ended June 30, 2008 increased $246,000, or 8.3%, from the comparable period of 2007. The increase in gross profit was partially attributable to the increase in net revenues, including the effect of exchange rate fluctuations described above. Factors in the increase in gross profit as a percentage of net revenues to 60.2% in the three months ended June 30, 2008 from 58.2% in the three months ended June 30, 2007 include improved gross margin on reagent sales in Italy principally due to lower labor costs and exchange rate benefits, which occur as a result of purchases in Italy of U.S. dollar denominated products.

OPERATING EXPENSES

Three months ended June 30,	2008	% of Revenue	2007	% of Revenue	Period over Period Increase (Decrease)
Selling Expenses
Domestic	$817,000	15.2%	$809,000	15.8%	$8,000
Italian	497,000	9.3%	565,000	11.0%	(68,000)

Total	1,314,000	24.5%	1,374,000	26.8%	(60,000)

General and Administrative	1,178,000	22.0%	1,577,000	30.8%	(399,000)

Research and Development	439,000	8.2%	608,000	11.9%	(169,000)

Total Operating Expenses	$2,931,000	54.7%	$3,559,000	69.5%	$(628,000)

Selling expenses decreased $60,000 in the three months ended June 30, 2008 compared to the same period of 2007 as a result of a reduction in Italian selling expenses of $68,000. Excluding the effects of the fluctuation in exchange rates, Italian selling expenses decreased 102,000 Euro principally due to a reduction in labor costs. General and administrative expenses decreased $399,000 in the three months ended June 30, 2008 compared to the same period of 2007 principally due to bad debt expenses that were incurred in Italy in 2007. Additionally, lower labor costs, partially offset by an increase in domestic professional fees, contributed to the decline in expenses. Research and development expenses decreased $169,000 in the three months ended June 30, 2008 compared to the same period of 2007. Italian research and development expenses decreased from 321,000 Euro in the three months ended June 30, 2007 to 172,000 Euro in the three months ended June 30, 2008 due to a decline in labor and professional fees, as well as other operating costs, resulting from our decision to place any further development of the PARSEC® System on hold indefinitely and to focus on the development of the Mago® 4 as a platform for marketing our kits. Domestic research and development expenses remained essentially unchanged at approximately $175,000 for the three months ended June 30, 2008 and 2007, and included, in the three months ended June 30, 2008, expenses attributable to the validation of our test kits on the DSX™ and DS2™ instrument systems from Dynex Technologies, which we expect to promote in the United States in conjunction with our test kits. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

INCOME (LOSS) FROM OPERATIONS

Income from operations totaled $295,000 during the three months ended June 30, 2008 compared to loss from operations of $580,000 in the three months ended June 30, 2007. Income from operations in the three months ended June 30, 2008 was composed of income from domestic operations of $254,000 and income from Italian operations of $34,000. The loss from operations in the three months ended June 30, 2007 was composed of a loss from Italian operations of $843,000 partially offset by income from domestic operations of $294,000. Domestic operations include corporate expenditures, including costs required to maintain the Company’s status as a public company.

OTHER INCOME, NET

Interest income decreased to $45,000 in the three months ended June 30, 2008 from $90,000 in the same period of 2007 due principally to lower rates of interest paid, including the effect of maximum or default contractual rates paid in the earlier part of 2008 on the auction rate securities held by us that have now expired and converted under the terms of the auction rate securities’ governing documents to below market rates. Once the effect of the payment of such higher maximum or default contractual rates has been offset by the payment of such below market rates, the rates payable on the auction rates securities held by us will return to an approximate market rate under the terms of the auction rate securities’ governing documents. Other expense, net totaled $9,000 during the three months ended June 30, 2008, compared to other income, net of $63,000 in the three months ended June 30, 2007. Amounts included in other income, net in the three months ended June 30, 2008 and 2007 were primarily net foreign currency gains and losses on transactions, particularly by our Italian subsidiary, which were denominated in currencies other than the subsidiary’s functional currency.

INCOME TAX PROVISION

During the three months ended June 30, 2008 and 2007, we recorded income tax provisions of $34,000 and $36,000, respectively. The current portion of our tax provisions in both the three months ended June 30, 2008 and 2007 relates to Italian local income taxes based upon applicable statutory rates effective in Italy, while the deferred tax provision in these same periods relates to domestic tax deductible goodwill. No current domestic tax provision was recorded during the three months ended June 30, 2008 or 2007 due to the expected utilization of prior period net operating losses to offset current domestic taxable income.

NET INCOME (LOSS)

We generated net income of $297,000 in the three months ended June 30, 2008 compared to a net loss of $463,000 in the same period of 2007. Our basic and diluted net income per common share was $0.01 in the three months ended June 30, 2008 compared to basic and diluted net loss per common share of $0.02 in the three months ended June 30, 2007. Net income (loss) in the three months ended June 30, 2008 and 2007 resulted primarily from the various factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, our working capital was $10,481,000 compared to $9,732,000 at December 31, 2007. Cash and cash equivalents totaled $3,210,000 at June 30, 2008, as compared to $3,901,000 at December 31, 2007. Short-term marketable debt securities totaled $0 at June 30, 2008 and $1,925,000 at December 31, 2007. Long-term marketable debt securities were $3,860,000 at June 30, 2008 and $4,100,000 at December 31, 2007.

Historically, our short-term marketable debt securities were invested in auction rate securities with long term maturities (generally between 20 and 30 years), the interest rates of which are reset periodically (typically every 28 or 35 days) through a competitive bidding process often referred to as a “Dutch auction.” Despite the underlying long-term maturity of these securities, such securities were typically priced and subsequently traded as short-term investments because of their interest rate reset feature. The Dutch auction process has historically provided a liquid market for auction rate securities, as this mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities at then existing market interest rates or to liquidate their holdings by selling their securities at par value. Recently, however, primarily due to the liquidity issues experienced in global credit and capital markets, many auctions for auction rate securities have failed and the sellers of such securities have been unable to liquidate their securities. A seller must then wait until the next successful auction to attempt to sell its auction rate securities, unless there is a secondary market for the particular securities. As a result of a failed auction, however, the auction rate securities will, for a specified period, generally pay interest to the holder at a maximum or default contractual rate defined by the securities’ governing documents. Following the expiration of this period, the auction rate securities will generally pay interest at below market rates. At such time as the interest paid on the below market rates compensates for the interest paid at the previously paid maximum or default contractual rate, the auction rate securities will generally then pay interest at approximately market rate.

During January 2008, all $6,025,000 of our portfolio of marketable securities held, which were classified as short-term or long-term as of December 31, 2007, were sold through the Dutch auction process, with $1,925,000 of the proceeds then invested in select money market instruments and $4,100,000 of the proceeds reinvested in auction rate securities. All of the auction rate securities held by us are secured by pools of student loans, in excess of 90% of which are guaranteed under the Federal Family Education Loan Program (“FFELP”), and each security had a credit rating of AAA or Aaa when purchased. We do not own, and have not invested in, any auction rate securities secured by mortgages or collateralized debt.

As described above, recent uncertainties in the global credit and capital markets have prevented sellers of auction rate securities, including us, from liquidating their holdings in auction rate securities. Since mid-February 2008, each of our remaining auction rate securities, the par value of which is $4,100,000 in the aggregate, experienced, and has continued to experience, failed auctions. As a result of these failed auctions, we have been unable to liquidate our investment and do not expect to be able to access our funds that are invested in these auction rate securities until a future auction of these securities is successful, a secondary market develops for these particular securities, or the issuer of the security redeems or calls its respective security. We included these $4,100,000 of auction rate securities in long-term marketable securities in the accompanying consolidated balance sheets as of June 30, 2008 and December 31, 2007 because we cannot predict when future auctions related to these securities will be successful or when we will be able to otherwise liquidate our investment. We previously earned interest at the maximum or default contractual rate on these auction rate securities as a result of their auction failures, but currently earn interest at below market rates. At such time as the interest paid at the below market rates compensates for the interest paid at the previously paid maximum or default contractual rate, we will then earn interest on the auction rate securities at approximately market rate.

Based upon a fair value determination computed by us as of June 30, 2008, we determined the fair value of our auction rate securities to be approximately $3,860,000, compared to a par value of $4,100,000, based upon an internal valuation model. This valuation model compared the fair value of each security considered utilizing such factors as interest rates, timing and amount of cash flows, credit and liquidity premiums, underlying collateral and expected holding periods of the auction rate securities. Based upon this determination, we recognized a temporary reduction of $240,000 to our shareholders’ equity in our financial statements as of and for the six months ended June 30, 2008. We continue to expect to hold these securities until such time as we are able to receive at least par value for our investments, which, given the current uncertainty in the credit markets, we expect will be longer than 12 months. We believe that our existing cash and marketable securities will provide sufficient funds to finance our operations for the next twelve months. We also believe that we would be able to obtain credit to provide additional working capital if our investments in these auction rate securities remained illiquid and we otherwise required additional liquidity.

On August 8, 2008, UBS, the international securities brokerage firm that holds the auction rate securities in which we have invested, issued a press release announcing a settlement in principle with the New York Attorney General, the Massachusetts Securities Division, the Securities and Exchange Commission and other state regulatory agencies represented by North American Securities Administrators Association. Under the terms of the settlement in principle specified by UBS, UBS has communicated to us that it will redeem at par all auction rate securities held by its corporate clients during time periods beginning as early as January 1, 2009 and as late as June 30, 2010. We are in discussions with UBS to determine a more precise time frame within which UBS will purchase the auction rate securities held by us. Additionally, as part of its announced settlement in principle, UBS stated that it will offer to make loans to its clients at no net cost, for up to the par value of the auction rate securities held by its clients. While UBS has indicated that it will offer to make such loans at varying percentages of the par value of the auction rate securities held by its clients, there can be no assurance that UBS will offer to make a loan at no net cost to us at the full par value of the auction rate securities held by us. Based on these developments and additional information that UBS makes available to us in the future regarding UBS’ purchase of the auction rate securities held by us, we will continue to assess our liquidity position and the impact on the accounting for the auction rate securities held by us.

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

Net cash flows of $2,211,000 were used in operating activities during the six months ended June 30, 2008, compared to net cash flows provided by operating activities of $378,000 during the six months ended June 30, 2007. Cash used in the first six months of 2008 was principally the result of the payment of approximately $2,100,000 of severance costs accrued for estimated costs associated with management and other personnel changes that occurred, or were being negotiated, during the fourth quarter of 2007. Included in this amount is the effect of a separation agreement and general release negotiated with Giorgio D’Urso upon his resignation, effective January 10, 2008, as our President and Chief Executive Officer and as a member of our Board of Directors. Pursuant to this agreement, we paid Mr. D’Urso a one-time lump-sum payment of $495,000 and terminated Mr. D’Urso’s employment agreement that provided for Mr. D’Urso to serve as our President and Chief Executive Officer until February 24, 2010 at a minimum annual base salary of $348,519. The remaining severance costs paid in the first six months of 2008 include payment of a portion of the estimated costs for the terminations in 2007 of selected employees of Delta Biologicals, our Italian subsidiary. In addition to the payment of accrued severance costs, cash of approximately $111,000 was also used by operating activities during the six months ended June 30, 2008, primarily as a result of the cash used in operating assets and liabilities, partially offset by cash provided to operations from the combination of the net income for the period of $642,000 and non-cash items. The non-cash items, which total $309,000, include principally depreciation and amortization. In addition to the previously discussed severance payments, cash used by changes in operating assets and liabilities was primarily the result of cash utilized as a result of increases in outstanding accounts receivable in Italy. Net cash flows of $378,000 provided by operating activities during the first six months of 2007 was partially the result of cash received from a reduction in accounts receivable, caused principally by an accounts receivable collection of approximately $630,000 based upon a negotiated agreement with a governmental region in Italy in satisfaction of previously outstanding accounts receivable balances from hospitals located within the region. Cash flows provided by a reduction in inventory, offset by cash utilized to decrease accounts payable and accrued expenses, also contributed to net cash flows provided by operating activities in the first six months of 2007. Additionally, cash provided by operating results during the first six months of 2007 of $5,000, from the combination of the net loss for the period and non-cash items, which include principally depreciation and amortization and the provision for doubtful accounts receivable, slightly increased total net cash provided by operating activities.

Net cash flows of $1,488,000 were provided by investing activities during the six months ended June 30, 2008, as compared to $310,000 used by investing activities during the same period of the prior year. The increase in cash provided by investing activities was primarily the result of our previously discussed sales of marketable securities of $1,925,000, compared to a net purchase of marketable securities of $75,000 in the first six months of 2007.

There were no financing activities during the six months ended June 30, 2008 or 2007. We did not repurchase any of our common stock during the six months ended June 30, 2008 or 2007 as part of the common stock repurchase program approved by our Board of Directors in May 2002.

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

We maintain allowances for doubtful accounts, particularly in Italy where payment cycles are longer than in the United States, for estimated losses resulting from the inability of our customers to make required or timely payments. Additionally, we periodically receive payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances. We may anticipate collection of these amounts through a payment as described above, and, therefore, not provide an allowance for doubtful accounts for these amounts. Additional payments by governmental regions in Italy are possible and, as a result, we may consider the potential receipt of those payments in determining our allowance for doubtful accounts. If contemplated payments are not received, if existing agreements are not complied with or cancelled, or if we require additional allowances, then we may increase our allowance for doubtful accounts and our operating results could be materially adversely affected during the period in which the determination to increase the allowance for doubtful accounts is or was made.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain allowances for doubtful accounts, particularly in Italy for the operations of our Italian subsidiary, for estimated losses resulting from the inability of our customers to make required payments. In many instances our receivables in Italy, while currently due and payable, take in excess of a year to collect. Additionally, we may receive payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances. Consequently, we may consider the potential receipt of those types of payments in determining our allowance for doubtful accounts. If contemplated payments are not received when expected or at all, if negotiated agreements are not complied with in a timely manner or at all, or if the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, we may increase the allowance for doubtful accounts and our operating results could be materially adversely affected during the period in which the determination to increase the allowance for doubtful accounts is or was made. Our allowances for doubtful accounts were $1,083,000 and $1,053,000 at June 30, 2008 and December 31, 2007, respectively. A net provision for losses on accounts receivable of $8,000 was recorded in the first six months of 2008, while $273,000 was recorded in the first six months of 2007.

INVENTORY

We regularly review inventory quantities on hand, which include components for current or future versions of products and instrumentation. If necessary, we record a provision for excess and obsolete inventory based primarily on our estimates of component obsolescence, product demand and production requirements, as well as based upon the status of a product within the regulatory approval process. We capitalize inventory costs associated with marketed products, and certain unapproved products prior to regulatory approval and product launch, based on management’s judgment of probable future economic benefit which includes an assessment of probability of future commercial use and net realizable value. With respect to instrumentation products, we purchase instrument parts, and in some cases manufacture instrument components, in preparation for the commercial launch of the instrument in amounts sufficient to support forecasted initial market demand. We do not capitalize such inventory unless the product or instrument is considered to have a high probability of receiving regulatory approval. We may make this determination prior to our submission to the United States Food and Drug Administration of a 510(k) application or other required regulatory submission. In determining probability, if we are aware of any specific risks or contingencies that are likely to adversely impact the expected regulatory approval process, then we would not capitalize the related inventory but would instead expense it as incurred. Additionally, our estimates of future instrumentation and diagnostic kit product demand, or our judgment of probable future economic benefit, may prove to be inaccurate, in which case any resulting adjustments to the value of inventory would be recognized at the time of such determination and could adversely affect our operating results.

Inventory reserves were $498,000 and $549,000 as of June 30, 2008 and December 31, 2007, respectively. Included in our inventory balance at June 30, 2008 was approximately $120,000 in Mago® 4 instrumentation and instrument components in anticipation of our pending commercial product launch and $220,000 of raw material inventory, substantially all of which has shelf life exceeding five years, relating to our hepatitis product, which is currently pending regulatory approval based upon our January 2008 submission requesting “CE Marking” in the European Union.

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

During the third quarter of 2007 we determined, based principally upon the decline in our market capitalization to less than its June 30, 2007 book value for the preceding seven weeks prior to the end of the third quarter, as well as the decision we made during the third quarter of 2007 to change our strategic direction to place any further development of the PARSEC® System on hold indefinitely, that there was sufficient indication to require us to assess, in accordance with SFAS No. 142, whether any portion of our goodwill balance, which is recorded in both our domestic subsidiary located in Arkansas, ImmunoVision, and our Italian subsidiary, Delta Biologicals, was impaired. Based primarily upon our estimate of forecasted discounted cash flows for each of these subsidiaries and our market capitalization, we determined that the carrying amount of the goodwill at each of Delta Biologicals and at ImmunoVision was in excess of its respective fair value. We concluded that all $4,672,000 of the goodwill recorded at Delta Biologicals and $1,180,000 of the $2,050,000 of goodwill recorded at ImmunoVision was impaired. As a result, we recorded a noncash goodwill impairment charge to operations totaling $5,852,000 during the third quarter of 2007. The continued decline in our market capitalization could require us to record additional impairment charges in future periods for the remaining goodwill recorded at ImmunoVision.

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

INCOME TAXES

We have experienced net losses from operations. Accounting principles generally accepted in the United States require that we record a valuation allowance against the deferred tax asset associated with these losses if it is “more likely than not” that we will not be able to utilize the net operating loss to offset future taxes. Due to the cumulative net losses from the operations of our domestic operations, we have provided a full valuation allowance against our domestic deferred tax assets as of June 30, 2008. Additionally, we have no net foreign deferred tax asset, as a full valuation allowance was established in March 2005 as a result of losses generated by our Italian operations. Over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of our net operating loss carryforwards and other temporary differences. Upon reaching such a conclusion, and upon such time as we reverse the entire valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

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

CURRENCY FLUCTUATIONS

During the six months ended June 30, 2008 and 2007, approximately 34.8% and 32.2%, respectively, of our net revenues were generated in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the relative weakness of the United States dollar against the Euro resulted in an increase of approximately $501,000 in net revenues for the six months ended June 30, 2008 and an increase of $251,000 in net revenues for the three months ended June 30, 2008 compared to the same periods of the prior year. During the six months ended June 30, 2008 and 2007, none of our subsidiaries were domiciled in a highly inflationary environment and the impact of inflation and changing prices on our net revenues and on our loss from continuing operations was not material.

Net revenues generated by our Italian subsidiary represented 34.8% of our net revenues in the six months ended June 30, 2008. Conducting an international business inherently involves a number of difficulties, risks and uncertainties, such as export and trade restrictions, inconsistent and changing regulatory requirements, tariffs and other trade barriers, cultural and labor and employment law issues, longer payment cycles, problems in collecting accounts receivable, political instability, local economic downturns, seasonal reductions in business activity in Europe during the traditional summer vacation months and potentially adverse tax consequences.

INCOME TAXES

We recognized tax provisions of $65,000 and $72,000 during the six months ended June 30, 2008 and 2007, respectively, and tax provisions of $34,000 and $36,000 during the three months ended June 30, 2008 and 2007, respectively.

We are susceptible to large fluctuations in our effective tax rate and have thereby recognized tax expense on a discrete pro-rata basis for the six months ended June 30, 2008. No current domestic tax provision was recorded during the six months ended June 30, 2008 or 2007 due to the expected utilization of prior period net operating losses to offset current domestic taxable income. The foreign current income tax provisions for the six months ended June 30, 2008 and 2007 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

As of June 30, 2008, we had no net domestic deferred tax asset, as domestic net operating losses generated prior to the merger between b2bstores.com and the pre-merger IVAX Diagnostics were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets. Additionally, as of June 30, 2008, we also had no net foreign deferred tax asset, as a result of the creation of a foreign valuation allowance in the first quarter of 2005 to fully reserve the remaining foreign deferred tax asset due to losses by our Italian operations. As of June 30, 2008, we had net deferred tax liabilities of $206,000 relating to tax deductible goodwill at ImmunoVision, and we recorded a corresponding deferred tax provision of $32,000 during the six months ended June 30, 2008. Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause our provision for income taxes to vary significantly from period to period. Upon such time as we reverse the entire valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4 - Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on August 6, 2008. The stockholders voted to re-elect all three nominees for directors of the Company’s Board of Directors. The persons elected to the Company’s Board of Directors and the number of votes cast for and withheld for each nominee for director were as follows:

Director	Term of Office	For	Withheld
Mark Durand	2011	25,602,763	1,161,486
Richard Egosi	2011	25,580,532	1,183,717
John Harley, M.D.	2011	25,349,081	1,415,168

Item 6 - Exhibits

Exhibit Number	Description
31.1	Certification of Acting Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Acting Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished, rather than filed, with this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVAX Diagnostics, Inc.

Date: August 13, 2008	By:	/s/ Mark S. Deutsch
Mark S. Deutsch, Vice President-Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Acting Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Acting Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished, rather than filed, with this Quarterly Report on Form 10-Q.