Form 10-Q
period 2008-09-30
IVAX DIAGNOSTICS INC
filed 2008-11-14
CIK 1095858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

27,649,887 shares of Common Stock, $ .01 par value, outstanding as of November 10, 2008.

IVAX DIAGNOSTICS, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$2,605,402	$3,900,564
Marketable debt securities	—	1,925,000
Accounts receivable, net of allowances for doubtful accounts of $837,482 in 2008 and $1,052,797 in 2007	6,950,654	6,287,654
Inventories, net	4,629,944	4,013,312
Other current assets	476,552	374,579

Total current assets	14,662,552	16,501,109

Property, plant and equipment, net	1,988,414	1,845,292
Marketable securities	3,760,975	4,100,000
Equipment on lease, net	139,684	163,113
Product license	1,242,936	1,242,936
Goodwill, net	870,290	870,290
Other assets	1,025,597	1,045,592

Total assets	$23,690,448	$25,768,332

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$846,479	$1,217,408
Accrued license payable	144,446	147,184
Accrued expenses and other current liabilities	3,368,097	5,404,372

Total current liabilities	4,359,022	6,768,964

Other long-term liabilities:
Deferred tax liabilities	222,327	174,708
Other long-term liabilities	888,847	850,177

Total other long-term liabilities	1,111,174	1,024,885

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding 27,649,887 in 2008 and 2007	276,498	276,498
Capital in excess of par value	40,993,429	40,910,677
Accumulated deficit	(22,548,602)	(23,209,941)
Accumulated other comprehensive income (loss)	(501,073)	(2,751)

Total shareholders’ equity	18,220,252	17,974,483

Total liabilities and shareholders’ equity	$23,690,448	$25,768,332

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these balance sheets.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Period Ended September 30,	Three months		Nine months
	2008	2007	2008	2007
Net revenues	$5,416,859	$4,971,764	$16,022,055	$15,039,118
Cost of sales	2,173,309	2,209,643	6,334,910	6,309,472

Gross profit	3,243,550	2,762,121	9,687,145	8,729,646

Operating expenses:
Selling	1,259,097	1,355,702	3,740,292	4,083,135
General and administrative	1,550,332	1,738,392	4,146,296	4,770,310
Research and development	428,374	532,653	1,316,799	1,612,775
Write-off of PARSEC® assets	—	1,673,824	—	1,673,824
Impairment of goodwill	—	5,852,435	—	5,852,435

Total operating expenses	3,237,803	11,153,006	9,203,387	17,992,479

Income (loss) from operations	5,747	(8,390,885)	483,758	(9,262,833)

Other income:
Interest income	25,540	97,257	165,345	276,723
Other income, net	18,965	18,542	108,372	81,672

Total other income, net	44,505	115,799	273,717	358,395

Income (loss) before income taxes	50,252	(8,275,086)	757,475	(8,904,438)
(Benefit) provision for income taxes	31,289	(434,504)	96,136	(362,839)

Net income (loss)	$18,963	$(7,840,582)	$661,339	$(8,541,599)

Net income (loss) per share
Basic and diluted	$0.00	$(0.28)	$0.02	$(0.31)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	27,649,887	27,649,887	27,649,887	27,649,887

Diluted	27,649,887	27,649,887	27,649,887	27,649,887

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE, December 31, 2007	27,649,887	$276,498	$40,910,677	$(23,209,941)	$(2,751)	$17,974,483
Comprehensive income:
Net income	—	—	—	661,339	—	661,339
Translation adjustment	—	—	—	—	(159,297)	(159,297)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(339,025)	(339,025)

Comprehensive income						163,017
Stock compensation expense	—	—	82,752	—	—	82,752

BALANCE, September 30, 2008	27,649,887	$276,498	$40,993,429	$(22,548,602)	$(501,073)	$18,220,252

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of this statement.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2008	2007
Cash flows from operating activities:
Net income (loss)	$661,339	$(8,541,599)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Write-off of certain PARSEC® instrumentation assets	—	1,673,824
Impairment of goodwill	—	5,852,435
Depreciation and amortization	377,805	556,070
Net (recovery) provision for doubtful accounts receivable	(164,992)	281,734
Net non-cash compensation expense, including fair value adjustment of liability awards	82,752	102,014
Deferred income taxes	47,619	(413,254)
Changes in operating assets and liabilities:
Accounts receivable	(619,566)	286,082
Inventories	(652,498)	453,632
Other current assets	(103,754)	(100,248)
Other assets	577	1,345
Accounts payable and accrued expenses	(2,428,746)	(339,990)
Other long-term liabilities	57,731	111,609

Net cash flows (used in) provided by operating activities	(2,741,733)	(76,346)

Cash flows from investing activities:
Capital expenditures	(451,352)	(175,302)
Purchases of marketable securities	—	(575,000)
Proceeds from sales of marketable securities	1,925,000	500,000
Acquisitions of equipment on lease	(86,786)	(70,973)

Net cash flows provided by (used in) investing activities	1,386,862	(321,275)

Cash flows from financing activities:
Exercise of stock options	—	—

Net cash flows provided by financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	59,709	(21,558)

Net increase (decrease) in cash and cash equivalents	(1,295,162)	(419,179)
Cash and cash equivalents at the beginning of the period	3,900,564	1,995,730

Cash and cash equivalents at the end of the period	$2,605,402	$1,576,551

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) GENERAL:

The accompanying unaudited interim consolidated financial statements of IVAX Diagnostics, Inc. (the “Company,” “IVAX Diagnostics,” “we,” “us” and “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments necessary to state fairly the results of operations, financial position, changes in stockholders’ equity and cash flows have been made. The results of operations, financial position, changes in stockholders’ equity and cash flows for the nine months ended September 30, 2008 are not necessarily indicative of the results of operations, financial position, changes in stockholders’ equity and cash flows which may be reported for the remainder of 2008. The balance sheet as of December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

On September 2, 2008, a group comprised of Paul Kennedy, Umbria LLC, a company wholly-owned by Mr. Kennedy, and Debregeas & Associes Pharma SAS, a company wholly-owned by Patrice Debregeas and members of his family (collectively, the “Kennedy-Debregeas Group”), purchased from Teva Pharmaceutical Industries Limited (“Teva”) all of the approximately 72.3% of the outstanding shares of the Company owned by Teva, indirectly through its wholly-owned IVAX Corporation subsidiary (“IVAX”), for an aggregate purchase price of $14,000,000, or $0.70 per share. Following this acquisition, Paul Kennedy was appointed as Chief Executive Officer, President and Chairman of the Board of Directors of the Company, and Patrice Debregeas was appointed as Vice Chairman of the Board of Directors of the Company.

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

Options granted under the Company’s option plans were granted at an option exercise price equal to the closing market price of the stock on the date of the grant and with vesting, primarily for Company employees, immediately or in equal annual amounts over a four year period, and, primarily for non-employee directors, immediately.

The following charts summarize option activity as of September 30, 2008 and changes during the nine months ended September 30, 2008 under the Company’s 1999 Performance Equity Plan (the “Performance Plan”) for options granted by the Company after the consummation of the March 2001 merger of IVAX Diagnostics, Inc., a wholly-owned subsidiary of IVAX at that time (the “pre-merger IVAX Diagnostics”), into b2bstores.com Inc. (“b2bstores.com”), and under the Company’s 1999 Stock Option Plan (the “1999 Plan”):

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	784,949	$3.66
Granted	425,000	$0.83
Expired	(130,000)	$2.97
Terminated	(500)	$2.40
Exercised	—	—

Outstanding at September 30, 2008	1,079,449	$2.63

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.57 - $0.65	275,000	9.9	$0.62	125,000	$0.59
$1.00	100,000	8.8	$1.00	100,000	$1.00
$1.20	150,000	10.0	$1.20	—	—
$1.35 - $2.40	177,600	4.8	$1.79	177,600	$1.79
$4.35 - $4.91	160,000	6.7	$4.37	155,000	$4.37
$5.20 - $7.12	216,849	2.2	$6.33	216,849	$6.33

	1,079,449	7.0	$2.63	774,449	$3.28

The aggregate intrinsic value of the outstanding in the money and exercisable options was $0 at each of September 30, 2008 and December 31, 2007.

A summary of the status of the Company’s non-vested options as of September 30, 2008 and changes during the nine months ended September 30, 2008 is presented below:

Non-vested Options	Number of Shares	Weighted Average Grant-date Fair Value
Outstanding at December 31, 2007	110,463	$2.75
Granted	425,000	0.48
Vested	(230,463)	1.50
Terminated	—	—
Exercised	—	—

Outstanding at September 30, 2008	305,000	$0.52

As of September 30, 2008, there was $158,000 of unrecognized compensation costs, based on the fair value of unvested awards, related to non-vested share-based compensation arrangements granted under the Performance Plan. This cost is expected to be recognized over a weighted average period of 1.0 year. No windfall tax benefits were recognized in the nine months ended September 30, 2008 or 2007.

(3) WRITE-OFF OF PARSEC® ASSETS:

During the three months ended September 30, 2007, the Company recorded a $1,673,824 write-off of net assets relating to the PARSEC® System. This write-off resulted from the Company’s evaluation of the status of the development of the PARSEC® System and the Company’s decision to change its strategic direction to focus on the development of the Mago® 4 as a platform for marketing its kits and to place any further development of the PARSEC® System on hold indefinitely. As discussed below in Note 7, Inventories, Net, raw material, work-in-process and finished goods inventories comprised $1,206,655 of this write-off. The remaining portion of this write-off was composed of property, plant and equipment with a net book value of $337,912, equipment on lease with a net book value of $48,579 and other current assets of $80,678. These charges were included in operating expenses in the accompanying statements of operations for the three and nine months ended September 30, 2007.

(4) IMPAIRMENT OF LONG LIVED ASSETS INCLUDING GOODWILL:

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which was issued by the Financial Accounting Standards Board (“FASB”) in July 2001. Under SFAS No. 142, the Company ceased amortizing goodwill effective January 1, 2002.

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

The Company tests goodwill for possible impairment on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may be impaired. Based principally upon a decline in its market capitalization to less than its June 30, 2007 book value for the preceding seven weeks prior to the end of the third quarter of 2007, as well as the decision to change its strategic direction to place any further development of the PARSEC® System on hold indefinitely, the Company determined that there was sufficient indication to require it to assess, in accordance with SFAS No. 142, whether any portion of its recorded goodwill balance was impaired.

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

Based on the first step analysis that was separately performed for each of Delta Biologicals and ImmunoVision, the Company determined that the carrying amount of the goodwill at each of Delta Biologicals and ImmunoVision was in excess of its respective fair value. As a result, the Company was required to perform the second step analysis for each of Delta Biologicals and ImmunoVision in order to determine the amount of the goodwill impairment loss. The second step analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill based on a hypothetical allocation of the estimated fair value of each of Delta Biologicals and ImmunoVision. Based on the second step analysis, the Company concluded that all $4,672,435 of the goodwill recorded at Delta Biologicals and $1,180,000 of the $2,050,290 of goodwill recorded at ImmunoVision was impaired. As a result, the Company recorded a noncash goodwill impairment charge to operations totaling $5,852,435 during the third quarter of 2007. The continued decline in the Company’s market capitalization could require additional impairment charges to be recorded in future periods for the remaining goodwill for ImmunoVision.

The determination as to whether a write-down of goodwill is necessary involves significant judgments based on short-term and long-term projections of the Company. The assumptions supporting the estimated future cash flows of the reporting unit, including profit margins, long-term forecasts, discount rates and terminal growth rates, reflect the Company’s best estimates.

Additionally, as discussed above in Note 3, Write-off of PARSEC® Assets, certain other long-lived assets, consisting of assets related to the PARSEC® System included in property, plant and equipment and equipment on lease, were assessed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, prior to the performance of the SFAS No. 142 analysis and were also determined to be impaired. During the third quarter of 2007, assets related to the PARSEC® System included in property and equipment were written down by $337,912 and assets related to the PARSEC® System included in equipment on lease were written down by $48,579. These charges were included in operating expenses in the accompanying statements of operations for the three and nine months ended September 30, 2007.

(5) CASH EQUIVALENTS AND SHORT-TERM MARKETABLE SECURITIES:

The Company owns certain short-term investments in marketable debt securities with original maturities of three months or less that are classified as cash equivalents.

Substantially all cash and cash equivalents are presently held at one international securities brokerage firm, UBS. Accordingly, the Company is subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver the Company’s securities or if the brokerage firm should become bankrupt or otherwise insolvent. It is the Company’s policy to invest in select money market instruments, U.S. treasury investments, municipal and other government agency securities and corporate issuers. Realized gains and losses from sales of marketable securities are based on the specific identification method. For the nine months ended September 30, 2008 and 2007, realized gains and losses were not material, as recorded book value approximated fair value. At September 30, 2008 and December 31, 2007, the Company owned short-term marketable securities totaling $0 and $1,925,000, respectively. The short-term marketable securities owned at December 31, 2007 were sold during the nine months ended September 30, 2008 and are now invested in select money market instruments. Historically, the Company’s short-term marketable securities were invested in auction rate securities with long-term maturities (generally between 20 and 30 years), the interest rates of which are reset periodically (typically every 28 or 35 days) through a competitive bidding process often referred to as a “Dutch auction.” Despite the underlying long-term maturity of these securities, such securities were typically priced and subsequently traded as short-term investments because of their interest rate reset feature. During the nine months ended September 30, 2008, the Company received proceeds of $1,925,000 from the sale of marketable securities. During the nine months ended September 30, 2007, the Company used $575,000 for the purchase of marketable securities and received proceeds of $500,000 from the sale of marketable securities.

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

As described above, recent uncertainties in the global credit and capital markets have prevented sellers of auction rate securities, including the Company, from liquidating their holdings in auction rate securities. Since mid-February 2008, each of the remaining auction rate securities that the Company held, the par value of which is approximately $4,100,000 in the aggregate, experienced, and has continued to experience, failed auctions. As a result of these failed auctions, the Company has been unable to liquidate its investment and does not expect to be able to access its funds that are invested in these auction rate securities until a future auction of these securities is successful, a secondary market develops for these particular securities or the issuer of the security redeems or calls its respective security. The Company included the $4,100,000 of auction rate securities in long-term marketable securities in the accompanying consolidated balance sheets as of September 30, 2008 and December 31, 2007 because it cannot predict when future auctions related to these securities will be successful or when the Company will be able to otherwise liquidate its investment. The Company previously earned interest at the maximum or default contractual rate on these auction rate securities as a result of their auction failures, but currently earns interest at below market rates. At such time as the interest paid at the below market rates compensates for the interest paid at the previously paid maximum or default contractual rate, the Company will then earn interest on the auction rate securities at approximately market rate.

Based upon the fair value determinations described below in Note 6, Fair Value Measurement, the fair value of the Company’s investment in auction rate securities was $3,760,975 at September 30, 2008 compared to a par value of $4,100,000. Based upon this information, the Company recognized a temporary loss of $339,025 to its shareholders’ equity in its financial statements as of and for the nine months ended September 30, 2008. At September 30, 2008, the Company continued to expect to hold these securities until such time as it is able to receive at least par value for its investments and, given the current uncertainty in the credit markets, the Company expected this would be longer than 12 months. The Company believes that its existing cash and marketable securities will provide sufficient funds to finance its operations for the next twelve months, and that it would be able to obtain credit to provide additional working capital if its investments in these auction rate securities remained illiquid and the Company otherwise required additional liquidity.

On August 8, 2008, UBS, the international securities brokerage firm that holds the auction rate securities in which the Company has invested, issued a press release announcing a settlement in principle with the New York Attorney General, the Massachusetts Securities Division, the SEC and other state regulatory agencies represented by North American Securities Administrators Association. Under the terms of the settlement in principle specified by UBS, UBS has communicated to the Company that it will redeem at par all auction rate securities held by its corporate clients during time periods beginning as early as January 1, 2009 and as late as June 30, 2010. During October 2008, the Company received an offer letter from UBS pursuant to which UBS is offering Auction Rate Securities Rights (the “Rights”). The Rights would give the Company, upon its election at any time during the two-year period beginning January 2, 2009, the right to sell to UBS, and would require UBS to purchase from the Company upon such exercise, all of the auction rate securities in which the Company is currently invested at their par value of $4,100,000. During October 2008, the Company accepted UBS’ offering of the Rights. See Note 16, Subsequent Event.

Based on these developments and additional information that UBS makes available to the Company in the future regarding UBS’ purchase of the auction rate securities held by the Company, the Company will continue to assess its liquidity position and the impact on the accounting for the auction rate securities held by the Company.

(6) FAIR VALUE MEASUREMENT:

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy for disclosure to show the extent and level of judgment used to estimate fair value measurements. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

In accordance with SFAS No. 157, the following table, which does not include cash on hand, represents the Company’s fair value hierarchy for its financial assets (cash equivalents and available for sale investments) as of September 30, 2008:

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,507,159	$1,507,159	$—	$—
Long-term investments:
Auction rate securities	3,760,975	—	—	3,760,975

Total financial assets	$5,268,134	$1,507,159	$—	$3,760,975

The Company’s non-current auction rate securities discussed above in Note 5, Cash Equivalents and Short-Term Marketable Securities, make up the majority of the Company’s combined financial assets subject to fair value measurement and the single asset valued under the Level 3 hierarchy. At September 30, 2008, the Company utilized a discounted cash flow approach to arrive at the valuation of $3,760,975. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, underlying collateral and expected holding periods of the auction rate securities. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. They represent the Company’s estimates given available data as of September 30, 2008.

Based on this assessment of fair value, as of September 30, 2008, the Company determined there was a decline in the fair value of its auction rate security investments of $339,025, which was deemed temporary. This amount has been recorded net of tax, as a component of other comprehensive income.

The following tables provide a summary of changes in fair value of the Company’s investments in auction rate securities (Level 3) for the nine and three months ended September 30, 2008:

Balance at December 31, 2007 (short-term and long-term)	$6,025,000
Sale of auction rate securities	(1,925,000)
Unrealized loss included in other comprehensive income	(339,025)

Balance at September 30, 2008	$3,760,975

Balance at June 30, 2008 (long-term)	$3,859,875
Unrealized loss included in other comprehensive income	(98,900)

Balance at September 30, 2008	$3,760,975

(7) INVENTORIES, NET:

Inventories, net consist of the following:

	September 30, 2008	December 31, 2007
Raw materials	$680,919	$718,909
Work-in-process	1,121,028	862,857
Finished goods	2,827,997	2,431,546

Total inventories, net	$4,629,944	$4,013,312

In accordance with the Company’s inventory accounting policy, total inventories at September 30, 2008 and December 31, 2007 include components for current or future versions of products and instrumentation. Amounts included at September 30, 2008 include approximately $130,000 in Mago® 4 instrumentation and instrument components in anticipation of the future commercial product launch and $220,000 of raw material inventory, substantially all of which has shelf life exceeding five years, relating to the Company’s hepatitis product, which is currently pending regulatory approval based upon the Company’s January 2008 submission requesting “CE Marking” in the European Union. Mago® 4 instrumentation and instrument components and hepatitis-related inventory at December 31, 2007 were $70,000 and $220,000, respectively.

(8) PRODUCT LICENSE:

In September 2004, the Company entered into a license agreement with an Italian diagnostics company to obtain a perpetual, worldwide, royalty-free license of product technology used by the Italian diagnostics company. This licensed hepatitis product technology is existing technology, which the Italian diagnostics company had developed and successfully commercialized to manufacture hepatitis products sold by them and for which it had already received “CE Marking” approval from the European Union. Through the acquisition of this existing technology in its current form, the Company also expects to be able to derive revenue from the manufacture and sale of new hepatitis products. In exchange for the Italian diagnostics company’s assistance in transferring the know-how of the manufacturing technology, the Company agreed to pay a total of 1,000,000 Euro, in the form of four milestone payments, upon the Italian diagnostics company’s achievement of certain enumerated performance objectives related to the transfer of such existing technology. Three of the four required milestone payments, totaling 900,000 Euro, were made in prior years. The remaining required milestone payment of $144,446 is included in accrued license payable in the accompanying consolidated balance sheet as of September 30, 2008. The Company is now working with the Italian diagnostics company to achieve the remaining performance objective, which includes, among others, the condition for the Company to receive authorization for “CE Marking” in the European Union. The application for “CE Marking” was filed in January 2008, and the Company expects to pay the remaining milestone payment upon receipt of this approval, which is expected in either the fourth quarter of 2008 or the first quarter of 2009.

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

(9) EARNINGS PER SHARE:

A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

	Three months		Nine months
Period Ended September 30,	2008	2007	2008	2007
Basic weighted average shares outstanding	27,649,887	27,649,887	27,649,887	27,649,887
Effect of dilutive securities – stock options	—	—	—	—

Diluted weighted average shares outstanding	27,649,887	27,649,887	27,649,887	27,649,887

Not included in the calculation of diluted earnings per share because their impact is antidilutive:
Stock options outstanding	1,079,449	894,349	1,079,449	894,349

(10) INCOME TAXES:

The provision (benefit) for income taxes consists of the following:

	Three months		Nine months
Period Ended September 30,	2008	2007	2008	2007
Current:
Domestic	$—	$—	$—	$—
Foreign	15,416	10,496	48,517	50,415
Deferred:
Domestic	15,873	(445,000)	47,619	(413,254)
Foreign	—	—	—	—

Total provision (benefit) for income taxes	$31,289	$(434,504)	$96,136	$(362,839)

The Company is susceptible to large fluctuations in its effective tax rate and has thereby recognized tax expense on a discrete pro-rata basis for the nine months ended September 30, 2008. No current domestic tax provision was recorded during the nine months ended September 30, 2008 due to the expected utilization of prior period net operating losses to offset current domestic taxable income, or in the nine months ended September 30, 2007 due to the increase in valuation allowance to offset the benefit of domestic losses. The foreign current income tax provisions for the three and nine months ended September 30, 2008 and 2007 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

The Company has established a full valuation allowance on its net deferred tax assets, which are primarily comprised of net operating loss carryforwards. As of September 30, 2008 and December 31, 2007, the Company had no net domestic deferred tax asset, as a full valuation allowance has been established against domestic deferred tax assets. As of September 30, 2008 and December 31, 2007, the

Company had net deferred tax liabilities relating to tax deductible goodwill of $222,327 and $174,708, respectively, and recorded a corresponding deferred tax provision of $47,619 during the nine months ended September 30, 2008. During the three months ended September 30, 2007, as a result of the impairment charge recorded against the goodwill at ImmunoVision, the Company adjusted its deferred tax liability relating to tax deductible goodwill to $158,835, and recorded a corresponding deferred tax benefit of $445,000. As of September 30, 2008 and December 31, 2007, the Company had no net foreign deferred tax asset, as a full valuation allowance was provided during the first quarter of 2005 as a result of losses by the Company’s Italian operation, and additional allowances have been provided for losses occurring since that date through September 30, 2008. Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause the provision for income taxes to vary significantly from period to period.

The Company’s use of its net operating loss carryforwards will be limited in the future as a result of the September 2, 2008 acquisition by the Kennedy-Debregeas Group of all of the approximately 72.3% of the outstanding shares of the Company owned by Teva, indirectly through its wholly-owned IVAX subsidiary. The limitations of these net operating loss carryforwards did not impact the Company’s results for the three and nine months ended September 30, 2008.

(11) COMPREHENSIVE INCOME (LOSS):

The components of the Company’s comprehensive income (loss) are as follows:

	Three months		Nine months
Period Ended September 30,	2008	2007	2008	2007
Net income (loss)	$18,963	$(7,840,582)	$661,339	$(8,541,599)
Unrealized loss on marketable securities	(98,900)	—	(339,025)	—
Foreign currency translation adjustments	(433,346)	254,156	(159,297)	394,361

Comprehensive income (loss)	$(513,283)	$(7,586,426)	$163,017	$(8,147,238)

(12) CONCENTRATION OF CREDIT RISK:

The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts as required. The Company’s accounts receivable are generated from sales made from both the United States and Italy. As of September 30, 2008 and December 31, 2007, $5,014,056 and $4,443,916, respectively, of the Company’s total net accounts receivable were due in Italy. Of the total net accounts receivable, 57.7% at September 30, 2008 and 58.3% at December 31, 2007 were due from hospitals and laboratories controlled by the Italian government. The Company maintains allowances for doubtful accounts, particularly in Italy where payment cycles are longer than in the United States, for potential credit losses based on the age of the accounts receivable and the results of the Company’s periodic credit evaluations of its customers’ financial condition. Additionally, the Company periodically receives payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances. The Company may have anticipated collection of these amounts through a payment as described above and, therefore, not provided an allowance for doubtful accounts for these amounts. Future payments by governmental regions in Italy are possible and, as a result, the Company may consider the potential receipt of those payments in determining its allowance for doubtful accounts. If contemplated payments are not received when expected, or if negotiated agreements are not complied with in a timely manner or cancelled, the Company may provide additional allowances for doubtful accounts.

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

Net Revenues by Region	Three months		Nine months
Period Ended September 30,	2008	2007	2008	2007
Domestic
External net revenues	$3,914,241	$3,465,470	$10,829,579	$10,286,484
Intercompany revenues	287,583	223,037	684,125	636,455

	4,201,824	3,688,507	11,513,704	10,922,939

Italian
External net revenues	1,502,618	1,506,294	5,192,476	4,752,634
Intercompany revenues	44,791	36,601	115,442	342,950

	1,547,409	1,542,895	5,307,918	5,095,584

Elimination	(332,374)	(259,638)	(799,567)	(979,405)

Consolidated net revenues	$5,416,859	$4,971,764	$16,022,055	$15,039,118

Income (Loss) from Operations by Region	Three months		Nine months
Period Ended September 30,	2008	2007	2008	2007
Domestic	$155,893	$(1,825,792)	$597,314	$(1,564,376)
Italian	(144,990)	(6,561,995)	(106,848)	(7,659,090)
Elimination	(5,156)	(3,098)	(6,708)	(39,367)

Income (loss) from operations	$5,747	$(8,390,855)	$483,758	$(9,262,833)

Total Assets by Region	September 30, 2008	December 31, 2007
Domestic	$14,844,365	$16,270,801
Italian	8,846,083	9,497,531

Total assets	$23,690,448	$25,768,332

	September 30,	December 31,
Goodwill by Region	2008	2007
Domestic	$870,290	$870,290
Italian	—	—

Total goodwill	$870,290	$870,290

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

(15) RECENTLY ISSUED ACCOUNTING STANDARDS:

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”), which has been established by the FASB as a framework for entities to identify the sources of accounting principles and for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is not expected to result in a change in current practices. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Accordingly, the Company intends to adopt SFAS No. 162 within the required period.

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact on the Company’s consolidated financial position of the guidance under FSP 142-3.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivatives and Hedging Activities (“SFAS No. 161”), which enhances the requirements under SFAS No. 133, Accounting for Derivatives and Hedging Activities. SFAS No. 161 requires enhanced disclosures about an entity’s derivatives and hedging activities and how they affect an entity’s financial position, financial performance, and cash flows. This Statement will be effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to impact its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a significant impact on its consolidated financial statements unless a future transaction results in a noncontrolling interest in a subsidiary.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS 141(R) will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted. The effect of SFAS No. 141(R) on the Company’s consolidated financial statements will be dependent on the nature and terms of any business combinations consummated by the Company on or after January 1, 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. For financial assets and liabilities, SFAS No. 157 is effective beginning January 1, 2008. In February 2008, the FASB deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. The Company believes the impact will not require material modification related to its non-recurring fair value measurements and will be substantially limited to expanded disclosures in the notes to its consolidated financial statements for notes that currently have components measured at fair value. Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities measured at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 6, Fair Value Measurement, for related disclosures.

(16) SUBSEQUENT EVENT:

During October 2008, the Company received an offer letter from UBS pursuant to which UBS is offering Auction Rate Securities Rights (the “Rights”). The Rights would give the Company, upon its election at any time during the two-year period beginning January 2, 2009, the right to sell to UBS, and would require UBS to purchase from the Company upon such exercise, all of the auction rate securities in which the Company is currently invested at their par value of $4,100,000. During October 2008, the Company accepted UBS’ offering of the Rights. UBS has filed a registration statement with the SEC with respect to its offering of the Rights. The Rights are not transferrable. The auction rate securities held by the Company will continue to accrue interest until the Company exercises the Rights, and remain subject to issuer redemption at any time.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 and the unaudited interim consolidated financial statements and the related condensed notes to unaudited interim consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

•	the ability of the Mago® 4 to be a source of revenue growth for us;

•	our ability to receive financial benefits or achieve improved operating results after the commercial release of the Mago® 4;

•	the ability of the Mago® 4 to be a factor in our growth;

•	the ability of the Mago® 4 to expand the menu of test kits we offer;

•	making the Mago® 4 our primary platform for marketing our kits;

•	our ability to successfully market the Mago® 4;

•	our customers’ integration of the Mago® 4 into their operations;

•	our ability to successfully promote the DSX™ and DS2™ instrument systems from Dynex Technologies in conjunction with our test kits in the United States;

•	our ability to expand the menu of test kits that we offer to include other complementary infectious disease or autoimmune testing sectors or otherwise;

•	the response of our current customer base to an expansion of our menu of test kits;

•	our ability to achieve organic growth;

•

our ability to identify or consummate acquisitions of businesses or products in the diagnostics markets of infectious disease or autoimmune disease or in higher-value market segments, such as drugs-of-abuse diagnostics, or otherwise;

•	our ability to integrate acquired businesses or products;

•	our ability to enhance our position in laboratory automation;

•	our ability to expand sales in major markets, such as France, Germany, the United Kingdom, Spain or elsewhere;

•	our ability to expand our product offerings and/or market reach or become a leader in the diagnostics industry;

•	constantly changing, and our compliance with, governmental regulation;

•	the impact of our adoption or implementation of new accounting statements and pronouncements on our financial condition and operating results;

•	our limited operating revenues and history of primarily operational losses;

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

•

our ability to liquidate our investment in auction rate securities or access our funds which are invested in auction rate securities, including, without limitation, the risk that we may not be able to sell these securities and obtain cash for an indefinite period of time up to the maturity date of the underlying obligations in the event that auctions continue to fail for these securities and, for reasons we are not currently aware of, that we are unable to exercise our right to sell all of the auction rate securities currently held by us to UBS at their par value;

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

•	voting control of our common stock by Paul Kennedy and Patrice Debregeas;

•	conflicts of interest with the Kennedy-Debregeas Group and with our officers, directors and employees, including Paul Kennedy and Patrice Debregeas; and

•	other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

See the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, as supplemented by Part II, Item 1A of this Quarterly Report on Form 10-Q, for further discussion of certain risks and uncertainties that could materially and adversely affect our business, operating results or financial condition. Many of these factors are beyond our control.

MAJORITY STOCKHOLDER

On September 2, 2008, a group comprised of Paul Kennedy, Umbria LLC, a company wholly-owned by Mr. Kennedy, and Debregeas & Associes Pharma SAS, a company wholly-owned by Patrice Debregeas and members of his family (collectively, the “Kennedy-Debregeas Group”), purchased from Teva all of the approximately 72.3% of our outstanding shares owned by Teva, indirectly through its wholly-owned IVAX subsidiary, for an aggregate purchase price of $14,000,000, or $0.70 per share. Following this acquisition, Paul Kennedy was appointed as our Chief Executive Officer, President and Chairman of the Board of Directors, and Patrice Debregeas was appointed as our Vice Chairman of the Board of Directors.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

OVERVIEW

Net income for the nine months ended September 30, 2008 was $661,000 compared to net loss of $8,542,000 for the same period of 2007. Operating income was $484,000 in the nine months ended September 30, 2008 compared to operating loss of $9,263,000 in the same period of 2007. Net income and income from operations improved significantly during the nine months ended September 30, 2008 compared to the same period of 2007 due to one-time charges taken in 2007, improvements in revenue and gross profit, and reductions in operating expenses. The results for the nine months ended September 30, 2007 included a write-off of goodwill of $5,852,000, which consisted of the write-off of the entire balance of goodwill related to our Italian operations of $4,672,000 and the write-off of $1,180,000 of the $2,050,000 of goodwill recorded at ImmunoVision, a member of our domestic segment, primarily as a result of an impairment analysis performed due to the significant decline in our market capitalization to below our book value and the decision to change our strategic direction. Revenues increased by $983,000 to $16,022,000 in the nine months ended September 30, 2008 from $15,039,000 in the same period of 2007, primarily due to increases in domestic net revenues as a result of volume increases to instrumentation customers, and increases in Italian net revenues as a result of the effect of an increase in revenue of $631,000 resulting from fluctuations of the United States dollar relative to the Euro. As measured in Euros, for the nine months ended September 30, 2008, Italian net revenues declined 4.0% compared to the same period of the prior year. The increase in gross profit of $957,000 to $9,687,000 in the nine months ended September 30, 2008 from $8,730,000 in the nine months ended September 30, 2007 was primarily the result of the increase in revenue, as well as an increase in gross profit percentage to 60.5% of net revenues in the nine months ended September 30, 2008 from 58.0% of net revenues in the nine months ended September 30, 2007. Operating expenses decreased $8,789,000 in the nine months ended September 30, 2008 compared to the same period of the prior year primarily due to the noncash writeoffs of goodwill and PARSEC® System related assets in the nine months ended September 30, 2007 as further described below. The decrease in operating expenses in the nine months ended September 30, 2008 compared to the same period of the prior year also resulted from decreases in all other operating expense categories, particularly in Italy, which included the benefits of the effect of management and other personnel reductions, the impact of our decision to place any further development of the PARSEC® System on hold indefinitely and a reduction in bad debt expense. Other income decreased by $85,000 in the nine months ended September 30, 2008 compared to the same period of the prior year as a result of a decrease in interest income. Additionally, we had a tax provision of $96,000 in the nine months ended September 30, 2008 compared to a tax benefit of $363,000 in the nine months ended September 30, 2007. This difference was due to the tax benefit resulting from the required adjustment of our deferred tax liability related to tax deductible goodwill as a result of the goodwill impairment charge at ImmunoVision recorded in the nine months ended September 30, 2007.

NET REVENUES AND GROSS PROFIT

Nine months ended September 30,	2008	2007	Period over Period Increase (Decrease)
Net Revenues
Domestic	$10,830,000	$10,286,000	$544,000
Italian	5,192,000	4,753,000	439,000

Total	16,022,000	15,039,000	983,000

Cost of Sales	6,335,000	6,309,000	26,000

Gross Profit	$9,687,000	$8,730,000	$957,000
% of Total Net Revenues	60.5%	58.0%

Net revenues for the nine months ended September 30, 2008 increased $983,000, or 6.5%, from the nine months ended September 30, 2007. This increase was comprised of increases of $544,000 in external net revenues from domestic operations and $439,000 in external net revenues from Italian operations. Domestic external net revenues increased 5.3% in the nine months ended September 30, 2008 compared to the same period of 2007, principally due to volume increases in reagent sales to instrumentation customers. The 9.2% increase in net revenues from Italian operations in the nine months ended September 30, 2008 compared to the same period of 2007 includes the effect of an increase in revenue of $631,000 due to fluctuation of the United States dollar relative to the Euro, as further discussed in “Currency Fluctuations” below. As measured in Euros, Italian net revenues in the first nine months of 2008 decreased 4.0% compared to Italian net revenues for the first nine months of 2007 principally due to a decrease in sales volumes to customers within Italy, partially offset by an increase in sales from Italy to our international distributors. Gross profit in the nine months ended September 30, 2008 increased $957,000, or 11.0%, from the nine months ended September 30, 2007. The increase in gross profit was primarily attributable to the increase in net revenues, including the effect of exchange rate fluctuations described above. Principal factors in the increase in gross profit as a percentage of net revenues to 60.5% in the nine months ended September 30, 2008 from 58.0% in the nine months ended September 30, 2007 are lower labor costs and exchange rate benefits, which occur as a result of purchases in Italy of U.S. dollar denominated products. Improved gross margins on domestic reagent sales also contributed to the increase in gross profit as a percentage of net revenues.

OPERATING EXPENSES

Nine months ended September 30,	2008	% of Revenue	2007	% of Revenue	Period over Period Increase (Decrease)
Selling Expenses
Domestic	$2,352,000	14.6%	$2,365,000	15.7%	$(13,000)
Italian	1,388,000	8.6%	1,718.000	11.4%	(330,000)

Total	3,740,000	23.3%	4,083,000	27.1%	(343,000)
General and Administrative	4,146,000	25.9%	4,770,000	31.7%	(624,000)
Research and Development	1,317,000	8.2%	1,613,000	10.7%	(296,000)
Write-off of PARSEC Assets	—	—	1,674,000	11.1%	(1,674,000)
Impairment of Goodwill	—	—	5,852,000	38.9%	(5,852,000)

Total Operating Expenses	$9,203,000	57.4%	$17,992,000	119.6%	$(8,789,000)

The most significant variations in operating expenses occurred as a result of two noncash charges recorded during the nine months ended September 30, 2007, the largest of which was a goodwill impairment charge of $5,852,000 recorded during the third quarter of 2007. The determination to analyze our recorded goodwill balance for impairment was based principally upon our decline in market capitalization to less than our June 30, 2007 book value for the preceding seven weeks prior to the end of the third quarter of 2007, as well as the decision to change our strategic direction and place any further development of the PARSEC® System on hold indefinitely. Based primarily upon our estimate of forecasted discounted cash flows and our market capitalization, we determined that the carrying amount of the goodwill at each of our Italian subsidiary, Delta Biologicals, and ImmunoVision, a member of our domestic segment, was in excess of its respective fair value. Completion of the second step of the analysis of our goodwill balance allowed us to conclude that all $4,672,000 of the goodwill recorded at Delta Biologicals was impaired, as was $1,180,000 of the $2,050,000 of goodwill recorded at ImmunoVision. As a result, we recorded a noncash goodwill impairment charge to operations totaling $5,852,000 during the third quarter of 2007. No goodwill impairment charge was recorded during the nine months ended September 30, 2008.

The other noncash charge during the nine months ended September 30, 2007 was a write-off of PARSEC® System related assets included in inventory, property and equipment, equipment on lease and other current assets totaling $1,674,000 as a result of our decision to change our strategic direction to focus on the development of the Mago® 4 as a platform for marketing our kits and to place any further development of the PARSEC® System on hold indefinitely. No write-off of PARSEC® System related assets was recorded during the nine months ended September 30, 2008.

All other categories of operating expenses declined in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Selling expenses decreased $343,000 in the nine months ended September 30, 2008 compared to the same period of 2007. Selling expenses amounted to 23.3% of net revenues in the nine months ended September 30, 2008 compared to 27.1% of net revenues in the same period of 2007. The decrease in Italian selling expenses of $330,000 was principally the result of a reduction in labor costs. Excluding the effects of the fluctuation in exchange rates, Italian selling expenses decreased 371,000 Euro, or 29.0%, principally due to reduced headcount. General and administrative expenses decreased $624,000 in the nine months ended September 30, 2008 compared to the same period of 2007 principally due to Italian bad debt expenses that were incurred in the nine months ended September 30, 2007 and a bad debt recovery that was recorded in the nine months ended September 30, 2008, as well as lower professional fees. This decrease in general and administrative expenses was partially offset by an increase in compensation costs and legal fees relating to the acquisition by the Kennedy-Debregeas Group of the approximately 72.3% of our outstanding shares previously owned by Teva. Research and development expenses decreased $296,000 in the nine months ended September 30, 2008 compared to the same period of 2007. Excluding the effect of exchange rate fluctuations, Italian research and development expenses decreased from 832,000 Euro in the first nine months of 2007 to 538,000 Euro in the first nine months of 2008 primarily as a result of a decline in labor, professional fees and associated operating costs resulting from our decision to place any further development of the PARSEC® System on hold indefinitely and to focus on the development of the Mago® 4 as a platform for marketing our kits. Additionally, the decrease in Italian research and development expenses was partially offset by comparatively smaller increases in hepatitis product development costs in Italy. Domestic research and development expenses in the nine months ended September 30, 2008, which include expenses associated with the validation of our test kits on the DSX™ and DS2™ instrument systems from Dynex Technologies that we expect to promote in the United States in conjunction with our test kits, were relatively unchanged compared to domestic research and development expenses in the same period of 2007. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

INCOME (LOSS) FROM OPERATIONS

Income from operations was $484,000 during the nine months ended September 30, 2008 compared to a net loss from operations of $9,263,000 during the nine months ended September 30, 2007. Income from operations in the nine months ended September 30, 2008 was composed of income from domestic operations of $597,000 offset by a loss from Italian operations of $107,000. The loss from operations in the nine months ended September 30, 2007 was composed of a loss from Italian operations of $7,659,000, which included charges of $4,672,000 for goodwill impairment and $1,430,000 for the write-off of PARSEC® System related assets, and a loss of $1,564,000 from domestic operations, which included charges of $1,180,000 for goodwill impairment and $244,000 for the write-off of PARSEC® System related assets. Domestic operations include corporate expenditures, including costs required to maintain our status as a public company.

OTHER INCOME, NET

Interest income decreased to $165,000 in the nine months ended September 30, 2008 from $277,000 in the same period of 2007 due principally to lower average cash balances and lower average yields, including the effect of maximum or default contractual rates paid in the earlier part of 2008 on the auction rate securities held by us that have now expired and converted under the terms of the auction rate securities’ governing documents to below market rates. Once the effect of the payment of such higher maximum or default contractual rates has been offset by the payment of such below market rates, the rates payable on the auction rates securities held by us will return to an approximate market rate under the terms of the auction rate securities’ governing documents. Other income, net totaled $108,000 during the nine months ended September 30, 2008, compared to other income, net of $82,000 in the nine months ended September 30, 2007. Amounts included in other income, net in the nine months ended September 30, 2008 and 2007 were primarily net foreign currency gains on transactions, particularly by our Italian subsidiary, which were denominated in currencies other than the subsidiary’s functional currency.

INCOME TAX PROVISION

During the nine months ended September 30, 2008, we recorded an income tax provision of $96,000 compared to a tax benefit of $363,000 during the nine months ended September 30, 2007. The current portion of our tax provision in the nine months ended September 30, 2008 relates to Italian local income taxes based upon applicable statutory rates effective in Italy, while the deferred tax provision relates to domestic tax deductible goodwill. The tax benefit in the nine months ended September 30, 2007 relates to a domestic deferred tax benefit, recorded due to the adjustment of our deferred tax liability relating to tax deductible goodwill, recognized as a result of the goodwill impairment charge taken at ImmunoVision, partially offset by a current tax provision related to Italian local income taxes based upon applicable statutory rates effective in Italy. No current domestic tax provision was recorded during the nine months ended September 30, 2008 due to the expected utilization of prior period net operating losses to offset current domestic taxable income. No current domestic tax benefit was recorded in the nine months ended September 30, 2007 despite our domestic losses because we had a full valuation allowance against the domestic net deferred income tax assets.

NET INCOME (LOSS)

We generated a net income of $661,000 in the nine months ended September 30, 2008 compared to a net loss of $8,542,000 in the same period of 2007. Our basic and diluted net income per common share was $0.02 in the nine months ended September 30, 2008 compared to basic and diluted net loss per common share of $0.31 in the nine months ended September 30, 2007. Net income (loss) in the nine months ended September 30, 2008 and 2007 resulted primarily from the various factors discussed above.

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

OVERVIEW

Net income was $19,000 in the three months ended September 30, 2008 compared to a net loss of $7,841,000 during the three months ended September 30, 2007. Operating income was $6,000 during the three months ended September 30, 2008 compared to loss from operations of $8,391,000 in the three months ended September 30, 2007. Net income (loss) and income (loss) from operations improved significantly during the three months ended September 30, 2008 compared to the same period of 2007 primarily due to one-time charges taken in 2007, improvements in revenue and gross profit, and reductions in operating expenses. The results for the three months ended September 30, 2007 included a write-off of goodwill of $5,852,000, which consisted of the write-off of the entire balance of goodwill related to our Italian operations of $4,672,000 and the write-off of $1,180,000 of the $2,050,000 of goodwill recorded at ImmunoVision, a member of our domestic segment, primarily as a result of an impairment analysis performed due to the significant decline in our market capitalization to below our book value and the decision to change our strategic direction. Revenues increased by $445,000 to $5,417,000 in the three months ended September 30, 2008 from $4,972,000 in the same period of 2007, primarily due to an increase in domestic net revenues principally due to increases in diagnostic kit sales to instrumentation customers. Italian net revenues declined due to sales volumes to customers within Italy despite the effect of an increase in revenue of $139,000 due to fluctuations of the United States dollar relative to the Euro. The increase in gross profit of $482,000 to $3,244,000 in the three months ended September 30, 2008 from $2,762,000 in the three months ended September 30, 2007 was primarily the result of the increase in revenue, as well as an increase in gross profit as a percentage of net revenues to 59.9% in the three months ended September 30, 2008 from 55.5% in the three months ended September 30, 2007. Operating expenses decreased $7,915,000 in the three months ended September 30, 2008 compared to the same period of the prior year primarily due to the noncash writeoffs of goodwill and PARSEC® System related assets in the three months ended September 30, 2007 as further described below. The decrease in operating expenses in the three months ended September 30, 2008 compared to the same period of the prior year also resulted from decreases in all other operating expense categories, particularly in Italy, which included the benefits of the effect of management and other personnel reductions, the impact of our decision to place any further development of the PARSEC® System on hold indefinitely and a reduction in bad debt expense. Other income decreased by $71,000 in the three months ended September 30, 2008 compared to the same period of the prior year as a result of a decline in interest income. Additionally, we had a tax provision of $31,000 in the three months ended September 30, 2008 compared to a tax benefit of $435,000 in the three months ended September 30, 2007. This difference was due to the tax benefit resulting from the required adjustment of our deferred tax liability related to tax deductible goodwill as a result of the goodwill impairment charge at ImmunoVision recorded in the three months ended September 30, 2007.

NET REVENUES AND GROSS PROFIT

Three months ended September 30,	2008	2007	Period over Period Increase (Decrease)
Net Revenues
Domestic	$3,914,000	$3,466,000	$448,000
Italian	1,503,000	1,506,000	(3,000)

Total	5,417,000	4,972,000	445,000
Cost of Sales	2,173,000	2,210,000	(37,000)

Gross Profit	$3,244,000	$2,762,000	$482,000
% of Total Net Revenues	59.9%	55.5%

Net revenues for the three months ended September 30, 2008 increased $445,000, or 9.0%, from the three months ended September 30, 2007. This increase was comprised of an increase in net revenues from domestic operations of $448,000 partially offset by a decrease in net revenues from Italian operations of $3,000. The increase in domestic sales was principally the result of increases in diagnostic kit sales to instrumentation customers. Relatively smaller increases in domestic sales from a supply agreement to another company selling diagnostic reagent products, as well as increases in antigen and instrumentation sales, contributed to this increase. The slight decrease in net revenues from Italian operations includes the effect of an increase in revenue of $139,000 due to fluctuations of the United States dollar relative to the Euro, as further discussed in “Currency Fluctuations” below. As measured in Euros, Italian revenues in the three months ended September 30, 2008 decreased 9.0% compared to revenues generated in the same period of 2007 principally due to a decline in sales volumes to customers within Italy. Gross profit in the three months ended September 30, 2008 increased $482,000, or 17.5%, from the comparable period of 2007. The increase in gross profit was partially attributable to the increase in net revenues, including the effect of exchange rate fluctuations described above. Factors in the increase in gross profit as a percentage of net revenues to 59.9% in the three months ended September 30, 2008 from 55.1% in the three months ended September 30, 2007 include improved gross margin on both domestic reagent kit and antigen sales.

OPERATING EXPENSES

Three months ended September 30,	2008	% of Revenue	2007	% of Revenue	Period over Period Increase (Decrease)
Selling Expenses
Domestic	$811,000	15.0%	$773,000	15.5%	$38,000
Italian	448,000	8.3%	583,000	11.7%	(135,000)

Total	1,259,000	23.2%	1,356,000	27.2%	(97,000)
General and Administrative	1,551,000	28.6%	1,738,000	35.0%	(187,000)
Research and Development	428,000	7.9%	533,000	10.7%	(105,000)
Write-off of PARSEC Assets	—	N/A	1,674,000	33.7%	(1,674,000)
Impairment of Goodwill	—	N/A	5,852,000	117.7%	(5,852,000)

Total Operating Expenses	$3,238,000	59.8%	$11,153,000	224.3%	$(7,915,000)

The most significant variations in operating expenses occurred as a result of two noncash charges recorded during the three months ended September 30, 2007, the largest of which was a goodwill impairment charge of $5,852,000. The determination to analyze our recorded goodwill balance for impairment was based principally upon a decline in our market capitalization to less than our June 30, 2007 book value for the preceding seven weeks prior to the end of the third quarter of 2007, as well as the decision to change our strategic direction and place any further development of the PARSEC® System on hold indefinitely. Based primarily upon our estimate of forecasted discounted cash flows and our market capitalization, we determined that the carrying amount of the goodwill at each of our Italian subsidiary, Delta Biologicals, and ImmunoVision, a member of our domestic segment, was in excess of its respective fair value. Completion of the second step of the analysis of our goodwill balance allowed us to conclude that all $4,672,000 of the goodwill recorded at Delta Biologicals was impaired, as was $1,180,000 of the $2,050,000 of goodwill recorded at ImmunoVision. As a result, we recorded a noncash goodwill impairment charge to operations totaling $5,852,000 during the third quarter of 2007. No goodwill impairment charge was recorded during the three months ended September 30, 2008.

The other noncash charge during the three months ended September 30, 2007 was a write-off of PARSEC® System related assets included in inventory, property and equipment, equipment on lease and other current assets totaling $1,674,000 as a result of our decision to change our strategic direction to focus on the development of the Mago® 4 as a platform for marketing our kits and to place any further development of the PARSEC® System on hold indefinitely. No write-off of PARSEC® System related assets was recorded during the three months ended September 30, 2008.

Selling expenses decreased $97,000 in the three months ended September 30, 2008 compared to the same period of 2007 as a result of a reduction in Italian selling expenses of $135,000. Excluding the effects of the fluctuation in exchange rates, Italian selling expenses decreased 128,000 Euro, or 30.0%, principally due to a reduction in labor costs. General and administrative expenses decreased $187,000 in the three months ended September 30, 2008 compared to the same period of 2007 principally due to a reduction in professional fees as well as bad debt recoveries in the three months ended September 30, 2008 in Italy that reduced general and administrative expenses, partially offset by an increase in compensation costs and legal fees relating to the acquisition by the Kennedy-Debregeas Group of the approximately 72.3% of our outstanding shares previously owned by Teva. Research and development expenses decreased $105,000 in the three months ended September 30, 2008 compared to the same period of 2007. Italian research and development expenses decreased from 264,000 Euro in the three months ended September 30, 2007 to 185,000

Euro in the three months ended September 30, 2008 due to a decline in labor and professional fees, as well as other operating costs, resulting from our decision to place any further development of the PARSEC® System on hold indefinitely and to focus on the development of the Mago® 4 as a platform for marketing our kits. Domestic research and development expenses decreased by approximately $21,000 for the three months ended September 30, 2008 to approximately $148,000, and included, in the three months ended September 30, 2008, expenses attributable to the validation of our test kits on the DSX™ and DS2™ instrument systems from Dynex Technologies, which we expect to promote in the United States in conjunction with our test kits. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

INCOME (LOSS) FROM OPERATIONS

Income from operations totaled $6,000 during the three months ended September 30, 2008 compared to loss from operations of $8,391,000 in the three months ended September 30, 2007. Income from operations in the three months ended September 30, 2008 was composed primarily of income from domestic operations of $156,000 partially offset by a loss from Italian operations of $145,000. The loss from operations in the three months ended September 30, 2007 was composed of a loss from Italian operations of $6,562,000, which included charges of $4,672,000 for goodwill impairment and $1,430,000 for the write-off of PARSEC® System related assets and $1,826,000 from domestic operations which included charges of $1,180,000 for goodwill impairment and $244,000 for the write-off of PARSEC® System related assets. Domestic operations include corporate expenditures, including costs required to maintain our status as a public company.

OTHER INCOME, NET

Interest income decreased to $26,000 in the three months ended September 30, 2008 from $97,000 in the same period of 2007 due principally to lower average cash balances and lower average yields, including the effect of maximum or default contractual rates paid in the earlier part of 2008 on the auction rate securities held by us that have now expired and converted under the terms of the auction rate securities’ governing documents to below market rates. Once the effect of the payment of such higher maximum or default contractual rates has been offset by the payment of such below market rates, the rates payable on the auction rates securities held by us will return to an approximate market rate under the terms of the auction rate securities’ governing documents. Other income, net totaled $19,000 in both the three months ended September 30, 2008 and 2007. Amounts included in other income, net in the three months ended September 30, 2008 and 2007 were primarily net foreign currency gains and losses on transactions, particularly by our Italian subsidiary, which were denominated in currencies other than the subsidiary’s functional currency.

INCOME TAX PROVISION

During the three months ended September 30, 2008, we recorded an income tax provision of $31,000 compared to a tax benefit of $435,000 during the three months ended September 30, 2007. The current portion of our tax provision in the three months ended September 30, 2008 relates to Italian local income taxes based upon applicable statutory rates effective in Italy, while the deferred tax provision relates to domestic tax deductible goodwill. The tax benefit in the three months ended September 30, 2007 relates to the domestic deferred tax benefit, recorded due to the adjustment of our deferred tax liability relating to tax deductible goodwill, recognized as a result of the goodwill impairment charge taken at ImmunoVision partially offset by a current foreign tax provision related to Italian local income taxes based upon applicable statutory rates effective in Italy. No current domestic tax provision was recorded during the three months ended September 30, 2008 due to the expected utilization of prior period net operating losses to offset current domestic taxable income. No current domestic tax benefit was recorded in the three months ended September 30, 2007 despite our domestic losses because we had a full valuation allowance against the domestic net deferred income tax assets.

NET INCOME (LOSS)

We generated net income of $19,000 in the three months ended September 30, 2008 compared to a net loss of $7,841,000 in the same period of 2007. Our basic and diluted net income per common share was $0.00 in the three months ended September 30, 2008 compared to basic and diluted net loss per common share of $0.28 in the three months ended September 30, 2007. Net income (loss) in the three months ended September 30, 2008 and 2007 resulted primarily from the various factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, our working capital was $10,304,000 compared to $9,732,000 at December 31, 2007. Cash and cash equivalents totaled $2,605,000 at September 30, 2008, as compared to $3,901,000 at December 31, 2007. Short-term marketable debt securities totaled $0 at September 30, 2008 and $1,925,000 at December 31, 2007. Long-term marketable debt securities were $3,761,000 at September 30, 2008 and $4,100,000 at December 31, 2007.

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

As described above, recent uncertainties in the global credit and capital markets have prevented sellers of auction rate securities, including us, from liquidating their holdings in auction rate securities. Since mid-February 2008, each of our remaining auction rate securities, the par value of which is $4,100,000 in the aggregate, experienced, and has continued to experience, failed auctions. As a result of these failed auctions, we have been unable to liquidate our investment and do not expect to be able to access our funds that are invested in these auction rate securities until a future auction of these securities is successful, a secondary market develops for these particular securities, or the issuer of the security redeems or calls its respective security. We included these $4,100,000 of auction rate securities in long-term marketable securities in the accompanying consolidated balance sheets as of September 30, 2008 and December 31, 2007 because we cannot predict when future auctions related to these securities will be successful or when we will be able to otherwise liquidate our investment. We previously earned interest at the maximum or default contractual rate on these auction rate securities as a result of their auction failures, but currently earn interest at below market rates. At such time as the interest paid at the below market rates compensates for the interest paid at the previously paid maximum or default contractual rate, we will then earn interest on the auction rate securities at approximately market rate.

Based upon a fair value determination computed by us as of September 30, 2008, we determined the fair value of our auction rate securities to be approximately $3,761,000, compared to a par value of $4,100,000, based upon an internal valuation model. This valuation model compared the fair value of each security considered utilizing such factors as interest rates, timing and amount of cash flows, credit and liquidity premiums, underlying collateral and expected holding periods of the auction rate securities. Based upon this determination, we recognized a temporary reduction of $339,000 to our shareholders’ equity in our financial statements as of and for the nine months ended September 30, 2008. At September 30, 2008, we continued to expect to hold these securities until such time as we are able to receive at least par value for our investments and, given the current uncertainty in the credit markets, we expected this would be longer than 12 months. We believe that our existing cash and marketable securities will provide sufficient funds to finance our operations for the next twelve months. We also believe that we would be able to obtain credit to provide additional working capital if our investments in these auction rate securities remained illiquid and we otherwise required additional liquidity.

On August 8, 2008, UBS, the international securities brokerage firm that holds the auction rate securities in which we have invested, issued a press release announcing a settlement in principle with the New York Attorney General, the Massachusetts Securities Division, the SEC and other state regulatory agencies represented by North American Securities Administrators Association. Under the terms of the settlement in principle specified by UBS, UBS has communicated to us that it will redeem at par all auction rate securities held by its corporate clients during time periods beginning as early as January 1, 2009 and as late as June 30, 2010. During October 2008, we received an offer letter from UBS pursuant to which UBS is offering Auction Rate Securities Rights (the “Rights”). The Rights would give us, upon our election at any time during the two-year period beginning January 2, 2009, the right to sell to UBS, and would require UBS to purchase from us upon such exercise, all of the auction rate securities in which we are currently invested at their par value of $4,100,000. During October 2008, we accepted UBS’ offering of the Rights. UBS has filed a registration statement with the SEC with respect to its offering of the Rights. The Rights are not transferrable. The auction rate securities held by us will continue to accrue interest until we exercise the Rights, and remain subject to issuer redemption at any time. Additionally, by accepting the offer we are eligible to receive from UBS loans in an aggregate amount of up to our $4,100,000 par value until January 2, 2009. Based upon these developments and additional information that UBS makes available to us in the future regarding UBS’ purchase of the auction rate securities held by us, we will continue to assess our liquidity position and the impact on the accounting for the auction rate securities held by us.

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

Net cash flows of $2,742,000 were used in operating activities during the nine months ended September 30, 2008, compared to net cash flows used by operating activities of $76,000 during the nine months ended September 30, 2007. Cash used in the first nine months of 2008 was principally the result of the payment of approximately $2,315,000 of severance costs accrued for estimated costs associated with management and other personnel changes that occurred, or were being negotiated, during the fourth quarter of 2007. Included in this amount is the effect of a separation agreement and general release negotiated with Giorgio D’Urso upon his resignation, effective January 10, 2008, as our President and Chief Executive Officer and as a member of our Board of Directors. Pursuant to this agreement, we paid Mr. D’Urso a one-time lump-sum payment of $495,000 and terminated Mr. D’Urso’s employment agreement that provided for Mr. D’Urso to serve as our President and Chief Executive Officer until February 24, 2010 at a minimum annual base salary of $348,519. The remaining severance costs paid in the first nine months of 2008 include payment of a portion of the estimated costs for the terminations in 2007 of selected employees of Delta Biologicals, our Italian subsidiary. In addition to the payment of accrued severance costs, cash of approximately $427,000 was also used by operating activities during the nine months ended September 30, 2008, primarily as a result of the cash used in operating assets and liabilities, partially offset by cash provided to operations from the combination of the net income for the period of $661,000 and non-cash items. The non-cash items, which total $343,000, include depreciation and amortization, a net recovery of doubtful accounts receivable, noncash compensation and deferred income taxes. In addition to the previously discussed severance payments, cash used by changes in operating assets and liabilities was primarily the result of cash utilized as a result of increases in outstanding accounts receivable in Italy and increases in inventory. Net cash flows of $76,000 used by operating activities during the first nine months of 2007 was primarily the result of the combination of the net loss for the period of $8,542,000 offset by $8,053,000 in non-cash items, which include principally the previously discussed goodwill impairment charge and write-off of PARSEC® System related assets, and depreciation and amortization, deferred income taxes and the provision for doubtful accounts receivable. Cash used by operating activities during the first nine months of 2007 was also affected by $412,000 in cash provided by changes in operating assets and liabilities, which was primarily the result of cash received as a result of reductions in accounts receivable and inventory. Cash received from the reduction in accounts receivable included the effect of an accounts receivable collection in satisfaction of previously outstanding accounts receivable balances of $630,000 based upon a negotiated agreement with a governmental region in Italy acting on behalf of hospitals located within the region. Cash utilized to decrease accounts payable and accrued expenses partially offset cash provided from changes in operating assets and liabilities.

Net cash flows of $1,387,000 were provided by investing activities during the nine months ended September 30, 2008, as compared to $321,000 used by investing activities during the same period of the prior year. The increase in cash provided by investing activities was primarily the result of our previously discussed sales of marketable securities of $1,925,000, compared to a net purchase of marketable securities of $75,000 in the first nine months of 2007.

There were no financing activities during the nine months ended September 30, 2008 or 2007. We did not repurchase any of our common stock during the nine months ended September 30, 2008 or 2007 as part of the common stock repurchase program approved by our Board of Directors in May 2002.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, allowance for doubtful accounts, inventories, intangible assets, income, stock compensation and other tax accruals, warranty obligations, the realization of long-lived assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our assumptions and estimates may, however, prove to have been incorrect and our actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and the judgments and estimates we make concerning their application have significant impact on our consolidated financial statements.

REVENUE RECOGNITION

A principal source of revenue is our “reagent rental” program in which customers make reagent kit purchase commitments with us that will usually last for a period of three to five years. In exchange, we typically include a Mago® Plus instrument, which remains our property, and any required instrument service, which are paid for by the customer through these reagent kit purchases over the life of the commitment. We recognize revenue from the reagent kit sales when title passes, which is generally at the time of shipment. Should actual reagent kit or instrument failure rates significantly increase, our future operating results could be negatively impacted by increased warranty obligations and service delivery costs.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain allowances for doubtful accounts, particularly in Italy for the operations of our Italian subsidiary, for estimated losses resulting from the inability of our customers to make required payments. In many instances our receivables in Italy, while currently due and payable, take in excess of a year to collect. Additionally, we may receive payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances. Consequently, we may consider the potential receipt of those types of payments in determining our allowance for doubtful accounts. If contemplated payments are not received when expected or at all, if negotiated agreements are not complied with in a timely manner or at all, or if the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, we may increase the allowance for doubtful accounts and our operating results could be materially adversely affected during the period in which the determination to increase the allowance for doubtful accounts is or was made. Our allowances for doubtful accounts were $837,000 and $1,053,000 at September 30, 2008 and December 31, 2007, respectively. A net credit/recovery on accounts receivable of $165,000 was recorded in the first nine months of 2008, while $282,000 was provided for losses recorded in the first nine months of 2007.

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

Inventory reserves were $506,000 and $549,000 as of September 30, 2008 and December 31, 2007, respectively. Included in our inventory balance at September 30, 2008 was approximately $130,000 in Mago® 4 instrumentation and instrument components in anticipation of our pending commercial product launch and $220,000 of raw material inventory, substantially all of which has shelf life exceeding five years, relating to our hepatitis product, which is currently pending regulatory approval based upon our January 2008 submission requesting “CE Marking” in the European Union.

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

During the third quarter of 2007 we determined, based principally upon the decline in our market capitalization to less than its June 30, 2007 book value for the preceding seven weeks prior to the end of the third quarter of 2007, as well as the decision we made during the third quarter of 2007 to change our strategic direction to place any further development of the PARSEC® System on hold indefinitely, that there was sufficient indication to require us to assess, in accordance with SFAS No. 142, whether any portion of our goodwill balance, which is recorded in both our domestic subsidiary located in Arkansas, ImmunoVision, and our Italian subsidiary, Delta Biologicals, was impaired. Based primarily upon our estimate of forecasted discounted cash flows for each of these subsidiaries and our market capitalization, we determined that the carrying amount of the goodwill at each of Delta Biologicals and at ImmunoVision was in excess of its respective fair value. We concluded that all $4,672,000 of the goodwill recorded at Delta Biologicals and $1,180,000 of the $2,050,000 of goodwill recorded at ImmunoVision was impaired. As a result, we recorded a noncash goodwill impairment charge to operations totaling $5,852,000 during the third quarter of 2007. The continued decline in our market capitalization could require us to record additional impairment charges in future periods for the remaining goodwill recorded at ImmunoVision.

The determination as to whether a write-down of goodwill is necessary involves significant judgments based upon our short-term and long-term projections for the Company. The assumptions supporting the estimated future cash flows of the reporting unit, including profit margins, long-term forecasts, discount rates and terminal growth rates, reflect our best estimates.

STOCK-BASED COMPENSATION

Stock-based compensation expense for all stock-based compensation awards is based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of either immediately or in equal annual amounts over a four year period.

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

INCOME TAXES

We have experienced net losses from operations. GAAP requires that we record a valuation allowance against the deferred tax asset associated with these losses if it is “more likely than not” that we will not be able to utilize the net operating loss to offset future taxes. Due to the cumulative net losses from the operations of our domestic operations, we have provided a full valuation allowance against our domestic deferred tax assets as of September 30, 2008. Additionally, we have no net foreign deferred tax asset, as a full valuation allowance was established in March 2005 as a result of losses generated by our Italian operations. Over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of our net operating loss carryforwards and other temporary differences. Upon reaching such a conclusion, and upon such time as we reverse the entire valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

The critical accounting policies discussed above are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”), which has been established by the FASB as a framework for entities to identify the sources of accounting principles and for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is not expected to result in a change in current practices. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Accordingly, we intend to adopt SFAS No. 162 within the required period.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact on our consolidated financial position of the guidance under FSP 142-3.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivatives and Hedging Activities (“SFAS No. 161”), which enhances the requirements under SFAS No. 133, Accounting for Derivatives and Hedging Activities. SFAS No. 161 requires enhanced disclosures about an entity’s derivatives and hedging activities and how they affect an entity’s financial position, financial performance, and cash flows. This Statement will be effective for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to impact our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a significant impact on our consolidated financial statements unless a future transaction results in a noncontrolling interest in a subsidiary.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted. The effect of SFAS No. 141(R) on our consolidated financial statements will be dependent on the nature and terms of any business combinations that we consummate on or after January 1, 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. For financial assets and liabilities, SFAS No. 157 is effective beginning January 1, 2008. In February 2008, the FASB deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. We believe the impact will not require material modification related to our non-recurring fair value measurements and will be substantially limited to expanded disclosures in the notes to our consolidated financial statements for notes that currently have components measured at fair value. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities measured at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 4, Fair Value Measurement, to our consolidated financial statements for related disclosures.

CURRENCY FLUCTUATIONS

During the nine months ended September 30, 2008 and 2007, approximately 32.4% and 31.6%, respectively, of our net revenues were generated in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the relative weakness of the United States dollar against the Euro resulted in an increase of approximately $631,000 in net revenues for the nine months ended September 30, 2008 and an increase of $139,000 in net revenues for the three months ended September 30, 2008 compared to the same periods of the prior year. During the nine months ended September 30, 2008 and 2007, none of our subsidiaries were domiciled in a highly inflationary environment and the impact of inflation and changing prices on our net revenues and on our loss from continuing operations was not material.

Net revenues generated by our Italian subsidiary represented 32.4% of our net revenues in the nine months ended September 30, 2008. Conducting an international business inherently involves a number of difficulties, risks and uncertainties, such as export and trade restrictions, inconsistent and changing regulatory requirements, tariffs and other trade barriers, cultural and labor and employment law issues, longer payment cycles, problems in collecting accounts receivable, political instability, local economic downturns, seasonal reductions in business activity in Europe during the traditional summer vacation months and potentially adverse tax consequences.

INCOME TAXES

We recognized a tax provision of $96,000 during the nine months ended September 30, 2008 compared to a tax benefit of $363,000 during the nine months ended September 30, 2007. We recorded a tax provision of $31,000 during the three months ended September 30, 2008 compared to a tax benefit of $435,000 during the three months ended September 30, 2007.

We are susceptible to large fluctuations in our effective tax rate and have thereby recognized tax expense on a discrete pro-rata basis for the nine months ended September 30, 2008. No current domestic tax provision was recorded during the nine months ended September 30, 2008 due to the expected utilization of prior period net operating losses to offset current domestic taxable income. No current domestic tax benefit was recorded in the three months ended September 30, 2007 despite our domestic losses because we had a full valuation allowance against our domestic net deferred income tax assets. The foreign current income tax provisions for the nine months ended September 30, 2008 and 2007 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

As of September 30, 2008, we had no net domestic deferred tax asset, as domestic net operating losses generated prior to the merger between b2bstores.com and the pre-merger IVAX Diagnostics were utilized by IVAX and a full valuation allowance has been established against domestic deferred tax assets. Additionally, as of September 30, 2008, we also had no net foreign deferred tax asset, as a result of the creation of a foreign valuation allowance in the first quarter of 2005 to fully reserve the remaining foreign deferred tax asset due to losses by our Italian operations. As of September 30, 2008, we had net deferred tax liabilities of $222,000 relating to tax deductible goodwill at ImmunoVision, and we recorded a corresponding deferred tax provision of $48,000 during the nine months ended September 30, 2008. Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause our provision for income taxes to vary significantly from period to period. Upon such time as we reverse the entire valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

Our use of our net operating loss carryforwards will be limited in the future as a result of the September 2, 2008 acquisition by the Kennedy-Debregeas Group of all of the approximately 72.3% of our outstanding shares owned by Teva, indirectly through its wholly-owned IVAX subsidiary. The limitations of these net operating loss carryforwards did not impact our results for the three and nine months ended September 30, 2008.

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

Item 4T – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

Except as described below, there have not been any material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. You should carefully consider the risks described below. These and other risks could materially and adversely affect our business, operating results or financial condition. The risks described below are not the only risks we face. Additional risks not presently known to us or other factors that we do not presently perceive to present significant risks to us at this time may also impair our operations. You should also refer to the other risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, subject to the modifications and additions described below.

While we have accepted UBS’ offer to receive Auction Rate Securities Rights (the “Rights”), if we receive and exercise the Rights, UBS may not have sufficient financial resources to satisfy its obligations under the Rights.

On August 8, 2008, UBS, the international securities brokerage firm that holds the auction rate securities in which we have invested, issued a press release announcing a settlement in principle with the New York Attorney General, the Massachusetts Securities Division, the SEC and other state regulatory agencies represented by North American Securities Administrators Association. Under the terms of the settlement in principle specified by UBS, UBS has communicated to us that it will redeem at par all auction rate securities held by its corporate clients during time periods beginning as early as January 1, 2009 and as late as June 30, 2010. During October 2008, we received an offer letter from UBS pursuant to which UBS is offering Rights. The Rights would give us, upon our election at any time during the two-year period beginning January 2, 2009, the right to sell to UBS, and would require UBS to purchase from us upon such exercise, all of the auction rate securities in which we are currently invested at their par value of $4,100,000. During October 2008, we accepted UBS’ offering of the Rights. UBS has filed a registration statement with the SEC with respect to its offering of the Rights. The Rights are not transferable. The auction rate securities held by us will continue to accrue interest until the Company exercises the Rights, and remain subject to issuer redemption at any time. Although we have accepted UBS’ offer to receive the Rights, if we receive and later exercise the Rights, UBS may not be able to maintain the financial resources during the course of the applicable exercise period necessary to perform its obligations with respect to the Rights in a timely manner or at all. The obligations of UBS under the Rights are not secured by the assets of UBS or otherwise and are not guaranteed by any other entity. The offering of the Rights does not require UBS to obtain any financing to support its obligations and is not contingent upon UBS obtaining financing. If UBS is unable to perform its obligations under the offering of the Rights, then, although we have accepted the offer to receive the Rights and may exercise the Rights, we would no longer have the certainty as to the liquidity or value that we would otherwise have been anticipating with respect to the auction rate securities in which we are currently invested. Based on these developments and additional information that UBS makes available to us in the future regarding UBS’ purchase of the auction rate securities held by us, we will continue to assess our liquidity position and the impact on the accounting for the auction rate securities held by us.

Paul Kennedy and Patrice Debregeas, together, may be deemed to control our Company.

Paul Kennedy, our Chief Executive Officer, President and Chairman of our Board of Directors, and Patrice Debregeas, Vice Chairman of our Board of Directors, collectively, may be deemed to beneficially own approximately 72.3% of the issued and outstanding shares of our common stock. Under our certificate of incorporation, on issues for which our stockholders are eligible to vote, the affirmative vote of a majority of the shares represented at a meeting, in person or by proxy, and entitled to vote, is required to approve an action. Consequently, Messrs. Kennedy and Debregeas, acting together and without the consent of any of our other stockholders, can approve actions that require stockholder approval and elect directors acceptable to them based on their share ownership.

Our common stock has a limited trading volume, and a number of internal and external factors have caused, and may continue to cause, the market price of our common stock to be volatile.

Our common stock has been listed and traded on the American Stock Exchange since March 15, 2001. Because the Kennedy-Debregeas Group collectively owns approximately 72.3% of the issued and outstanding shares of our common stock, we have a limited non-affiliate market capitalization. As a result, our common stock has a limited trading volume, which makes it more difficult for our stockholders to sell their shares.

Additionally, the market prices for securities of companies engaged in the healthcare field, including us, have been volatile. Many factors, including many factors over which we have no control, may have a significant impact on the future market price of our common stock, including, without limitation:

•	announcements by us and our competitors of technological innovations, new commercial products or significant contracts or business acquisitions,

•	period-to-period changes in our financial results,

•	market acceptance of existing or new products and

•	changes in general conditions in the economy, financial markets or healthcare industry.

Item 6 – Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished, rather than filed, with this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVAX Diagnostics, Inc.

Date: November 14, 2008	By:	/s/ Mark S. Deutsch
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