Form 10-Q
period 2009-03-31
IVAX DIAGNOSTICS INC
filed 2009-05-13
CIK 1095858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

27,649,887 shares of Common Stock, $ .01 par value, outstanding as of May 8, 2009.

IVAX DIAGNOSTICS, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$7,810,938	$4,420,900
Marketable securities	—	4,100,000
Accounts receivable, net of allowances for doubtful accounts of $353,693 in 2009 and $358,268 in 2008	5,868,793	5,789,901
Inventories, net	4,916,190	4,678,069
Other current assets	226,503	271,069

Total current assets	18,822,424	19,259,939
Property, plant and equipment, net	1,727,242	1,848,637
Equipment on lease	454,056	210,743
Product license	682,936	682,936
Goodwill	870,290	870,290
Other assets	166,053	175,523

Total assets	$22,723,001	$23,048,068

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$925,451	$698,693
Accrued license payable	132,562	140,062
Accrued expenses and other current liabilities	3,213,262	3,116,755

Total current liabilities	4,271,275	3,955,510

Other long-term liabilities:
Deferred tax liabilities	254,073	238,200
Other long-term liabilities	900,317	902,551

Total other long-term liabilities	1,154,390	1,140,751

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding 27,649,887 in 2009 and 2008	276,498	276,498
Capital in excess of par value	41,147,832	41,065,840
Accumulated deficit	(23,478,632)	(23,013,933)
Accumulated other comprehensive loss	(648,362)	(376,598)

Total shareholders’ equity	17,297,336	17,951,807

Total liabilities and shareholders’ equity	$22,723,001	$23,048,068

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these balance sheets.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended March 31,	2009	2008
Net revenues	$4,718,711	$5,241,856
Cost of sales	1,945,518	2,024,415

Gross profit	2,773,193	3,217,441

Operating expenses:
Selling	1,129,481	1,167,752
General and administrative	1,613,389	1,417,651
Research and development	428,998	449,437

Total operating expenses	3,171,868	3,034,840

(Loss) income from operations	(398,675)	182,601

Other income:
Interest income	4,882	94,800
Other income, net	(48,503)	98,877

Total other (loss) income, net	(43,621)	193,677

(Loss) income before income taxes	(442,296)	376,278
Provision for income taxes	22,403	30,994

Net (loss) income	$(464,699)	$345,284

Net (loss) income per share
Basic and diluted	$(0.02)	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	27,649,887	27,649,887

Diluted	27,649,887	27,649,887

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

	Common Stock
	Shares	Amount
BALANCE, December 31, 2008	27,649,887	$276,498	$41,065,840	$(23,013,933)	$(376,598)	$17,951,807
Comprehensive income:
Net loss	—	—	—	(464,699)	—	(464,699)
Translation adjustment	—	—	—	—	(271,764)	(271,764)

Comprehensive loss						(736,463)
Stock compensation expense	—	—	81,992	—	—	81,992

BALANCE, March 31, 2009	27,649,887	$276,498	$41,147,832	$(23,478,632)	$(648,362)	$17,297,336

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of this statement.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2009	2008
Cash flows from operating activities:
Net income (loss)	$(464,699)	$345,284
Adjustments to reconcile net income (loss) to net cash flows (used in) provided by operating activities:
Depreciation and amortization	113,467	116,614
Net provision for doubtful accounts receivable	6,000	14,089
Non-cash compensation expense	81,992	14,512
Deferred income taxes	15,873	15,873
Changes in operating assets and liabilities:
Accounts receivable	(286,252)	(602,160)
Inventories	(309,212)	87,112
Other current assets	40,030	83,220
Other assets	69	570
Accounts payable and accrued expenses	417,977	(1,899,490)
Other long-term liabilities	45,410	3,004

Net cash flows used in operating activities	(339,345)	(1,821,372)

Cash flows from investing activities:
Capital expenditures	(12,010)	(274,659)
Proceeds from sales of marketable securities	4,100,000	1,925,000
Acquisitions of equipment on lease	(276,567)	(29,309)

Net cash flows provided by investing activities	3,811,423	1,621,032

Cash flows from financing activities:
Exercise of stock options	—	—

Net cash flows provided by financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	(82,040)	(6,106)

Net increase (decrease) in cash and cash equivalents	3,390,038	(206,446)
Cash and cash equivalents at the beginning of the period	4,420,900	3,900,564

Cash and cash equivalents at the end of the period	$7,810,938	$3,694,118

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) GENERAL:

The accompanying unaudited interim consolidated financial statements of IVAX Diagnostics, Inc. (the “Company,” “IVAX Diagnostics,” “we,” “us” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments necessary to state fairly the results of operations, financial position, changes in stockholders’ equity and cash flows have been made. The results of operations, financial position, changes in stockholders’ equity and cash flows for the three months ended March 31, 2009 are not necessarily indicative of the results of operations, financial position, changes in stockholders’ equity and cash flows which may be reported for the remainder of 2009. The balance sheet as of December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

On September 2, 2008, a group comprised of Debregeas & Associes Pharma SAS, a company wholly-owned by Patrice R. Debregeas and members of his family, Paul F. Kennedy and Umbria LLC, a company wholly-owned by Mr. Kennedy, purchased from Teva Pharmaceutical Industries Limited (“Teva”) all of the approximately 72.3% of the outstanding shares of our common stock owned by Teva, indirectly through its wholly-owned IVAX Corporation subsidiary, for an aggregate purchase price of $14,000,000, or $0.70 per share. For purposes of this Quarterly Report on Form 10-Q, Debregeas & Associes Pharma SAS, Patrice R. Debregeas, Paul F. Kennedy and Umbria LLC are collectively known as the Debregeas-Kennedy Group.

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

The Company has historically granted options under the Company’s option plans with an option exercise price equal to the closing market value of the stock on the date of the grant and with vesting, primarily for Company employees, in equal annual amounts over a four year period or immediately, and, primarily for non-employee directors, immediately.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following chart summarizes options outstanding as of March 31, 2009 and changes during the three months ended March 31, 2009 under the Company’s 1999 Performance Equity Plan (the “Performance Plan”) for options granted by the Company:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	1,127,249	$2.55
Granted	100,000	0.37
Expired	—	—
Terminated	—	—
Exercised	—	—

Outstanding at March 31, 2009	1,227,249	$2.36

During the three months ended March 31, 2009 compensation expense of $81,992 was incurred in connection with options granted during and prior to the three months ended March 31, 2009 under the Performance Plan, including approximately $29,000 for the 100,000 options granted during the period. Options granted during the three months ended March 31, 2009 had a grant date fair value of $0.29 per share, and all vested immediately.

The Company also currently has a second equity compensation plan, the IVAX Diagnostics, Inc. 1999 Stock Option Plan. As of December 31, 2008, no options to purchase shares of the Company’s common stock were outstanding under that plan, and the Company does not have any current intention of issuing any additional options under that plan.

(3) CASH EQUIVALENTS AND MARKETABLE SECURITIES:

The Company considers certain short-term investments in marketable debt securities with original maturities of three months or less to be cash equivalents.

Substantially all cash and cash equivalents are presently held at one international securities brokerage firm, UBS. Accordingly, the Company is subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver the Company’s securities or if the brokerage firm should become bankrupt or otherwise insolvent. It is the Company’s policy to invest in select money market instruments, United States treasury investments, municipal and other governmental agency securities and corporate issuers. Realized gains and losses from sales of marketable securities are based on the specific identification method. For the three months ended March 31, 2009 and 2008, realized gains and losses were not material, as recorded book value approximated fair value. At March 31, 2009 and December 31, 2008, the Company owned short-term marketable securities totaling $0 and $4,100,000, respectively.

During October 2008, the Company received an offer letter from UBS pursuant to which UBS was offering Auction Rate Securities Rights (the “Rights”). The Rights gave the Company, upon its election at any time during the two-year period beginning January 2, 2009, the right to sell to UBS, and required UBS to purchase from the Company upon such exercise, all of the auction rate securities in which the Company invested at their par value of $4,100,000. The Company exercised the Rights on January 2, 2009 and received all of the $4,100,000 par value of these auction rate securities on January 5, 2009. The $4,100,000 of proceeds received during the three months ended March 31, 2009 from the exercise of the Rights and related sale of short-term

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

marketable securities owned at December 31, 2008 are currently invested in select money market instruments. During the three months ended March 31, 2008, the Company received proceeds of $1,925,000 from the sale of marketable securities.

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

In accordance with SFAS 157, the following table, which does not include cash on hand, represents the Company’s fair value hierarchy for its financial assets (cash equivalents and available for sale investments) as of March 31, 2009 and March 31, 2008:

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents at March 31, 2009:
Money market funds	$5,641,757	$5,641,757	$—	$—

Total financial assets at March 31, 2009	$5,641,757	$5,641,757	$—	$—

Cash equivalents at March 31, 2008:
Money market funds	$2,039,951	$2,039,951	$—	$—
Long-term investments:
Auction rate securities	3,912,446	—	—	3,912,446

Total financial assets at March 31, 2008	$5,952,397	$2,039,951	$—	$3,912,446

As discussed in Note 3, Cash Equivalents and Marketable Securities, on January 2, 2009, the Company exercised the Rights it received from UBS and, on January 5, 2009, received all of the $4,100,000 par value of the Company’s investments in auction rate securities.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table provides a summary of changes of the Company’s investments in auction rate securities (Level 3) during the three months ended March 31, 2009 and 2008:

Three Months Ended March 31,	2009	2008
Marketable securities (short-term and long-term) at beginning of period	$4,100,000	$6,025,000
Exercise of Rights from UBS	(4,100,000)	—
Sale of auction rate securities (other than through exercise of Rights from UBS)	—	(1,925,000)
Unrealized gain (loss) included in other comprehensive income	—	(187,554)

Balance at end of period	$—	$3,912,446

(5) INVENTORIES, NET:

Inventories, net consist of the following:

	March 31, 2009	December 31, 2008
Raw materials	$738,819	$783,186
Work-in-process	1,102,649	1,019,564
Finished goods	3,074,722	2,875,319

Total inventories, net	$4,916,190	$4,678,069

In accordance with the Company’s inventory accounting policy, total inventories at March 31, 2009 and December 31, 2008 include components for current or future versions of products and instrumentation. Amounts included at March 31, 2009 include approximately $150,000 in Mago® 4 and Mago® 4S instrumentation and instrument components in anticipation of the future commercial product launches and $195,000 of inventory relating to the Company’s hepatitis product, which is currently pending regulatory approval based upon the Company’s January 2008 submission requesting “CE Marking” in the European Union. Mago® 4 and Mago® 4S instrumentation and instrument components and hepatitis-related inventory at December 31, 2008 were $150,000 and $195,000, respectively.

(6) PRODUCT LICENSE:

In September 2004, the Company entered into a license agreement with an Italian diagnostics company to obtain a perpetual, worldwide, royalty-free license of product technology used by the Italian diagnostics company. This licensed hepatitis product technology is existing technology, which the Italian diagnostics company had developed and successfully commercialized to manufacture hepatitis products sold by them and for which it had already received “CE Marking” approval from the European Union. Through the acquisition of this existing technology in its current form, the Company also expects to be able to derive revenue from the manufacture and sale of new hepatitis products. In exchange for the Italian diagnostics company’s assistance in transferring the know-how of the manufacturing technology, the Company agreed to pay a total of 1,000,000 Euro, in the form of four milestone payments, upon the Italian diagnostics company’s achievement of certain enumerated performance objectives related to the transfer of such existing technology. Three of the four required milestone payments, totaling 900,000 Euro, were made in prior years. The remaining milestone payment of $133,000 is included in accrued license payable in the accompanying consolidated balance sheet as of March 31, 2009. The Company is now working with the Italian diagnostics company to achieve the remaining performance

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

objective, which includes, among others, the condition for the Company to receive authorization for “CE Marking” in the European Union. The application for “CE Marking” was filed in January 2008, and, based upon the results of an inspection concluded by the applicable notifying body in January 2009, the Company expects to pay the remaining milestone payment/license payable in the first quarter of 2010 upon receipt of the authorization for “CE Marking.” The delay in the Company’s anticipated receipt of the authorization for “CE Marking” is due, in large part, to a backlog of activity and limited available resources at the applicable notifying body.

(7) EARNINGS PER SHARE:

A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

Three Months Ended March 31,	2009	2008
Basic weighted average shares outstanding	27,649,887	27,649,887
Effect of dilutive securities – stock options and warrants	—	—

Diluted weighted average number of shares outstanding	27,649,887	27,649,887

Not included in the calculation of diluted earnings per share because their impact is antidilutive:
Stock options outstanding	1,227,249	654,949

(8) INCOME TAXES:

The provision for income taxes consists of the following:

Three Months Ended March 31,	2009	2008
Current:
Domestic	$—	$—
Foreign	6,530	15,121
Deferred:
Domestic	15,873	15,873
Foreign	—	—

Total provision for income taxes	$22,403	$30,994

The Company is susceptible to large fluctuations in its effective tax rate and has thereby recognized tax expense on a discrete pro-rata basis for the three months ended March 31, 2009. No current domestic tax provision was recorded during the three months ended March 31, 2009 due to the increase in the valuation allowance to offset the benefit of domestic losses or during the three months ended March 31, 2008 due to the expected utilization of prior period net operating losses to offset current domestic taxable income. The foreign current income tax provisions for the three months ended March 31, 2009 and 2008 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

As of March 31, 2009 and December 31, 2008, the Company has established a full valuation allowance on both its domestic and foreign net deferred tax assets, which are primarily comprised of net operating loss carryforwards. Due to the cumulative net losses from the operations of both domestic and foreign operations, the Company had no net deferred tax asset as of March 31, 2009 and December 31, 2008. As of March 31, 2009 and

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

December 31, 2008, the Company had net deferred tax liabilities relating to tax deductible goodwill of $254,073 and $238,200, respectively, and recorded a corresponding deferred tax provision of $15,873 during the three months ended March 31, 2009. Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause the provision for income taxes to vary significantly from period to period.

Under Section 382 of the Internal Revenue Code, the Company’s use of its net operating loss carryforwards will be limited in the future as a result of the September 2, 2008 acquisition by the Debregeas-Kennedy Group of the approximately 72.3% of the outstanding shares of the Company’s common stock previously owned by Teva, indirectly through its wholly-owned IVAX Corporation subsidiary. The limitations of these net operating loss carryforwards did not impact the Company’s results for the three months ended March 31, 2009. As a result of these limitations, utilization of the Company’s net operating loss carryforwards is limited to approximately $900,000 per year, plus any limitation unused since the acquisition. The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the ownership change.

(9) COMPREHENSIVE INCOME (LOSS):

The components of the Company’s comprehensive income (loss) are as follows:

Three Months Ended March 31,	2009	2008
Net income (loss)	$(464,699)	$345,284
Unrealized loss on marketable securities	—	(187,554)
Foreign currency translation adjustments	(271,764)	263,473

Comprehensive income (loss)	$(736,463)	$421,203

(10) CONCENTRATION OF CREDIT RISK:

The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts as required. The Company’s accounts receivables are generated from sales made from both the United States and Italy. As of March 31, 2009 and December 31, 2008, $4,152,262 and $3,890,358, respectively, of the Company’s total net accounts receivable were due in Italy. Of the total net accounts receivable, 53.6% at March 31, 2009 and 50.9% at December 31, 2008 were due from hospitals and laboratories controlled by the Italian government. The Company maintains allowances for doubtful accounts, particularly in Italy where payment cycles are longer than in the United States, for potential credit losses based on the age of the accounts receivable and the results of the Company’s periodic credit evaluations of its customers’ financial condition. Additionally, the Company periodically receives payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances. The Company may have anticipated collection of these amounts through a payment as described above, and, therefore, not provided an allowance for doubtful accounts for these amounts. Future payments by governmental regions in Italy are possible, and, as a result, the Company may consider the potential receipt of those payments in determining its allowance for doubtful accounts. If contemplated payments are not received when expected, or if negotiated agreements are not complied with in a timely manner or cancelled, then the Company may provide additional allowances for doubtful accounts.

As noted in Note 3, Cash Equivalents and Marketable Securities, substantially all cash and cash equivalents are presently held at one international securities brokerage firm, UBS. Accordingly, the Company is subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver the Company’s securities or if the brokerage firm should become bankrupt or otherwise insolvent.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Net Revenues by Region Three Months Ended March 31,	2009	2008
Domestic
External net revenues	$3,300,658	$3,462,612
Intercompany revenues	158,905	143,749

	3,459,563	3,606,361

Italian
External net revenues	1,418,053	1,779,244
Intercompany revenues	21,481	11,403

	1,439,534	1,790,647

Eliminations	(180,386)	(155,152)

Consolidated net revenues	$4,718,711	$5,241,856

Income (Loss) from Operations by Region Three Months Ended March 31,	2009	2008
Domestic	$(258,315)	$187,271
Italian	(151,001)	3,978
Eliminations	10,641	(8,648)

Income (loss) from operations	$(398,675)	$182,601

Total Assets by Region	March 31, 2009	December 31, 2008
Domestic	$14,674,316	$14,578,460
Italian	8,048,685	8,469,608

Total assets	$22,723,001	$23,048,068

Goodwill by Region	March 31, 2009	December 31, 2008
Domestic	$870,290	$870,290
Italian	—	—

Total goodwill	$870,290	$870,290

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

(13) RECENTLY ISSUED ACCOUNTING STANDARDS:

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Instruments (“FASB 107”), to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 107-1 also amends APB Opinion No. 28, Interim Financial Reporting (“APB 28”), to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 requires that an entity disclose in the body or in the accompanying notes of its financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FASB 107. In addition, FSP FAS 107-1 requires an entity to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but rather FSP FAS 107-1 requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the provisions of FSP FAS 107-1, and the Company does not currently expect that the adoption of FSP FAS 107-1 will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. FSP FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but rather FSP FAS 157-4 requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the provisions of FSP FAS 157-4, and the Company does not currently expect that the adoption of FSP FAS 157-4 will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Intangible Assets (“SFAS 142”). FSP 142-3 became effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not impact the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivatives and Hedging Activities (“SFAS 161”), which enhances the requirements under SFAS No. 133, Accounting for Derivatives and Hedging Activities (“SFAS 133”). SFAS 161 requires enhanced disclosures about an entity’s derivatives and hedging

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

activities and how they affect an entity’s financial position, financial performance, and cash flows. SFAS 161 became effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not impact the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 became effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 did not have a significant impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application was not permitted. The effect of SFAS 141(R) on the Company’s consolidated financial statements will be dependent on the nature and terms of any future business combinations that it consummates.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 and the unaudited interim consolidated financial statements and the related notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

•	the ability of the Mago® 4 or Mago® 4S to be a source of revenue growth for us;

•	our ability to receive financial benefits or achieve improved operating results after the commercial release of the Mago® 4 or Mago® 4S;

•	the ability of the Mago® 4 or Mago® 4S to be a factor in our growth;

•	the ability of the Mago® 4 or Mago® 4S to expand the menu of test kits we offer;

•	making derivations of and upgrades to the Mago® our primary platforms for marketing our kits;

•	our ability to successfully market the Mago® 4 or Mago® 4S;

•	our customers’ integration of the Mago® 4 or Mago® 4S into their operations;

•	our ability to successfully promote the DSX™ and DS2™ instrument systems in conjunction with our test kits on a worldwide basis;

•	the success of our recently initiated and on-going comprehensive review of our business plans and operations;

•	our ability to improve our competitive position to the extent anticipated, or at all, as a result of our comprehensive review of our business plans and operations;

•	the impact on our financial condition, operating results and cash flows of the expenses which we may incur as a result of our comprehensive review of our business plans and operations;

•	our ability to expand the menu of test kits that we offer to include other complementary infectious disease or autoimmune testing sectors or otherwise;

•	the response of our current customer base to an expansion of our menu of test kits;

•	our ability to achieve organic growth;

•	our ability to identify or consummate acquisitions of businesses or products;

•	our ability to integrate acquired businesses or products;

•	our ability to enhance our position in laboratory automation;

•	our ability to expand our product offerings and/or market reach or become a leader in the diagnostics industry;

•	the impact the existing global economic conditions may have on our financial condition, operating results and cash flows;

•	constantly changing, and our compliance with, governmental regulation;

•	the impact of our adoption or implementation of new accounting statements and pronouncements on our financial condition and operating results;

•	our limited operating revenues and history of primarily operational losses;

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

•

the impact of making or changing judgments and estimates regarding our goodwill, including the remaining goodwill recorded at our subsidiary located in Arkansas, ImmunoVision, Inc. (“ImmunoVision”), and other intangible assets, such as our hepatitis technology product license, on our financial condition and operating results;

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

•	our agreements with IVAX Corporation, third party distributors and key personnel;

•	consolidation of our customers affecting our operations, markets and products;

•	reimbursement policies of governmental and private third parties affecting our operations, markets and products;

•	price constraints imposed by our customers and governmental and private third parties;

•	our ability to increase the volume of our reagent production to meet increased demand;

•	our ability to sell the current location of our Miami facility and to acquire a new location to which to relocate it;

•	protecting our intellectual property;

•	political and economic instability and foreign currency fluctuation affecting our foreign operations;

•

the effects of utilizing cash to assist our subsidiary located in Italy, Delta Biologicals, S.r.L. (“Delta Biologicals”), in maintaining its compliance with capital requirements established by Italian law;

•	the holding of substantially all of our cash and cash equivalents at a single brokerage firm, including risks relating to the bankruptcy or insolvency of such brokerage firm;

•	litigation regarding products, distribution rights, intellectual property rights, product liability and labor and employment matters;

•	our ability to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

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

See the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 for further discussion of certain risks and uncertainties that could materially and adversely affect our business, operating results or financial condition. Many of these factors are beyond our control.

MAJORITY STOCKHOLDERS

On September 2, 2008, a group comprised of Debregeas & Associes Pharma SAS, a company wholly-owned by Patrice R. Debregeas and members of his family, Paul F. Kennedy and Umbria LLC, a company wholly-owned by Mr. Kennedy, purchased from Teva Pharmaceutical Industries Limited (“Teva”) all of the approximately 72.3% of the outstanding shares of our common stock owned by Teva, indirectly through its wholly-owned IVAX Corporation subsidiary, for an aggregate purchase price of $14,000,000, or $0.70 per share. For purposes of this Quarterly Report on Form 10-Q, Debregeas & Associes Pharma SAS, Patrice R. Debregeas, Paul F. Kennedy and Umbria LLC are collectively known as the Debregeas-Kennedy Group.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

OVERVIEW

Net loss totaled $465,000 for the three months ended March 31, 2009 compared to net income of $345,000 for the three months ended March 31, 2008. Operating loss was $399,000 for the three months ended March 31, 2009 compared to operating income of $183,000 in the three months ended March 31, 2008. Net loss and operating loss resulted primarily from declines in revenue, gross profit and other income, and from higher general and administrative expenses. Revenue decreased by $523,000 to $4,719,000 in the three months ended March 31, 2009 from $5,242,000 in the three months ended March 31, 2008, primarily due to a decrease in net revenues from Italian operations, including the effect of currency fluctuations, as well as a decline in domestic net revenues. Gross profit decreased by $445,000 to $2,773,000 in the three months ended March 31, 2009 compared to $3,218,000 in the three months ended March 31, 2008 primarily as a result of the decrease in revenue. Gross profit as a percentage of net revenues decreased to 58.8% in the three months ended March 31, 2009 from 61.4% in the three months ended March 31, 2008. Operating expenses increased $137,000 to $3,172,000 in the three months ended March 31, 2009 as a result of an increase in domestic general and administrative expenses due principally to higher costs incurred in connection with the initial portion of our comprehensive review of our business plans and operations, which we initiated during the three months ended March 31, 2009 with the goal of improving our competitive position. Smaller decreases in both selling and research and development expenses in the three months ended March 31, 2009 partially offset this increase. Additionally, total other income, net decreased by $237,000 due principally to decreases in interest income and foreign currency gains. No significant fluctuation occurred in our income tax provision for the three months ended March 31, 2009 compared to the same period last year.

NET REVENUES AND GROSS PROFIT

Three months ended March 31,	2009	2008	Period over Period Increase (Decrease)
Net Revenues
Domestic	$3,301,000	$3,463,000	$(162,000)
Italian	1,418,000	1,779,000	(361,000)

Total	4,719,000	5,242,000	(523,000)
Cost of Sales	1,946,000	2,024,000	(78,000)

Gross Profit	$2,773,000	$3,218,000	$(445,000)
% of Total Net Revenues	58.8%	61.4%

Net revenues for the three months ended March 31, 2009 decreased $523,000, or 10.0%, from the three months ended March 31, 2008. This decrease was comprised of decreases in net revenues of $361,000 from Italian operations and $162,000 from domestic operations. The 20.3% decrease in net revenues from Italian operations includes the effect of a decrease of $224,000 in revenue due to fluctuations of the United States dollar relative to the Euro, as further discussed in “Currency Fluctuations” below. As measured in Euro, revenues from Italian operations for the three months ended March 31, 2009 decreased compared to revenues generated from Italian operations for the three months ended March 31, 2008 principally due to volume and sales price declines for our sales within Italy, partially offset by an increase in sales to our international distributors. Domestic net revenues in the three months ended March 31, 2009 decreased by 4.7% from the same period of 2008 primarily due to the timing of contract manufacturing and instrument sale revenue. We also believe that the existing global economic conditions also contributed to the decline in net revenues, but do not believe that these conditions will have a significant, long-term effect on our net revenues. Gross profit in the three months ended March 31, 2009 decreased $445,000, or 13.8%, from the comparable period of 2008. The decrease in gross profit was primarily attributable to the decline in net revenues, including the effect of exchange rate fluctuations described above. The sales price declines from Italian operations discussed above also contributed to the decrease in gross profit as a percentage of net revenues to 58.8% in the three months ended March 31, 2009 from 61.4% in the three months ended March 31, 2008.

OPERATING EXPENSES

Three months ended March 31,	2009	% of Revenue	2008	% of Revenue	Period over Period Increase (Decrease)
Selling Expenses
Domestic	$776,000	16.4%	$725,000	13.8%	$52,000
Italian	353,000	7.5%	443,000	8.5%	(90,000)

Total	1,129,000	23.9%	1,168,000	22.3%	(38,000)

General and Administrative	1,613,000	34.2%	1,418,000	27.0%	195,000

Research and Development	429,000	9.1%	449,000	8.6%	(20,000)

Total Operating Expenses	$3,172,000	67.2%	$3,035,000	57.9%	$137,000

Selling expenses decreased $38,000 in the three months ended March 31, 2009 compared to the same period of 2008. As a percentage of net revenue, selling expenses increased to 23.9% of net revenue in the three months ended March 31, 2009 compared to 22.3% of net revenue in the three months ended March 31, 2008. The decrease in Italian selling expenses of $90,000 was principally the result of a reduction in labor costs and the effect of currency fluctuations, and was partially offset by an increase in domestic selling expenses of $52,000 primarily as a result of hiring personnel to fill open sales positions in domestic territories that occurred either after the first quarter of 2008 or during the three months ended March 31, 2009. Excluding the effects of the fluctuation in exchange rates, Italian selling expenses decreased 23,000 Euro, or 7.7%, principally due to reduced headcount. General and administrative expenses increased $195,000 in the three months ended March 31, 2009 compared to the same period of 2008 principally due to increased expenses, including professional fees and travel-related expenses, in connection with the initial portion of our comprehensive review of our business plans and operations, which we initiated during the three months ended March 31, 2009 with the goal of improving our competitive position. Research and development expenses decreased $20,000 in the three months ended March 31, 2009 compared to the same period of 2008. Domestic research and development expenses decreased by $54,000 compared to the three months ended March 31, 2008 due primarily to expenses incurred during 2008 associated with the validation of our test kits on the DSX™ and DS2™ instrument systems that we have begun to promote in conjunction with our test kits. Italian research and development costs increased by $34,000 compared to the three months ended March 31, 2008. Excluding the effect of exchange rate fluctuations, Italian research and development costs increased from 181,000 Euro in the three months ended March 31, 2008 to 236,000 Euro in the three months ended March 31, 2009, due to an increase in instrumentation development costs related to the Mago® 4 and Mago® 4S, our anticipated future platform for marketing our kits. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

INCOME (LOSS) FROM OPERATIONS

Loss from operations totaled $399,000 in the three months ended March 31, 2009 compared to income from operations of $183,000 in the three months ended March 31, 2008. Loss from operations in the three months ended March 31, 2009 was composed of losses from domestic operations of $258,000 and losses from Italian operations of $151,000. Income from operations in the three months ended March 31, 2008 was composed of income from domestic operations of $187,000 and income from Italian operations of $4,000. Domestic operations include corporate expenditures, including costs required to maintain our status as a public company.

OTHER (LOSS) INCOME, NET

Interest income decreased to $5,000 in the three months ended March 31, 2009 from $95,000 in the same period of 2008 due to significantly lower effective yields that are available in the current economic environment on select money market instruments in which we have invested in accordance with our investment policy. Additionally, our interest income in 2008 included the benefit of above market penalty rates received by us as a result of our prior investments in auction rate securities which had experienced failed auctions. Other loss, net totaled $49,000 during the three months ended March 31, 2009, compared to other income, net of $99,000 in the three months ended March 31, 2008. Amounts included in other loss, net in the three months ended March 31, 2009 were primarily net foreign currency losses, particularly by our Italian subsidiary, which were denominated in currencies other than the subsidiary’s functional currency. Other income, net in the three months ended March 31, 2008, was primarily gains, also by our Italian subsidiary, from net foreign currency transactions denominated in currencies other than the subsidiary’s functional currency.

INCOME TAX PROVISION

During the three months ended March 31, 2009 and 2008, we recorded income tax provisions of $22,000 and $31,000, respectively. The current portion of our tax provisions in both the first quarters of 2009 and 2008 relates to Italian local income taxes based upon applicable statutory rates effective in Italy, while the deferred tax provision in these same periods relates to domestic tax deductible goodwill. No current domestic tax benefit was recorded in the three months ended March 31, 2009 despite our domestic losses because we had a full valuation allowance against the domestic net deferred income tax assets. No current domestic tax provision was recorded during the three months ended March 31, 2008 due to the expected utilization of prior period net operating losses to offset current domestic taxable income.

NET INCOME (LOSS)

We generated net loss of $465,000 in the three months ended March 31, 2009 compared to net income of $345,000 in the three months ended March 31, 2008. Our basic and diluted net loss per common share was ($0.02) in the three months ended March 31, 2009 compared to basic and diluted net income per common share of $0.01 in the three months ended March 31, 2008. Net loss in the three months ended March 31, 2009 and net income in the three months ended March 31, 2008 resulted primarily from the various factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, our working capital was $14,551,000 compared to $15,304,000 at December 31, 2008. Cash and cash equivalents totaled $7,811,000 at March 31, 2009, as compared to $4,421,000 at December 31, 2008. Short-term marketable debt securities totaled $0 at March 31, 2009 and $4,100,000 at December 31, 2008. Long-term marketable debt securities totaled $0 at each of March 31, 2009 and December 31, 2008.

Substantially all of our cash and cash equivalents are presently held at one international securities brokerage firm, UBS. Accordingly, we are subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver our securities or if the brokerage firm should become bankrupt or otherwise insolvent. We only invest in select money market instruments, U.S. Treasury investments, municipal and other governmental agency securities and corporate issuers.

Net cash flows of $339,000 were used by operating activities during the three months ended March 31, 2009, compared to $1,821,000 used by operating activities during the three months ended March 31, 2008. Cash used by operating activities during three months ended March 31, 2009 was due to our net loss of $465,000 and by cash used due to changes in operating assets and liabilities of approximately $92,000, partially offset by cash provided by non-cash items of $217,000. The non-cash items include depreciation and amortization, a net provision of doubtful accounts receivable, non-cash compensation and deferred income taxes. Cash used by changes in operating assets and liabilities was primarily due to $286,000 used as a result of an increase in accounts receivable and $309,000 utilized as a result of increases in inventory. Partially offsetting these amounts was cash of $418,000 provided as a result of increases in accounts payable and accrued expenses. Cash used in the three months ended March 31, 2008 was principally the result of the payment of approximately $1,600,000 of severance costs accrued for estimated costs associated with management and other personnel changes that occurred, or were being negotiated, during the fourth quarter of 2007. Cash of approximately $221,000 was also used by operating activities during the three months ended March 31, 2008, primarily as a result of the cash used in operating assets and liabilities, partially offset by cash provided to operations from the combination of the net income for the period of $345,000 and non-cash items. The non-cash items, which total $161,000, include principally depreciation and amortization. In addition to the previously discussed severance payments, cash used by changes in operating assets and liabilities in the three months ended March 31, 2008 was primarily the result of cash utilized as a result of increases in outstanding accounts receivable in Italy.

Net cash flows of $3,811,000 were provided by investing activities during the three months ended March 31, 2009, as compared to $1,621,000 provided by investing activities during the same period of the prior year. The increase in cash provided by investing activities was primarily the result of our exercise during the first quarter of 2009 of Auction Rate Security Rights we received as part of our settlement from UBS in 2008 to redeem our investments in auction rate securities at their par value of $4,100,000. Cash flows provided from investing activities during the three months ended March 31, 2008 were primarily the result of our net sales of marketable securities of $1,925,000.

There were no financing activities during either of the three-month periods ended March 31, 2009 or 2008.

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

We maintain allowances for doubtful accounts, particularly in Italy where payment cycles are longer than in the United States, for estimated losses resulting from the inability of our customers to make required or timely payments. Additionally, we periodically receive payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances. We may anticipate collection of these amounts through a payment as described above, and, therefore, not provide an allowance for doubtful accounts for these amounts. Additional payments by governmental regions in Italy are possible, and, as a result, we may consider the potential receipt of those payments in determining our allowance for doubtful accounts. If contemplated payments are not received, if existing agreements are not complied with or cancelled, or if we require additional allowances, then our operating results could be materially adversely affected during the period in which we make the determination to increase the allowance for doubtful accounts.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, allowance for doubtful accounts, inventories, intangible assets, stock compensation, income and other tax accruals, warranty obligations, the realization of long-lived assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our assumptions and estimates may, however, prove to have been incorrect and our actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and the judgments and estimates we make concerning their application have significant impact on our consolidated financial statements.

REVENUE RECOGNITION

A principal source of revenue is our “reagent rental” program in which customers make reagent kit purchase commitments with us that will usually last for a period of three to five years. In exchange, we typically include a Mago® Plus instrument, or, beginning in 2009, a DSX™ or DS2™ instrument system, which in either case remains our property. We also include any required instrument service. Both the instrumentation and service are paid for by the customer through these reagent kit purchases over the life of the commitment. We recognize revenue from the reagent kit sales when title passes, which is generally at the time of shipment. Should actual reagent kit or instrument failure rates significantly increase, our future operating results could be negatively impacted by increased warranty obligations and service delivery costs.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain allowances for doubtful accounts, particularly in Italy for the operations of our Italian subsidiary, for estimated losses resulting from the inability of our customers to make required payments. In many instances our receivables in Italy, while currently due and payable, take in excess of a year to collect. Additionally, we may receive payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances. Consequently, we may consider the potential receipt of those types of payments in determining our allowance for doubtful accounts. If contemplated payments are not received when expected or at all, if negotiated agreements are not complied with in a timely manner or at all, or if the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, then our operating results could be materially adversely affected during the period in which we make the determination to increase the allowance for doubtful accounts. Our allowances for doubtful accounts were $354,000 and $358,000 at March 31, 2009 and December 31, 2008, respectively. A provision for losses on accounts receivable of $6,000 was recorded in the three months ended March 31, 2009, while $14,000 was recorded in the three months ended March 31, 2008.

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

Inventory reserves were $509,000 and $460,000 as of March 31, 2009 and December 31, 2008, respectively. Included in our inventory balance at March 31, 2009 was approximately $150,000 in Mago® 4 and Mago® 4S instrumentation and instrument components in anticipation of our pending commercial product launches and $195,000 of raw material inventory, substantially all of which has shelf life exceeding five years, relating to our hepatitis product which is currently pending regulatory approval based upon our January 2008 submission requesting “CE Marking” in the European Union.

GOODWILL AND OTHER INTANGIBLES

Pursuant to SFAS 142, we analyze our goodwill at year-end for impairment issues and when triggering events of a possible impairment occur. In assessing the recoverability of our goodwill and other intangibles, we made assumptions regarding, among other things, estimated future cash flows, including current and projected levels of income, success of research and development projects, business trends, prospects and market conditions, to determine the fair value of the respective assets. If these or other estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Any resulting impairment loss would be recorded as a charge against our earnings and could have a material adverse impact on our financial condition and results of operations.

The determination as to whether a write-down of goodwill is necessary involves significant judgment based upon our short-term and long-term projections for the Company. The assumptions supporting the estimated future cash flows of the reporting unit, including profit margins, long-term forecasts, discount rates and terminal growth rates, reflect our best estimates. Although we considered our current market capitalization, we do not believe it to be an appropriate measure for the fair value of ImmunoVision, as ImmunoVision represents less than 10% of our net revenues and total assets, and we believe that it is more meaningful to compute fair value based primarily upon discounted cash flows. However, the continued decline in our market capitalization could also potentially require us to record additional impairment charges in future periods for the remaining $870,000 of goodwill of ImmunoVision.

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

Following the results of the recently concluded inspection by the applicable notifying body required to obtain “CE Marking,” we revised our assumptions supporting our computation of discounted cash flows to reflect the further delay in product launch and the possibility of a decrease in projected market share as a result of this delay, as well as to estimate the impact of the current global economic conditions. Based upon this methodology, and which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, during the fourth quarter of 2008 we determined that the carrying amount of the product license was in excess of its fair value and recorded a non-cash impairment charge to operations totaling $560,000, reducing the carrying value of the product license to $683,000 as of December 31, 2008. While we determined that our payment of the final milestone payment is probable and believe that capitalization of the remaining recoverable asset is appropriate, there remains a risk that we will not be able to obtain product technology that would enable us to manufacture our own hepatitis products or, if we obtain such product technology, that we will not otherwise be able to manufacture our own hepatitis products. While we believe that we will be able to bring these hepatitis kits to market, if the progress of our efforts to begin marketing these kits is further adversely impacted, then we may be required to record an additional impairment charge with respect to all or a portion of the remaining $683,000 intangible product license of hepatitis technology asset.

INCOME TAXES

We have experienced net losses from operations. Accounting principles generally accepted in the United States require that we record a valuation allowance against the deferred tax asset associated with these losses if it is “more likely than not” that we will not be able to utilize the net operating loss to offset future taxes. Due to the cumulative net losses from the operations of both our domestic and foreign operations, we have provided a full valuation allowance against our deferred tax assets as of March 31, 2009. Over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of our net operating loss carryforwards and other temporary differences. Upon reaching such a conclusion, and upon such time as we reverse the entire valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

Under Section 382 of the Internal Revenue Code, our use of our net operating loss carryforwards will be limited in the future as a result of the September 2, 2008 acquisition by the Debregeas-Kennedy Group of the approximately 72.3% of our outstanding shares of our common stock previously owned by Teva, indirectly through its wholly-owned IVAX Corporation subsidiary. The limitations of these net operating loss carryforwards did not impact our results for the three months ended March 31, 2009. As a result of these limitations, utilization of our net operating loss carryforwards is limited to approximately $900,000 per year, plus any limitations unused since the acquisition. The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the ownership change.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the FASB issued FSP FAS 107-1, which amends FASB 107 to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 107-1 also amends APB 28 to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 requires that an entity disclose in the body or in the accompanying notes of its financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FASB 107. In addition, FSP FAS 107-1 requires an entity to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but rather FSP FAS 107-1 requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the provisions of FSP FAS 107-1, and we do not currently expect that the adoption of FSP FAS 107-1 will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. FSP FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but rather FSP FAS 157-4 requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the provisions of FSP FAS 157-4, and we do not currently expect that the adoption of FSP FAS 157-4 will have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 became effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not impact our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, which enhances the requirements under SFAS 133. SFAS 161 requires enhanced disclosures about an entity’s derivatives and hedging activities and how they affect an entity’s financial position, financial performance, and cash flows. SFAS 161 became effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not impact our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, which amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 became effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 did not have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), which significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application was not permitted. The effect of SFAS 141(R) on our consolidated financial statements will be dependent on the nature and terms of any future business combinations that we consummate.

CURRENCY FLUCTUATIONS

During the three-month periods ended March 31, 2009 and 2008, approximately 30.1% and 33.9%, respectively, of our net revenues were generated in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the strength of the United States dollar against the Euro resulted in a decrease of approximately $224,000 in net revenues for the three months ended March 31, 2009 compared to the same period of the prior year. During the three months ended March 31, 2009 and 2008, none of our subsidiaries were domiciled in a highly inflationary environment and the impact of inflation and changing prices on our net revenues and on our loss from continuing operations was not material.

Our Italian subsidiary represented 30.1% of our net revenues in the three months ended March 31, 2009. Conducting an international business inherently involves a number of difficulties, risks and uncertainties, such as export and trade restrictions, inconsistent and changing regulatory requirements, tariffs and other trade barriers, cultural issues, labor and employment laws, longer payment cycles, problems in collecting accounts receivable, political instability, local economic downturns, seasonal reductions in business activity in Europe during the traditional summer vacation months and potentially adverse tax consequences.

INCOME TAXES

We recognized tax provisions of $22,000 and $31,000 during the three months ended March 31, 2009 and 2008, respectively.

We are susceptible to large fluctuations in our effective tax rate and have thereby recognized tax expense on a discrete pro-rata basis for the three months ended March 31, 2009. No current domestic tax provision was recorded during the three months ended March 31, 2009 due to losses incurred during the first three months of 2009, or in the three months ended March 31, 2008 due to the expected utilization of prior period net operating losses to offset current domestic taxable income. The foreign current income tax provisions for the three months ended March 31, 2009 and 2008 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

As of March 31, 2009, we had no net domestic or foreign deferred tax asset, as a full valuation allowance has been established against deferred tax assets. As of March 31, 2009, we had net deferred tax liabilities of $254,000 relating to tax deductible goodwill at ImmunoVision, and we recorded a corresponding deferred tax provision of $16,000 during the three months ended March 31, 2009 and 2008. Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause our provision for income taxes to vary significantly from period to period. Upon such time as we reverse the entire valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

Under Section 382 of the Internal Revenue Code, our use of our net operating loss carryforwards will be limited in the future as a result of the September 2, 2008 acquisition by the Debregeas-Kennedy Group of the approximately 72.3% of our outstanding shares of our common stock previously owned by Teva, indirectly through its wholly-owned IVAX Corporation subsidiary. The limitations of these net operating loss carryforwards did not impact our results for the three months ended March 31, 2009. As a result of these limitations, utilization of our net operating loss carryforwards is limited to approximately $900,000 per year, plus any limitations unused since the acquisition. The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the ownership change.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

IVAX Diagnostics, Inc.

Date: May 13, 2009	By:	/s/ MARK S. DEUTSCH
Mark S. Deutsch, Vice President-Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.