Form 10-Q
period 2009-06-30
IVAX DIAGNOSTICS INC
filed 2009-08-14
CIK 1095858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ((§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

27,649,887 shares of Common Stock, $ .01 par value, outstanding as of August 11, 2009.

IVAX DIAGNOSTICS, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2009	December 31, 2008

ASSETS

Current assets:
Cash and cash equivalents	$6,281,824	$4,420,900
Marketable securities	—	4,100,000
Accounts receivable, net of allowances for doubtful accounts of $353,763 in 2009 and $358,268 in 2008	5,847,201	5,789,901
Inventories, net	5,058,682	4,678,069
Other current assets	285,199	271,069

Total current assets	17,472,906	19,259,939

Property, plant and equipment, net	1,899,091	1,848,637
Equipment on lease, net	512,959	210,743
Product license	682,936	682,936
Goodwill, net	870,290	870,290
Other assets	176,502	175,523

Total assets	$21,614,684	$23,048,068

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,225,978	$698,693
Accrued license payable	141,519	140,062
Accrued expenses and other current liabilities	2,790,861	3,116,755

Total current liabilities	4,158,358	3,955,510

Other long-term liabilities:
Deferred tax liabilities	269,946	238,200
Other long-term liabilities	1,072,431	902,551

Total other long-term liabilities	1,342,377	1,140,751

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding 27,649,887 in 2009 and 2008	276,498	276,498
Capital in excess of par value	41,200,198	41,065,840
Accumulated deficit	(24,988,836)	(23,013,933)
Accumulated other comprehensive loss	(373,911)	(376,598)

Total shareholders’ equity	16,113,949	17,951,807

Total liabilities and shareholders’ equity	$21,614,684	$23,048,068

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these balance sheets.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months		Six months
Period Ended June 30,	2009	2008	2009	2008

Net revenues	$4,661,477	$5,363,340	$9,380,188	$10,605,196
Cost of sales	2,188,730	2,137,186	4,134,248	4,161,601

Gross profit	2,472,747	3,226,154	5,245,940	6,443,595

Operating expenses:
Selling	1,640,849	1,313,443	2,770,330	2,481,195
General and administrative	2,025,052	1,178,313	3,638,441	2,595,963
Research and development	396,690	438,988	825,688	888,425

Total operating expenses	4,062,591	2,930,744	7,234,459	5,965,583

Income (loss) from operations	(1,589,844)	295,410	(1,988,519)	478,012

Other income:
Interest income	8,117	45,004	12,999	139,804
Other income (expense), net	118,804	(9,469)	70,301	89,407

Total other income, net	126,921	35,535	83,300	229,211

Income (loss) before income taxes	(1,462,923)	330,945	(1,905,219)	707,223

Provision for income taxes	47,281	33,854	69,684	64,848

Net income (loss)	$(1,510,204)	$297,091	$(1,974,903)	$642,375

Net income (loss) per share
Basic and diluted	$(0.05)	$0.01	$(0.07)	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	27,649,887	27,649,887	27,649,887	27,649,887

Diluted	27,649,887	27,649,887	27,649,887	27,649,887

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount

BALANCE, December 31, 2008	27,649,887	$276,498	$41,065,840	$(23,013,933)	$(376,598)	$17,951,807
Comprehensive income:
Net loss	—	—	—	(1,974,903)	—	(1,974,903)
Translation adjustment	—	—	—	—	2,687	2,687

Comprehensive income						(1,972,216)

Stock compensation expense	—	—	134,358	—	—	134,358

BALANCE, June 30, 2009	27,649,887	$276,498	$41,200,198	$(24,988,836)	$(373,911)	$16,113,949

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of this statement.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2009	2008

Cash flows from operating activities:
Net income (loss)	$(1,974,903)	$642,375
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	237,521	248,065
Net (recovery) provision for doubtful accounts receivable	(5,226)	8,040
Net non-cash compensation expense	134,358	20,669
Deferred income taxes	31,746	31,746
Changes in operating assets and liabilities:
Accounts receivable	(10,961)	(678,015)
Inventories	(461,552)	(295,100)
Other current assets	(13,682)	74,861
Other assets	71	580
Accounts payable and accrued expenses	190,881	(2,296,410)
Other long-term liabilities	155,665	32,651

Net cash flows used in operating activities	(1,716,082)	(2,210,538)

Cash flows from investing activities:
Capital expenditures	(118,068)	(370,010)
Purchases of marketable securities	—	—
Proceeds from sales of marketable securities	4,100,000	1,925,000
Acquisitions of equipment on lease	(366,683)	(66,715)

Net cash flows provided by investing activities	3,615,249	1,488,275

Cash flows from financing activities:
Exercise of stock options	—	—

Net cash flows provided by financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	(38,243)	32,149

Net increase in cash and cash equivalents	1,860,924	690,114
Cash and cash equivalents at the beginning of the period	4,420,900	3,900,564

Cash and cash equivalents at the end of the period	$6,281,824	$3,210,450

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) GENERAL:

The accompanying unaudited interim consolidated financial statements of IVAX Diagnostics, Inc. (the “Company,” “IVAX Diagnostics,” “we,” “us” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments necessary to state fairly the results of operations, financial position, changes in stockholders’ equity and cash flows have been made. The results of operations, financial position, changes in stockholders’ equity and cash flows for the six months ended June 30, 2009 are not necessarily indicative of the results of operations, financial position, changes in stockholders’ equity and cash flows which may be reported for the remainder of 2009. The balance sheet as of December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

On September 2, 2008, a group comprised of Debregeas & Associes Pharma SAS, a company wholly-owned by Patrice R. Debregeas and members of his family, Paul F. Kennedy and Umbria LLC, a company wholly-owned by Mr. Kennedy, purchased from Teva Pharmaceutical Industries Limited (“Teva”) all of the approximately 72.3% of the outstanding shares of our common stock owned by Teva, indirectly through its wholly-owned IVAX Corporation subsidiary, for an aggregate purchase price of $14,000,000, or $0.70 per share. For purposes of this Quarterly Report on Form 10-Q, Debregeas & Associes Pharma SAS, Patrice R. Debregeas, Paul F. Kennedy and Umbria LLC are collectively known as the Debregeas-Kennedy Group. As a result of Patrice R. Debregeas’ purchases of outstanding shares of our common stock during June 2009, as described in further detail in Part II, Item 2, of this Quarterly Report on Form 10-Q, the Debregeas-Kennedy Group owns approximately 72.4% of the outstanding shares of our common stock.

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

The Company has historically granted options under the Company’s option plans with an option exercise price equal to the closing market value of the stock on the date of the grant and with vesting, primarily for Company employees, either in equal annual amounts over a four year period or immediately, and, primarily for non-employee directors, immediately.

At the 2009 Annual Meeting of Stockholders of the Company, held on June 3, 2009, the Company’s stockholders approved the Company’s 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan is the successor plan to both of the Company’s previously adopted equity incentive compensation plans – the 1999 Performance Equity Plan (the “Performance Plan”) and the 1999 Stock Option Plan (the “Option Plan,” and together with the Performance Plan, collectively, the “Prior Plans”). As a result of the approval of the 2009 Plan, the Company will not make any future grants under the Prior Plans. As of December 31, 2008, no options to purchase shares of the Company’s common stock were outstanding under the Option Plan.

The following chart summarizes options outstanding as of June 30, 2009 and changes during the six months ended June 30, 2009, in each case, under the 2009 Plan and the Prior Plans for options granted by the Company:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2008	1,127,249	$2.55

Granted	200,000	0.42
Expired	(30,900)	2.40
Terminated	(121,233)	1.78

Exercised	—	—

Outstanding at June 30, 2009	1,175,116	$2.26

During the six months ended June 30, 2009, compensation expense of $134,358 was incurred in connection with options granted during and prior to the six months ended June 30, 2009 under the Performance Plan and the 2009 Plan, including an aggregate of approximately $67,000 for the 100,000 options granted during the three months ended March 31, 2009 under the Performance Plan and the 100,000 options granted during the three months ended June 30, 2009 under the 2009 Plan. Options granted during the three months ended June 30, 2009 under the 2009 Plan had a grant date fair value of $0.38 per share, while options granted during the three months ended March 31, 2009 under the Performance Plan had a grant date fair value of $0.29 per share. All options granted during 2009 vested immediately.

(3) CASH EQUIVALENTS AND MARKETABLE SECURITIES:

The Company considers certain short-term investments in marketable debt securities with original maturities of three months or less to be cash equivalents.

Substantially all cash and cash equivalents are presently held at one international securities brokerage firm, UBS. Accordingly, the Company is subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver the Company’s securities or if the brokerage firm should become bankrupt or otherwise insolvent. It is the Company’s policy to invest in select money market instruments, United States treasury investments, municipal and other government agency securities and corporate issuers. Realized gains and losses from sales of marketable securities are based on the specific identification method. For the six months ended June 30, 2009 and 2008, realized gains and losses were not material, as recorded book value approximated fair value. At June 30, 2009 and December 31, 2008, the Company owned short-term marketable securities totaling $0 and $4,100,000, respectively.

During October 2008, the Company received an offer letter from UBS pursuant to which UBS was offering Auction Rate Securities Rights (the “Rights”). The Rights gave the Company, upon its election at any time during the two-year period beginning January 2, 2009, the right to sell to UBS, and required UBS to purchase from the Company upon such exercise, all of the auction rate securities in which the Company invested at their par value of $4,100,000. The Company exercised the Rights on January 2, 2009 and received all of the $4,100,000 par value of these auction rate securities on January 5, 2009. The $4,100,000 of proceeds received in 2009 from the exercise of the Rights and related sale of short-term marketable securities owned at December 31, 2008 are currently invested in select money market instruments. During the six months ended June 30, 2008, the Company received proceeds of $1,925,000 from the sale of marketable securities.

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

In accordance with SFAS 157, the following table, which does not include cash on hand, represents the Company’s fair value hierarchy for its financial assets (cash equivalents and available for sale investments) at June 30, 2009 and December 31, 2008:

	Fair Value	Level 1	Level 2	Level 3

Cash equivalents at June 30, 2009
Money market funds	$4,343,060	$4,343,060	$—	$—

Total financial assets at June 30, 2009	$4,343,060	$4,343,060	$—	$—

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents at December 31, 2008
Money market funds	$1,534,149	$1,534,149	$—	$—

Marketable Securities:
Auction rate securities	3,439,437	—	—	3,439,437
Rights (See Note 3)	660,563	—	—	660,563

Total financial assets at December 31, 2008	$5,634,149	$1,534,149	$—	$4,100,000

As discussed in Note 3, Cash Equivalents and Marketable Securities, on January 2, 2009, the Company exercised the Rights it received from UBS and, on January 5, 2009, received all of the $4,100,000 par value of the Company’s investments in auction rate securities.

The following table provides a summary of changes in fair value of the Company’s investments in auction rate securities (Level 3) during the six months ended June 30, 2009 and 2008:

Six Months Ended June 30,	2009	2008
Marketable securities (short-term and long-term) at beginning of period	$4,100,000	$6,025,000
Exercise of Rights from UBS	(4,100,000)	—
Sale of auction rate securities (other than through exercise of Rights from UBS)	—	(1,925,000)
Unrealized gain (loss) included in other comprehensive income	—	(240,125)

Balance at end of period	$—	$3,859,875

(5) INVENTORIES, NET:

Inventories, net consist of the following:

	June 30, 2009	December 31, 2008

Raw materials	$825,281	$783,186
Work-in-process	989,586	1,019,564
Finished goods	3,243,815	2,875,319

Total inventories, net	$5,058,682	$4,678,069

In accordance with the Company’s inventory accounting policy, total inventories at June 30, 2009 and December 31, 2008 include components for current or future versions of products and instrumentation. Amounts included at June 30, 2009 include approximately $200,000 in Mago® 4 and Mago® 4S instrumentation and instrument components in anticipation of the future commercial product launches and $195,000 of inventory relating to the Company’s hepatitis product, which is currently pending regulatory approval based upon the Company’s January 2008 submission requesting “CE Marking” in the European Union. Mago® 4 and Mago® 4S instrumentation and instrument components and hepatitis-related inventory at December 31, 2008 were $150,000 and $195,000, respectively.

(6) PRODUCT LICENSE:

In September 2004, the Company entered into a license agreement with an Italian diagnostics company to obtain a perpetual, worldwide, royalty-free license of product technology used by the Italian diagnostics company. This licensed hepatitis product technology is existing technology, which the Italian diagnostics company had developed and successfully commercialized to manufacture hepatitis products sold by them and for which it had already received “CE Marking” approval from the European Union. Through the acquisition of this existing technology in its current form, the Company also expects to be able to derive revenue from the manufacture and sale of new hepatitis products. In exchange for the Italian diagnostics company’s assistance in transferring the know-how of the manufacturing technology, the Company agreed to pay a total of 1,000,000 Euro, in the form of four milestone payments, upon the Italian diagnostics company’s achievement of certain enumerated performance objectives related to the transfer of such existing technology. Three of the four required milestone payments, totaling 900,000 Euro, were made in prior years. The remaining milestone payment of $141,519 is included in accrued license payable in the accompanying consolidated balance sheet as of June 30, 2009. The Company is now working with the Italian diagnostics company to achieve the remaining performance objective, which includes, among others, the condition for the Company to receive authorization for “CE Marking” in the European Union. The application for “CE Marking” was filed in January 2008 and, based upon the results of an inspection concluded by the applicable notifying body in January 2009, the Company expects to pay the remaining milestone payment/license payable in the first quarter of 2010 upon receipt of the authorization for “CE Marking.” The delay in the Company’s anticipated receipt of the authorization for “CE Marking” is due, in large part, to a backlog of activity and limited available resources at the applicable notifying body.

(7) EARNINGS PER SHARE:

A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

	Three months		Six months
Period Ended June 30,	2009	2008	2009	2008

Basic weighted average shares outstanding	27,649,887	27,649,887	27,649,887	27,649,887
Effect of dilutive securities – stock options	—	—	—	—

Diluted weighted average shares outstanding	27,649,887	27,649,887	27,649,887	27,649,887

Not included in the calculation of diluted earnings per share because their impact is antidilutive:
Stock options outstanding	1,175,116	654,449	1,175,116	654,449

(8) INCOME TAXES:

The provision for income taxes consists of the following:

	Three months		Six months
Period Ended June 30,	2009	2008	2009	2008
Current:
Domestic	$—	$—	$—	$—
Foreign	31,408	17,981	37,938	33,102
Deferred:
Domestic	15,873	15,873	31,746	31,746
Foreign	—	—	—	—

Total provision for income taxes	$47,281	$33,854	$69,684	$64,848

The Company is susceptible to large fluctuations in its effective tax rate and has thereby recognized tax expense on a discrete pro-rata basis for the six months ended June 30, 2009. No current domestic tax provision was recorded during the three or six months ended June 30, 2009 due to the increase in the valuation allowance to offset the benefit of domestic losses or during the three or six months ended June 30, 2008 due to the expected utilization of prior period net operating losses to offset current domestic taxable income. Included in the foreign current income tax provision for each of the three and six months ended June 30, 2009 was $20,000 resulting from an assessment related to the settlement of audit issues for the 2005 tax year. The remaining foreign current income tax provisions for the three and six months ended June 30, 2009 and 2008 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

As of June 30, 2009 and December 31, 2008, the Company has established a full valuation allowance on both its domestic and foreign net deferred tax assets, which are primarily comprised of net operating loss carryforwards. Due to the cumulative net losses from the operations of both domestic and foreign operations, the Company had no net deferred tax asset as of June 30, 2009 or December 31, 2008. As of June 30, 2009 and December 31, 2008, the Company had net deferred tax liabilities relating to tax deductible goodwill of $269,946 and $238,200, respectively, and recorded a corresponding deferred tax provision of $31,746 during the six months ended June 30, 2009. Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause the provision for income taxes to vary significantly from period to period.

Under Section 382 of the Internal Revenue Code, the Company’s ability to use its net operating loss carryforwards will be limited in the future as a result of the September 2, 2008 acquisition by the Debregeas-Kennedy Group of the approximately 72.3% of the outstanding shares of the Company’s common stock previously owned by Teva, indirectly through its wholly-owned IVAX Corporation subsidiary. The limitations of these net operating loss carryforwards did not impact the Company’s results for the six months ended June 30, 2009. As a result of these limitations, utilization of the Company’s net operating loss carryforwards is limited to approximately $900,000 per year, plus any limitation unused since the acquisition. The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the ownership change.

(9) COMPREHENSIVE INCOME (LOSS):

The components of the Company’s comprehensive income (loss) are as follows:

	Three months		Six months
Period Ended June 30,	2009	2008	2009	2008

Net income (loss)	$(1,510,204)	$297,091	$(1,974,903)	$642,375
Unrealized loss on marketable securities	—	(52,571)	—	(240,125)
Foreign currency translation adjustments	274,451	10,937	2,687	274,410

Comprehensive income (loss)	$(1,235,753)	$255,457	$(1,972,216)	$676,660

(10) CONCENTRATION OF CREDIT RISK:

The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts as required. The Company’s accounts receivable are generated from sales made from both the United States and Italy. As of June 30, 2009 and December 31, 2008, $4,245,791 and $3,890,358, respectively, of the Company’s total net accounts receivable were due in Italy. Of the total net accounts receivable, 50.9% at June 30, 2009 and 50.9% at December 31, 2008 were due from hospitals and laboratories controlled by the Italian government. The Company maintains allowances for doubtful accounts, particularly in Italy where payment cycles are longer than in the United States, for potential credit losses based on the age of the accounts receivable and the results of the Company’s periodic credit evaluations of its customers’ financial condition. Additionally, the Company periodically receives payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances. The Company may have anticipated collection of these amounts through a payment as described above and, therefore, not provided an allowance for doubtful accounts for these amounts. Future payments by governmental regions in Italy are possible and, as a result, the Company may consider the potential receipt of those payments in determining its allowance for doubtful accounts. If contemplated payments are not received when expected, or if negotiated agreements are not complied with in a timely manner or cancelled, the Company may provide additional allowances for doubtful accounts.

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

Net Revenues by Region Period Ended June 30,	Three months		Six months
	2009	2008	2009	2008

Domestic
External net revenues	$3,140,530	$3,452,726	$6,441,188	$6,915,338
Intercompany revenues	267,149	252,793	426,054	396,542

	3,407,679	3,705,519	6,867,242	7,311,880

Italian
External net revenues	1,520,947	1,910,614	2,939,000	3,689,858
Intercompany revenues	7,382	59,248	28,863	70,651

	1,528,329	1,969,862	2,967,863	3,760,509

Elimination	(274,531)	(312,041)	(454,917)	(467,193)

Consolidated net revenues	$4,661,477	$5,363,340	$9,380,188	$10,605,196

Income (Loss) from Operations by Region Period Ended June 30,	Three months		Six months
	2009	2008	2009	2008

Domestic	$(1,189,683)	$254,150	$(1,447,998)	$441,421
Italian	(391,798)	34,165	(542,800)	38,143
Elimination	(8,363)	7,095	2,279	(1,552)

Income (loss) from operations	$(1,589,844)	$295,410	$(1,988,519)	$478,012

Total Assets by Region	June 30, 2009	December 31, 2008

Domestic	$13,082,623	$14,578,460
Italian	8,532,061	8,469,608

Total assets	$21,614,684	$23,048,068

Goodwill by Region	June 30, 2009	December 31, 2008

Domestic	$870,290	$870,290
Italian	—	—

Total goodwill	$870,290	$870,290

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

(13) RECENTLY ISSUED ACCOUNTING STANDARDS:

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events (“SFAS 165”). The objective of the standard is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition SFAS 165 requires the disclosure of the date through which the entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted the provisions of SFAS 165 during the second quarter of 2009 and the effect of the adoption on the financial statements was not material. The Company has evaluated subsequent events through August 14, 2009, which is the date these financial statements were issued.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets - an amendment to FAS 140 (“SFAS 166”). The standard is effective January 1, 2010 and eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and requires enhanced disclosure to provide financial statement users with greater transparency about transfers of financial assets, including securitization transactions and an entity’s continuing involvement in and exposure to the risks related to the transfer of financial assets. The Company does not expect the impact of adoption to be material on its financial position and operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). The new standard amends the consolidation guidance applicable to variable interest entities and requires enhanced disclosures intended to provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The Company does not expect the impact of adoption to be material on its financial position and operations.

In June 2009, the FASB also issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FAS No. 162 (the “Codification”). The new standard establishes the Codification as the source of authoritative accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB. The Codification will supersede all then-existing non-Securities and Exchange Commission accounting and reporting standards, and all other non-grandfathered non-Securities and Exchange Commission accounting literature not included in the Codification will become nonauthoritative. The statement is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Instruments (“FAS 107”), to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 107-1 also amends APB Opinion No. 28, Interim Financial Reporting (“APB 28”), to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 requires that an entity disclose in the body or in the accompanying notes of its financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FAS 107. In addition, FSP FAS 107-1 requires an entity to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. FSP FAS 107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but rather FSP FAS 107-1 requires comparative disclosures only for periods ending after initial adoption. The Company has adopted the provisions of FSP FAS 107-1. The adoption of FSP FAS 107-1 did not impact the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. FSP FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but rather FSP FAS 157-4 requires comparative disclosures only for periods ending after initial adoption. The Company has adopted the provisions of FSP FAS 157-4, and the adoption did not impact its consolidated financial statements.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 and the unaudited interim consolidated financial statements and the related condensed notes to unaudited interim consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

•	the ability of the Mago® 4 or Mago® 4S to be a source of revenue growth for us;

•	our ability to receive financial benefits or achieve improved operating results after the commercial release of the Mago® 4 or Mago® 4S;

•	the ability of the Mago® 4 or Mago® 4S to be a factor in our growth;

•	the ability of the Mago® 4 or Mago® 4S to expand the menu of test kits we offer;

•	making derivations of and upgrades to the Mago® our primary platforms for marketing our kits;

•	our ability to successfully market the Mago® 4 or Mago® 4S;

•	our customers’ integration of the Mago® 4 or Mago® 4S into their operations;

•	our ability to successfully promote the DSX™ and DS2™ instrument systems in conjunction with our test kits on a worldwide basis;

•	the success of our comprehensive review of our business plans and operations and the initiatives we may implement based on the results of such review;

•

our ability to improve our competitive position to the extent anticipated, or at all, as a result of our comprehensive review of our business plans and operations and the initiatives we may implement based on the results of such review;

•

the impact on our financial condition, operating results and cash flows of the expenses which we may incur as a result of the initiatives we may implement based on the results of our comprehensive review of our business plans and operations, including the risk that our expenses relating to such initiatives may not decrease in the current and future periods from the level of expenses incurred during the six months ended June 30, 2009 in connection with the review and the risk that such expenses may continue for longer than anticipated;

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

•	our ability to utilize our net operating losses and its impact on our financial condition and operating results;

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

Kennedy and Umbria LLC are collectively known as the Debregeas-Kennedy Group. As a result of Patrice R. Debregeas’ purchases of outstanding shares of our common stock during June 2009, as described in further detail in Part II, Item 2, of this Quarterly Report on Form 10-Q, the Debregeas-Kennedy Group owns approximately 72.4% of the outstanding shares of our common stock.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

OVERVIEW

Net loss for the six months ended June 30, 2009 was $1,975,000 compared to net income of $642,000 for the same period of 2008. Operating loss was $1,989,000 in the six months ended June 30, 2009 compared to operating income of $478,000 in the same period of 2008. The net loss and operating loss resulted primarily from declines in revenue and gross profit, and from higher general and administrative expenses. Revenues decreased by $1,225,000 to $9,380,000 in the six months ended June 30, 2009 from $10,605,000 in the same period of 2008, primarily due to a decrease in net revenues from Italian operations, including the effect of currency fluctuations, as well as a decline in domestic net revenues. The decrease in gross profit of $1,197,000 to $5,246,000 in the six months ended June 30, 2009 from $6,443,000 in the six months ended June 30, 2008 was primarily the result of the decrease in revenue, as well as the effect of currency fluctuations. Gross profit as a percentage of net revenues decreased to 55.9% in the six months ended June 30, 2009 from 60.8% in the six months ended June 30, 2008, principally as the result of a decrease in Italian sales prices and an increase in domestic manufacturing costs. Operating expenses increased $1,269,000 to $7,234,000 in the six months ended June 30, 2009 principally as a result of an increase in domestic general and administrative expenses due principally to the costs we incurred in connection with our comprehensive review of our business plans and operations, which we initiated during the six months ended June 30, 2009 with the goal of improving our competitive position. Selling expenses increased $289,000, while research and development expenses decreased $63,000, during the six months ended June 30, 2009. Additionally, total other income decreased by $146,000 due principally to decreases in interest income. No significant fluctuations occurred in our income tax provision during the six months ended June 30, 2009 compared to the same period last year.

NET REVENUES AND GROSS PROFIT

Six months ended June 30,	2009	2008	Period over Period Increase (Decrease)

Net Revenues
Domestic	$6,441,000	$6,915,000	$(474,000)
Italian	2,939,000	3,690,000	(751,000)

Total	9,380,000	10,605,000	(1,225,000)

Cost of Sales	4,134,000	4,162,000	(28,000)

Gross Profit	$5,246,000	$6,443,000	$(1,197,000)
% of Total Net Revenues	55.9%	60.8%

Net revenues for the six months ended June 30, 2009 decreased $1,225,000, or 11.6%, from the six months ended June 30, 2008. This decrease was comprised of decreases of $751,000 in net revenues from Italian operations and $474,000 in net revenues from domestic operations. Contributing to the decline in net revenues is the effect of a decrease of $454,000 in Italian revenues due to fluctuation of the United States dollar relative to the Euro, as further discussed in “Currency Fluctuations” below. Additionally, it is our belief that the existing global economic conditions contributed to the decline in net revenues for both the domestic and Italian segments. As measured in Euros, revenues from Italian operations in the first six months of 2009 decreased 8.1% compared to the first six months of 2008. In addition to the volume declines resulting from the global economic conditions mentioned above, the decrease in revenues from Italian operations was principally due to sales price declines for our sales within Italy, which were slightly offset by volume increases in allergy product sales to our international distributors. Domestic net revenues decreased by 6.9% from the same period in 2008. In addition to the volume declines resulting from the global economic conditions mentioned above, the decline in domestic revenue was primarily due to a decline in revenue from our autoimmune products, including backorders of one such product, as well as comparatively smaller declines in contract manufacturing and instrument sale revenue. Gross profit in the six months ended June 30, 2009 decreased $1,197,000, or 18.6%, from the comparable period of 2008. The decrease in gross profit was primarily attributable to the decline in net revenues, including the effect of exchange rate fluctuations described above. The sales price declines from Italian operations discussed above also contributed to the decrease in gross profit as a percentage of net revenues to 55.9% in the six months ended June 30, 2009 from 60.8% in the six months ended June 30, 2008, as did an increase in domestic manufacturing costs and unfavorable manufacturing variances.

OPERATING EXPENSES

Six months ended June 30,	2009	% of Revenue	2008	% of Revenue	Period over Period Increase (Decrease)

Selling Expenses
Domestic	$1,852,000	19.7%	$1,541,000	14.5%	$311,000
Italian	918,000	9.8%	940.000	8.9%	(22,000)

Total	2,770,000	29.5%	2,481,000	23.4%	289 ,000

General and Administrative	3,638,000	38.8%	2,596,000	24.5%	1,042,000

Research and Development	826,000	8.8%	889,000	8.4%	(63,000)

Total Operating Expenses	$7,234,000	77.1%	$5,966,000	56.3%	$1,268,000

Selling expenses increased $289,000 in the six months ended June 30, 2009 compared to the same period of 2008. As a percentage of net revenue, selling expenses increased to 29.5% of net revenues in the six months ended June 30, 2009 compared to 23.4% of net revenues in the same period of 2008. The increase in domestic selling expenses of $311,000 was principally the result of costs associated with increased professional fees incurred in connection with our comprehensive review of our business plans and operations initiated during 2009 with the goal of improving our competitive position. Additionally, domestic selling expenses increased as a result of an increase in personnel as we filled open sales positions in domestic territories, as well as increased travel costs. The decrease of $22,000 in Italian selling expenses was principally the result of the effect of currency fluctuations. Excluding the effects of the fluctuation in exchange rates, Italian selling expenses increased 78,000 Euro principally due to increased labor costs. General and administrative expenses increased $1,042,000 in the six months ended June 30, 2009 compared to the same period of 2008 principally due to increased professional fees, as well as higher travel and severance expenses, incurred in connection with our comprehensive review of our business plans and operations initiated during 2009 with the goal of improving our competitive position. We expect that both selling and general and administrative costs associated with this review will continue into 2010 as a result of our implementation of initiatives based on the results of the review, although at a lower rate than incurred in the six months ended June 30, 2009. Research and development expenses decreased $63,000 in the six months ended June 30, 2009 compared to the same period of 2008. Domestic research and development expenses decreased by $52,000 in the six months ended June 30, 2009 due primarily to expenses incurred during 2008 associated with the validation of our text kits on the DSX™ and DS2™ instrument systems that we began to promote in conjunction with our test kits. Italian research and development costs decreased by $11,000 compared to the six months ended June 30, 2008. Excluding the effect of exchange rate fluctuations, Italian research and development expenses increased from 353,000 Euro in the six months ended June 30, 2008 to 399,000 Euro in the six months ended June 30, 2009 due to an increase in instrumentation development costs related to the Mago® 4 and Mago® 4S, our anticipated future platforms for marketing our kits. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

INCOME (LOSS) FROM OPERATIONS

Loss from operations was $1,989,000 during the six months ended June 30, 2009 compared to income from operations of $478,000 during the six months ended June 30, 2008. Loss from operations in the six months ended June 30, 2009 was composed of a loss from domestic operations of $1,448,000 and a loss from Italian operations of $542,000. Income from operations in the six months ended June 30, 2008 was composed of income from domestic operations of $441,000 and income from Italian operations of $38,000. Domestic operations include corporate expenditures, including costs required to maintain our status as a public company.

OTHER INCOME, NET

Interest income decreased to $13,000 in the six months ended June 30, 2009 from $140,000 in the same period of 2008 due principally to significantly lower average yields, on lower average cash balances invested, that are available in the current economic environment on select money market instruments in which we have invested in accordance with our investment policy. Additionally, our interest income in 2008 included the benefit of above market penalty rates received by us as a result of our prior investments in auction rate securities which had experienced failed auctions. Other income, net totaled $70,000 during the six months ended June 30, 2009, compared to $89,000 in the six months ended June 30, 2008. Amounts included in other income, net in the six months ended June 30, 2009 and 2008 were primarily net foreign currency gains on transactions, particularly by our Italian subsidiary, which were denominated in currencies other than the subsidiary’s functional currency.

INCOME TAX PROVISION

During the six months ended June 30, 2009 and 2008, we recorded income tax provisions of $70,000 and $65,000, respectively. Included in the foreign current income tax provision for the six months ended June 30, 2009 was $20,000 resulting from an assessment related to the settlement of audit issues for the 2005 tax year. The remaining current portion of our tax provisions in both the six months ended June 30, 2009 and 2008 relates to Italian local income taxes based upon applicable statutory rates effective in Italy, while the deferred tax provision in these same periods relates to domestic tax deductible goodwill. No current domestic tax provision was recorded during the six months ended June 30, 2009 despite our domestic losses because we had a full valuation allowance against the domestic net deferred income tax assets. No current domestic tax provision was recorded during the six months ended June 30, 2008 due to the expected utilization of prior period net operating losses to offset current domestic taxable income.

NET INCOME (LOSS)

We generated a net loss of $1,975,000 in the six months ended June 30, 2009 compared to net income of $642,000 in the same period of 2008. Our basic and diluted net loss per common share was $0.07 in the six months ended June 30, 2009 compared to basic and diluted net income per common share of $0.02 in the six months ended June 30, 2008. Net loss in the six months ended June 30, 2009 and net income in the six months ended June 30, 2008 resulted primarily from the various factors discussed above.

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

OVERVIEW

Net loss totaled $1,510,000 in the three months ended June 30, 2009 compared to net income of $297,000 during the three months ended June 30, 2008. Operating loss was $1,590,000 during the three months ended June 30, 2009 compared to operating income of $295,000 in the three months ended June 30, 2008. The net loss and operating loss resulted primarily from declines in revenue and gross profit, and from higher general and administrative and selling expenses. Revenues decreased by $702,000 to $4,661,000 in the three months ended June 30, 2009 from $5,363,000 in the same period of 2008, primarily due to a decrease in net revenues from Italian operations, including the effect of currency fluctuations, as well as a decline in domestic net revenues. The decrease in gross profit of $754,000 to $2,472,000 in the three months ended June 30, 2009 from $3,226,000 in the three months ended June 30, 2008 was primarily the result of the decrease in revenue, as well as the effect of currency fluctuations. Gross profit as a percentage of net revenues declined to 53.0% in the three months ended June 30, 2009 from 60.2% in the three months ended June 30, 2008 primarily as a result of an increase in domestic manufacturing costs and a decline in manufacturing efficiencies. Operating expenses increased $1,132,000 in the three months ended June 30, 2009 compared to the same period last year principally as a result of an increase in domestic general and administrative expenses, as well as domestic selling expenses, incurred in connection with our comprehensive review of our business plans and operations, which we initiated during 2009 with the goal of improving our competitive position. Additionally, other income increased by $91,000 in the three months ended June 30, 2009 compared to the same period last year principally as a result of increased foreign currency gains partially offset by declines in interest income. No significant fluctuations occurred in the income tax provision during the three months ended June 30, 2009 compared to the same period last year.

NET REVENUES AND GROSS PROFIT

Three months ended June 30,	2009	2008	Period over Period Increase (Decrease)

Net Revenues
Domestic	$3,140,000	$3,452,000	$(312,000)
Italian	1,521,000	1,911,000	(390,000)

Total	4,661,000	5,363,000	(702,000)

Cost of Sales	2,189,000	2,137,000	52,000

Gross Profit	$2,472,000	$3,226,000	$(754,000)
% of Total Net Revenues	53.0%	60.2%

Net revenues for the three months ended June 30, 2009 decreased $702,000, or 13.1%, from the three months ended June 30, 2008. This decrease was comprised of a decrease in net revenues from Italian operations of $390,000, and a decrease in net revenues from domestic operations of $312,000. Contributing to the decline in net revenues is the effect of a decrease of $230,000 in Italian revenues due to the fluctuation of the United States dollar relative to the Euro, as further discussed in “Currency Fluctuations” below. Additionally, it is our belief that the existing global economic conditions contributed to the decline in net revenues for both the domestic and Italian segments. As measured in Euros, Italian revenues in the three months ended June 30, 2009 decreased 8.4% compared to revenues generated in the same period of 2008 principally due to volume declines in our autoimmune product sales within Italy, partially offset by increases in allergy product sales to our international distributors. In addition to the effect of the volume declines resulting from the global economic conditions discussed above, the decrease in net revenues from domestic operations was primarily the result of a decline in revenue from our autoimmune products, including backorders of one such product. Gross profit in the three months ended June 30, 2009 decreased $754,000, or 23.4%, from the comparable period of 2008. The decrease in gross profit was primarily attributable to the decline in net revenues, including the effect of exchange rate fluctuations described above. The decrease in gross profit as a percentage of net revenues to 53.0% in the three months ended June 30, 2009 from 60.2% in the three months ended June 30, 2008 was principally attributable to a decline in domestic gross profit due to an increase in domestic manufacturing costs and unfavorable manufacturing variances.

OPERATING EXPENSES

Three months ended June 30,	2009	% of Revenue	2008	% of Revenue	Period over Period Increase (Decrease)

Selling Expenses
Domestic	$1,076,000	23.1%	$817,000	15.2%	$259,000
Italian	565,000	12.1%	497,000	9.3%	68,000

Total	1,641,000	35.2%	1,314,000	24.5%	327,000

General and Administrative	2,025,000	43.5%	1,178,000	22.0%	847,000

Research and Development	397,000	8.5%	439,000	8.2%	(42,000)

Total Operating Expenses	$4,063,000	87.2%	$2,931,000	54.7%	$1,132,000

Selling expenses increased $327,000 in the three months ended June 30, 2009 compared to the same period of 2008. The increase in domestic selling expenses of $259,000 was principally the result of costs associated with professional fees incurred in connection with our comprehensive review of our business plans and operations initiated during 2009 with the goal of improving our competitive position. Additionally, domestic selling expenses also increased as a result of an increase in personnel as we filled open sales positions in domestic territories, as well as increased travel costs. The increase in Italian selling expenses of $68,000 is principally due to an increase in labor costs, primarily as a result of the reallocation of personnel described below, as well as additional promotional costs. General and administrative expenses increased by $847,000 in the three months ended June 30, 2009 compared to the same period of 2008 principally due to increased professional fees and severance costs, as well as higher travel expenses, incurred in connection with our comprehensive review of our business plans and operations initiated during 2009 with the goal of improving our competitive position. Research and development expenses decreased $42,000 in the three months ended June 30, 2009 compared to the same period of 2008 principally due to the effect of exchange rate fluctuations. Italian research and development expenses decreased from 172,000 Euro in the three months ended June 30, 2008 to 164,000 Euro in the three months ended June 30, 2009 due to decreases in research in hepatitis development costs as personnel were allocated to other departments while we await authorization for “CE Marking” in the European Union, offset by an increase in instrumentation development costs related to the Mago® 4 and Mago® 4S, our anticipated future platforms for marketing our kits. This reallocation of personnel is expected to continue until “CE Marking” is received. Domestic research and development expenses increased minimally in the three months ended June 30, 2009 compared to the same period in 2008. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

INCOME (LOSS) FROM OPERATIONS

Loss from operations totaled $1,590,000 during the three months ended June 30, 2009 compared to income from operations of $295,000 in the three months ended June 30, 2008. Loss from operations in the three months ended June 30, 2009 was composed of a loss from domestic operations of $1,190,000 and loss from Italian operations of $392,000. Income from operations in the three months ended June 30, 2008 was composed of income from domestic operations of $254,000 and income from Italian operations of $34,000. Domestic operations include corporate expenditures, including costs required to maintain our status as a public company.

OTHER INCOME, NET

Interest income decreased to $8,000 in the three months ended June 30, 2009 from $45,000 in the same period of 2008 due principally to lower average yields, on lower average cash balances invested, that are available in the current economic environment on select money market instruments in which we have invested in accordance with our investment policy. Other income, net totaled $119,000 during the three months ended June 30, 2009, compared to other expense, net of $9,000 in the three months ended June 30, 2008. Amounts included in other income, net in the three months ended June 30, 2009 and other expense, net in the three months ended June 30, 2008 were primarily net foreign currency gains and losses, respectively, on transactions, particularly by our Italian subsidiary, which were denominated in currencies other than the subsidiary’s functional currency.

INCOME TAX PROVISION

During the three months ended June 30, 2009 and 2008, we recorded income tax provisions of $47,000 and $34,000, respectively. Included in the foreign current income tax provision for the three months ended June 30, 2009 was $20,000 resulting from an assessment related to the settlement of audit issues for the 2005 tax year. The remaining current portion of our tax provisions in both the three months ended June 30, 2009 and 2008 relates to Italian local income taxes based upon applicable statutory rates effective in Italy, while the deferred tax provision in these same periods relates to domestic tax deductible goodwill.

No current domestic tax provision was recorded during the three months ended June 30, 2009 despite our domestic losses because we had a full valuation allowance against the domestic net deferred income tax assets. No current domestic tax provision was recorded during the three months ended June 30, 2008 due to the expected utilization of prior period net operating losses to offset current domestic taxable income.

NET INCOME (LOSS)

We generated a net loss of $1,510,000 in the three months ended June 30, 2009 compared to net income of $297,000 in the same period of 2008. Our basic and diluted net loss per common share was $0.05 in the three months ended June 30, 2009 compared to basic and diluted net income per common share of $0.01 in the three months ended June 30, 2008. Net loss in the three months ended June 30, 2009 and net income in the three months ended June 30, 2008 resulted primarily from the various factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, our working capital was $13,315,000 compared to $15,304,000 at December 31, 2008. Cash and cash equivalents totaled $6,282,000 at June 30, 2009, as compared to $4,421,000 at December 31, 2008. Short-term marketable debt securities totaled $0 at June 30, 2009 and $4,100,000 at December 31, 2008.

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

Net cash flows used in operating activities totaled $1,716,000 during the six months ended June 30, 2009 and $2,211,000 during the six months ended June 30, 2008. Cash used by operating activities during the six months ended June 30, 2009 was due to our net loss of $1,975,000 and by cash used due to changes in operating assets and liabilities of approximately $140,000, partially offset by cash provided by non-cash items of $398,000. The non-cash items include depreciation and amortization, a net recovery of doubtful accounts receivable, non-cash compensation and deferred income taxes. Cash used by changes in operating assets and liabilities was primarily due to $462,000 utilized as a result of increases in inventory. Partially offsetting this amount was cash of $191,000 provided as a result of increases in accounts payable and accrued expenses and $156,000 provided as a result of increases in other long-term liabilities. Cash used in the six months ended June 30, 2008 was principally the result of the payment of approximately $2,100,000 of severance costs accrued for estimated costs associated with management and other personnel changes that occurred, or were being negotiated, during the fourth quarter of 2007. In addition to the payment of accrued severance costs, cash of approximately $111,000 was also used by operating activities during the six months ended June 30, 2008, primarily as a result of the cash used in operating assets and liabilities, partially offset by cash provided to operations from the combination of net income for the period of $642,000 and non-cash items. The non-cash items, which totalled $309,000, included principally depreciation and amortization. In addition to the previously discussed severance payments, cash used by changes in operating assets and liabilities in the six months ended June 30, 2008 was primarily the result of cash utilized as a result of increases in outstanding accounts receivable in Italy.

Net cash flows of $3,615,000 were provided by investing activities during the six months ended June 30, 2009, as compared to $1,488,000 provided by investing activities during the same period of the prior year. The increase in cash provided by investing activities was primarily the result of our exercise during the first quarter of 2009 of Auction Rate Security Rights we received as part of our settlement from UBS in 2008 to redeem our investments in auction rate securities at their par value of $4,100,000. Cash flows provided from investing activities during the six months ended June 30, 2008 were primarily the result of our net sales of marketable securities of $1,925,000.

There were no financing activities during either of the six-month periods ended June 30, 2009 or 2008.

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

Our principal source of short term liquidity is existing cash and cash equivalents, which we believe will be sufficient to meet our operating needs and anticipated capital expenditures over at least the next twelve months. Additionally, we may need to utilize cash to assist our Italian subsidiary, Delta Biologicals, in maintaining its compliance with capital requirements established by Italian law. For the long term, we intend to utilize principally existing cash and cash equivalents, as well as internally generated funds, which are anticipated to be derived primarily from the sale of existing diagnostic and instrumentation products and diagnostic and instrumentation products currently under development. To the extent that these sources of liquidity are insufficient, we may consider issuing debt or equity securities, incurring indebtedness or curtailing, delaying or reducing our operations.

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

REVENUE RECOGNITION

A principal source of revenue is our “reagent rental” program in which customers make reagent kit purchase commitments with us that usually last for a period of three to five years. In exchange, we typically include a Mago® Plus instrument, or beginning in 2009, potentially a DSX™ or DS2™ instrument system, which in either case remains our property. We also include any required instrument service. Both the instrumentation and service are paid for by the customer through these reagent kit purchases over the life of the commitment. We recognize revenue from the reagent kit sales when title passes, which is generally at the time of shipment. Should actual reagent kit or instrument failure rates significantly increase, our future operating results could be negatively impacted by increased warranty obligations and service delivery costs.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain allowances for doubtful accounts, particularly in Italy for the operations of our Italian subsidiary, for estimated losses resulting from the inability of our customers to make required payments. In many instances our receivables in Italy, while currently due and payable, take in excess of a year to collect. Additionally, we may receive payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances. Consequently, we may consider the potential receipt of those types of payments in determining our allowance for doubtful accounts. If contemplated payments are not received when expected or at all, if negotiated agreements are not complied with in a timely manner or at all, or if the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, then our operating results could be materially adversely affected during the period in which we make the determination to increase the allowance for doubtful accounts. Our allowances for doubtful accounts were $354,000 and $358,000 at June 30, 2009 and December 31, 2008, respectively. A net recovery of losses on accounts receivable of $5,000 was recorded in the six months ended June 30, 2009, while a net provision for losses of $8,000 was recorded in the six months ended June 30, 2008.

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

Inventory reserves were $489,000 and $460,000 as of June 30, 2009 and December 31, 2008, respectively. Included in our inventory balance at June 30, 2009 was approximately $200,000 in Mago® 4 and Mago® 4S instrumentation and instrument components in anticipation of our pending commercial product launches and $195,000 of raw material inventory, substantially all of which has shelf life exceeding five years, relating to our hepatitis product, which is currently pending regulatory approval based upon our January 2008 submission requesting “CE Marking” in the European Union.

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

INCOME TAXES

We have experienced net losses from operations. Accounting principles generally accepted in the United States require that we record a valuation allowance against the deferred tax asset associated with these losses if it is “more likely than not” that we will not be able to utilize the net operating loss to offset future taxes. Due to the cumulative net losses from the operations of both our domestic and foreign operations, we have provided a full valuation allowance against our deferred tax assets as of June 30, 2009. Over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of our net operating loss carryforwards and other temporary differences. Upon reaching such a conclusion, and upon such time as we reverse the entire valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

Under Section 382 of the Internal Revenue Code, our ability to use our net operating loss carryforwards will be limited in the future as a result of the September 2, 2008 acquisition by the Debregeas-Kennedy Group of the approximately 72.3% of our outstanding shares of our common stock previously owned by Teva, indirectly through its wholly-owned IVAX Corporation subsidiary. The limitations of these net operating loss carryforwards did not impact our results for the six months ended June 30, 2009. As a result of these limitations, utilization of our net operating loss carryforwards is limited to approximately $900,000 per year, plus any limitations unused since the acquisition. The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the ownership change.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2009, the FASB issued SFAS 165. The objective of the standard is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition SFAS 165 requires the disclosure of the date through which the entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. We adopted the provisions of SFAS 165 during the second quarter of 2009 and the effect of the adoption on the financial statements was not material. The Company has evaluated subsequent events through August 14, 2009, which is the date these financial statements were issued.

In June 2009, the FASB issued SFAS 166. The standard is effective January 1, 2010 and eliminates the concept of a qualifying special-purpose entity; changes the requirements for derecognizing financial assets and requires enhanced disclosure to provide financial statement users with greater transparency about transfers of financial assets, including securitization transactions and an entity’s continuing involvement in and exposure to the risks related to the transfer of financial assets. We do not expect the impact of adoption to be material to our financial position and operations.

In June 2009, the FASB issued SFAS 167. The new standard amends the consolidation guidance applicable to variable interest entities and requires enhanced disclosures intended to provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. We do not expect the impact of adoption to be material to our financial position and operations.

In June 2009, the FASB also issued the Codification, which was established as the source of authoritative GAAP recognized by the FASB. The Codification will supersede all then-existing non-Securities and Exchange Commission accounting and reporting standards, and all other non-grandfathered non-Securities and Exchange Commission accounting literature not included in the Codification will become nonauthoritative. The statement is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009.

In April 2009, the FASB issued FSP FAS 107-1, which amends FASB 107 to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 107-1 also amends APB 28 to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 requires that an entity disclose in the body or in the accompanying notes of its financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FASB 107. In addition, FSP FAS 107-1 requires an entity to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. FSP FAS 107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but rather FSP FAS 107-1 requires comparative disclosures only for periods ending after initial adoption. We have adopted the provisions of FSP FAS 107-1. The adoption of FSP FAS 107-1 did not impact our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. FSP FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but rather FSP FAS 157-4 requires comparative disclosures only for periods ending after initial adoption. We adopted the provisions of FSP FAS 157-4, and the adoption did not impact our consolidated financial statements.

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

CURRENCY FLUCTUATIONS

During the six-month periods ended June 30, 2009 and 2008, approximately 31.3% and 34.8%, respectively, of our net revenues were generated in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the strength of the United States dollar against the Euro resulted in decreases in net revenues of approximately $454,000 for the six months ended June 30, 2009 compared to the same period of the prior year and $230,000 for the three months ended June 30, 2009 compared to the same period of the prior year. During the six months ended June 30, 2009 and 2008, none of our subsidiaries were domiciled in a highly inflationary environment and the impact of inflation and changing prices on our net revenues and on our loss from continuing operations was not material.

Revenues generated by our Italian subsidiary represented 31.3% of our net revenues in the six months ended June 30, 2009. Conducting an international business inherently involves a number of difficulties, risks and uncertainties, such as export and trade restrictions, inconsistent and changing regulatory requirements, tariffs and other trade barriers, cultural issues, labor and employment laws, longer payment cycles, problems in collecting accounts receivable, political instability, local economic downturns, seasonal reductions in business activity in Europe during the traditional summer vacation months and potentially adverse tax consequences.

INCOME TAXES

We recognized tax provisions of $70,000 and $65,000 during the six months ended June 30, 2009 and 2008, respectively, and tax provisions of $47,000 and $34,000 during the three months ended June 30, 2009 and 2008, respectively.

We are susceptible to large fluctuations in our effective tax rate and have thereby recognized tax expense on a discrete pro-rata basis for the six months ended June 30, 2009. No current domestic tax provision was recorded during the six months ended June 30, 2009 due to losses incurred in that period, or in the six months ended June 30, 2008 due to the expected utilization of prior period net operating losses to offset current domestic taxable income. Included in the foreign current income tax provision for each of the three and six months ended June 30, 2009 was $20,000 resulting from an assessment related to the settlement of audit issues for the 2005 tax year. The remaining foreign current income tax provisions for the six months ended June 30, 2009 and 2008 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

As of June 30, 2009, we had no net domestic or foreign deferred tax asset, as a full valuation allowance has been established against deferred tax assets. As of June 30, 2009, we had net deferred tax liabilities of $270,000 relating to tax deductible goodwill at

ImmunoVision, and we recorded a corresponding deferred tax provision of $32,000 during the six months ended June 30, 2009. Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause our provision for income taxes to vary significantly from period to period. Upon such time as we reverse the entire valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

Under Section 382 of the Internal Revenue Code, our ability to use our net operating loss carryforwards will be limited in the future as a result of the September 2, 2008 acquisition by the Debregeas-Kennedy Group of the approximately 72.3% of our outstanding shares of our common stock previously owned by Teva, indirectly through its wholly-owned IVAX Corporation subsidiary. The limitations of these net operating loss carryforwards did not impact our results for the six months ended June 30, 2009. As a result of these limitations, utilization of our net operating loss carryforwards is limited to approximately $900,000 per year, plus any limitations unused since the acquisition. The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the ownership change.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a summary of the purchases of outstanding shares of the Company’s common stock made during the quarter ended June 30, 2009 by Patrice R. Debregeas. Mr. Debregeas is the Chairman of the Company’s Board of Directors and, collectively with the other members of the Debregeas-Kennedy Group, the owner of approximately 72.4% of the outstanding shares of the Company’s common stock.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (d)
April 1 – April 30, 2009	—	$—	—	815,427
May 1 – May 31, 2009	—	$—	—	815,427
June 1 – June 30, 2009	26,313	$0.46	—	815,427
Total	26,313	$0.46	—	815,427

Mr. Debregeas purchased all 26,313 of the outstanding shares of the Company’s common stock set forth in the table above in open-market transactions intended to comply with the safe harbor requirements of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The purchase prices in these transactions ranged from $0.44 per share to $0.53 per share. None of the purchases were made as part of the Company’s share repurchase program described below.

In May 2002, the Company’s Board of Directors approved a program to repurchase up to 1,000,000 shares of the Company’s publicly held common stock from time to time, directly or through brokers or agents. In December 2002, the Company’s Board of Directors authorized an additional repurchase of up to 1,000,000 shares of the Company’s publicly held common stock under the program from time to time, directly or through brokers or agents. During the quarter ended June 30, 2009, the Company did not repurchase any shares of its common stock under the program. Since the inception of the program, the Company has repurchased an aggregate of 1,184,573 shares of its common stock and, accordingly, 815,427 shares of the Company’s common stock remain available for repurchase under the program. The share repurchase program does not have an expiration date and may be modified or discontinued at any time in the Board of Directors’ discretion.

Item 4 – Submission of Matters to a Vote of Security Holders

The 2009 Annual Meeting of Stockholders of the Company was held on June 3, 2009.

At the 2009 Annual Meeting of Stockholders, the stockholders of the Company voted to elect all five nominees for directors of the Company’s Board of Directors. The persons elected to the Company’s Board of Directors and the number of votes cast for and withheld for each nominee for director were as follows:

Director	Term of Office	For	Withheld
Patrice R. Debregeas	2012	25,613,142	685,753
Jerry C. Benjamin	2012	25,894,097	404,798
Paul F. Kennedy	2011	25,433,799	865,096
Laurent Le Portz	2010	25,677,363	621,532
Lawrence G. Meyer	2010	25,704,519	594,376

In addition to the directors elected at the 2009 Annual Meeting of Stockholders, John B. Harley, M.D., Ph.D., whose term of office expires in 2011, also serves as a member of the Company’s Board of Directors.

At the 2009 Annual Meeting of Stockholders, the stockholders of the Company voted to approve the Company’s 2009 Equity Incentive Plan. The number of votes cast for and against the Company’s 2009 Equity Incentive Plan, as well as the number of abstentions and broker non-votes with respect to the vote on the Company’s 2009 Equity Incentive Plan, were as follows:

For	Against	Abstained	Broker Non-Vote
21,149,676	378,049	6,900	4,764,270

Item 6 – Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVAX Diagnostics, Inc.

Date: August 14, 2009	By:	/s/ Mark S. Deutsch
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