Form 10-Q
period 2009-09-30
IVAX DIAGNOSTICS INC
filed 2009-11-13
CIK 1095858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

27,649,887 shares of Common Stock, $ .01 par value, outstanding as of November 11, 2009.

IVAX DIAGNOSTICS, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$4,737,133	$4,420,900
Marketable securities	—	4,100,000
Accounts receivable, net of allowances for doubtful accounts of $365,858 in 2009 and $358,268 in 2008	6,125,790	5,789,901
Inventories, net	5,023,862	4,678,069
Other current assets	240,708	271,069

Total current assets	16,127,493	19,259,939

Property, plant and equipment, net	1,858,873	1,848,637
Equipment on lease, net	631,932	210,743
Product license	682,936	682,936
Goodwill, net	870,290	870,290
Other assets	183,367	175,523

Total assets	$20,354,891	$23,048,068

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$931,797	$698,693
Accrued license payable	146,165	140,062
Accrued expenses and other current liabilities	2,788,295	3,116,755

Total current liabilities	3,866,257	3,955,510

Other long-term liabilities:
Deferred tax liabilities	285,819	238,200
Other long-term liabilities	1,076,893	902,551

Total other long-term liabilities	1,362,712	1,140,751

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding 27,649,887 in 2009 and 2008	276,498	276,498
Capital in excess of par value	41,211,079	41,065,840
Accumulated deficit	(26,145,805)	(23,013,933)
Accumulated other comprehensive loss	(215,850)	(376,598)

Total shareholders’ equity	15,125,922	17,951,807

Total liabilities and shareholders’ equity	$20,354,891	$23,048,068

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these balance sheets.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months		Nine months
Period Ended September 30,	2009	2008	2009	2008

Net revenues	$4,561,595	$5,416,859	$13,941,783	$16,022,055
Cost of sales	2,129,634	2,173,309	6,263,883	6,334,910

Gross profit	2,431,961	3,243,550	7,677,900	9,687,145

Operating expenses:
Selling	1,419,940	1,259,097	4,190,270	3,740,292
General and administrative	1,673,326	1,550,332	5,311,766	4,146,296
Research and development	456,130	428,374	1,281,818	1,316,799

Total operating expenses	3,549,396	3,237,803	10,783,854	9,203,387

Income (loss) from operations	(1,117,435)	5,747	(3,105,954)	483,758

Other income:
Interest income	3,369	25,540	16,368	165,345
Other income (expense), net	(1,476)	18,965	68,826	108,372

Total other income, net	1,893	44,505	85,194	273,717

Income (loss) before income taxes	(1,115,542)	50,252	(3,020,760)	757,475

Provision for income taxes	41,428	31,289	111,112	96,136

Net income (loss)	$(1,156,970)	$18,963	$(3,131,872)	$661,339

Net income (loss) per share
Basic and diluted	$(0.04)	$0.00	$(0.11)	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	27,649,887	27,649,887	27,649,887	27,649,887

Diluted	27,649,887	27,649,887	27,649,887	27,649,887

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount

BALANCE, December 31, 2008	27,649,887	$276,498	$41,065,840	$(23,013,933)	$(376,598)	$17,951,807
Comprehensive income:
Net loss	—	—	—	(3,131,872)	—	(3,131,872)
Translation adjustment	—	—	—	—	160,748	160,748

Comprehensive income						(2,971,124)

Stock compensation expense	—	—	145,239	—	—	145,239

BALANCE, September 30, 2009	27,649,887	$276,498	$41,211,079	$(26,145,805)	$(215,850)	$15,125,922

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of this statement.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine months Ended September 30,	2009	2008

Cash flows from operating activities:
Net income (loss)	$(3,131,872)	$661,339
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	397,731	377,805
Net (recovery) provision for doubtful accounts receivable	(25)	(164,992)
Net non-cash compensation expense	145,239	82,752
Deferred income taxes	47,619	47,619
Changes in operating assets and liabilities:
Accounts receivable	(142,455)	(619,566)
Inventories	(374,445)	(652,498)
Other current assets	31,776	(103,754)
Other assets	(183)	577
Accounts payable and accrued expenses	(167,268)	(2,428,746)
Other long-term liabilities	126,128	57,731

Net cash flows used in operating activities	(3,067,755)	(2,741,733)

Cash flows from investing activities:
Capital expenditures	(151,945)	(451,352)
Purchases of marketable securities	—	—
Proceeds from sales of marketable securities	4,100,000	1,925,000
Acquisitions of equipment on lease	(535,879)	(86,786)

Net cash flows provided by investing activities	3,412,176	1,386,862

Cash flows from financing activities:
Exercise of stock options	—	—

Net cash flows provided by financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	(28,188)	59,709

Net increase (decrease) in cash and cash equivalents	316,233	(1,295,162)
Cash and cash equivalents at the beginning of the period	4,420,900	3,900,564

Cash and cash equivalents at the end of the period	$4,737,133	$2,605,402

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) GENERAL:

The accompanying unaudited interim consolidated financial statements of IVAX Diagnostics, Inc. (the “Company,” “IVAX Diagnostics,” “we,” “us” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments necessary to state fairly the results of operations, financial position, changes in stockholders’ equity and cash flows have been made. The results of operations, financial position, changes in stockholders’ equity and cash flows for the nine months ended September 30, 2009 are not necessarily indicative of the results of operations, financial position, changes in stockholders’ equity and cash flows which may be reported for the remainder of 2009. The balance sheet as of December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

On September 2, 2008, a group comprised of Debregeas & Associes Pharma SAS, a company wholly-owned by Patrice R. Debregeas and members of his family, Paul F. Kennedy and Umbria LLC, a company wholly-owned by Mr. Kennedy, purchased from Teva Pharmaceutical Industries Limited (“Teva”) all of the approximately 72.3% of the outstanding shares of the Company’s common stock owned by Teva, indirectly through its wholly-owned IVAX Corporation subsidiary, for an aggregate purchase price of $14,000,000, or $0.70 per share. For purposes of this Quarterly Report on Form 10-Q, Debregeas & Associes Pharma SAS, Patrice R. Debregeas, Paul F. Kennedy and Umbria LLC are collectively known as the Debregeas-Kennedy Group. The Debregeas-Kennedy Group currently owns approximately 72.4% of the outstanding shares of the Company’s common stock.

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

The following chart summarizes options outstanding as of September 30, 2009 and changes during the nine months ended September 30, 2009, in each case, under the 2009 Plan and the Prior Plans for options granted by the Company:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2008	1,127,249	$2.55

Granted	200,000	0.42
Expired	(65,900)	2.19
Terminated	(121,233)	1.78
Exercised	—	—

Outstanding at September 30, 2009	1,140,116	$2.26

During the nine months ended September 30, 2009, compensation expense of $145,239 was incurred in connection with options granted during and prior to the nine months ended September 30, 2009 under the Performance Plan and the 2009 Plan, including an aggregate of approximately $67,000 which was incurred in connection with 100,000 options granted under the Performance Plan and 100,000 options granted under the 2009 Plan during the nine months ended September 30, 2009. The 100,000 options granted under the Performance Plan had a grant date fair value of $0.29 per share while the 100,000 options granted under the 2009 Plan had a grant date fair value of $0.38 per share. All options granted during 2009 vested immediately. No options were granted during the three months ended September 30, 2009.

(3) CASH EQUIVALENTS AND MARKETABLE SECURITIES:

The Company considers certain short-term investments in marketable debt securities with original maturities of three months or less to be cash equivalents.

Substantially all cash and cash equivalents are presently held at one international securities brokerage firm, UBS. Accordingly, the Company is subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver the Company’s securities or if the brokerage firm should become bankrupt or otherwise insolvent. It is the Company’s policy to invest in select money market instruments, United States treasury investments, municipal and other government agency securities and corporate issuers. Realized gains and losses from sales of marketable securities are based on the specific identification method. For the nine months ended September 30, 2009 and 2008, realized gains and losses were not material, as recorded book value approximated fair value. At September 30, 2009 and December 31, 2008, the Company owned short-term marketable securities totaling $0 and $4,100,000, respectively.

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

(4) FAIR VALUE MEASUREMENT:

Effective January 1, 2008, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (the “FASB”) regarding fair value measurements. This accounting guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date and establishes a three-level fair value hierarchy for disclosure to show the extent and level of judgment used to estimate fair value measurements. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

In accordance with the accounting guidance, the following table, which does not include cash on hand, represents the Company’s fair value hierarchy for its financial assets (cash equivalents and available for sale investments) at September 30, 2009 and December 31, 2008:

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents at September 30, 2009
Money market funds	$2,943,410	$2,943,410	$—	$—

Total financial assets at September 30, 2009	$2,943,410	$2,943,410	$—	$—

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents at December 31, 2008
Money market funds	$1,534,149	$1,534,149	$—	$—

Marketable Securities:
Auction rate securities	3,439,437	—	—	3,439,437
Rights (See Note 3)	660,563	—	—	660,563

Total financial assets at December 31, 2008	$5,634,149	$1,534,149	$—	$4,100,000

As discussed in Note 3, Cash Equivalents and Marketable Securities, on January 2, 2009, the Company exercised the Rights it received from UBS and, on January 5, 2009, received all of the $4,100,000 par value of the Company’s investments in auction rate securities.

The following table provides a summary of changes in fair value of the Company’s investments in auction rate securities (Level 3) during the nine months ended September 30, 2009 and 2008:

Nine months Ended September 30,	2009	2008
Marketable securities (short-term and long-term) at beginning of period	$4,100,000	$6,025,000
Exercise of Rights from UBS	(4,100,000)	—
Sale of auction rate securities (other than through exercise of Rights from UBS)	—	(1,925,000)
Unrealized gain (loss) included in other comprehensive income	—	(339,025)

Balance at end of period	$—	$3,760,975

(5) INVENTORIES, NET:

Inventories, net consist of the following:

	September 30, 2009	December 31, 2008
Raw materials	$825,333	$783,186
Work-in-process	1,046,772	1,019,564
Finished goods	3,151,757	2,875,319

Total inventories, net	$5,023,862	$4,678,069

In accordance with the Company’s inventory accounting policy, total inventories at September 30, 2009 and December 31, 2008 included components for current or future versions of products and instrumentation. Amounts included at September 30, 2009 include approximately $285,000 in Mago® 4 and Mago® 4S instrumentation and instrument components in anticipation of the future commercial product launches. On September 30, 2009, the Company filed a 510(k) premarket submission with the U.S. Food and Drug Administration (the “FDA”) for the Mago® 4S, its next -generation fully automated Enzyme-linked Immunosorbent Assay (“ELISA”) system for autoimmune and infectious disease testing that the Company intends to market in the U.S. The Company has received feedback from the FDA requesting that the Company provide additional analytics and clinical test data, and the Company is working with the FDA to provide the requested information and expedite the approval process. Inventory amounts at September 30, 2009 also included $195,000 of inventory relating to the Company’s hepatitis product, substantially all of which has shelf life exceeding five years, which is currently pending regulatory approval based upon the Company’s January 2008 submission requesting “CE Marking” in the European Union. At December 31, 2008, Mago® 4 and Mago® 4S instrumentation and instrument components inventory was $150,000 and hepatitis-related inventory was $195,000.

(6) PRODUCT LICENSE:

In September 2004, the Company entered into a license agreement with an Italian diagnostics company to obtain a perpetual, worldwide, royalty-free license of product technology used by the Italian diagnostics company. This licensed hepatitis product technology is existing technology, which the Italian diagnostics company had developed and successfully commercialized to manufacture hepatitis products sold by them and for which it had already received “CE Marking” approval from the European Union. Through the acquisition of this existing technology in its current form, the Company also expects to be able to derive revenue from the manufacture and sale of new hepatitis products. In exchange for the Italian diagnostics company’s assistance in transferring the know-how of the manufacturing technology, the Company agreed to pay a total of 1,000,000 Euro, in the form of four milestone payments, upon the Italian diagnostics company’s achievement of certain enumerated performance objectives related to the transfer of such existing technology. Three of the four required milestone payments, totaling 900,000 Euro, were made in prior years. The remaining milestone payment of $146,165 is included in accrued license payable in the accompanying consolidated balance sheet as of September 30, 2009. The Company is now working with the Italian diagnostics company to achieve the remaining performance objective, which includes, among others, the condition for the Company to receive authorization for “CE Marking” in the European Union. The application for “CE Marking” was filed in January 2008 and, based upon the Company’s completion of requirements specified by the applicable notifying body in July 2009, the Company expects to pay the remaining milestone payment/license payable in the first quarter of 2010 upon receipt of the authorization for “CE Marking.”

(7) EARNINGS PER SHARE:

A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

Period Ended September 30,	Three months		Nine months
	2009	2008	2009	2008

Basic weighted average shares outstanding	27,649,887	27,649,887	27,649,887	27,649,887
Effect of dilutive securities – stock options	—	—	—	—

Diluted weighted average shares outstanding	27,649,887	27,649,887	27,649,887	27,649,887

Not included in the calculation of diluted earnings per share because their impact is antidilutive:
Stock options outstanding	1,140,116	1,079,449	1,140,116	1,079,449

(8) INCOME TAXES:

The provision for income taxes consists of the following:

Period Ended September 30,	Three months		Nine months
	2009	2008	2009	2008
Current:
Domestic	$—	$—	$—	$—
Foreign	25,555	15,416	63,493	48,517
Deferred:
Domestic	15,873	15,873	47,619	47,619
Foreign	—	—	—	—

Total provision for income taxes	$41,428	$31,289	$111,112	$96,136

The Company is susceptible to large fluctuations in its effective tax rate and has thereby recognized tax expense on a discrete pro-rata basis for the nine months ended September 30, 2009. No current domestic tax provision was recorded during the three or nine months ended September 30, 2009 due to the increase in the valuation allowance to offset the benefit of domestic losses or during the three or nine months ended September 30, 2008 due to the expected utilization of prior period net operating losses to offset current domestic taxable income. Included in the foreign current income tax provision for the nine months ended September 30, 2009 was $20,000 resulting from an assessment related to the settlement of Italian tax audit issues for the 2005 tax year. The remaining foreign current income tax provisions for the three and nine months ended September 30, 2009 and 2008 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

As of September 30, 2009 and December 31, 2008, the Company has established a full valuation allowance on both its domestic and foreign net deferred tax assets, which are primarily comprised of net operating loss carryforwards. Due to the cumulative net losses from the operations of both domestic and foreign operations, the Company had no net deferred tax asset as of September 30, 2009 or December 31, 2008. As of September 30, 2009 and December 31, 2008, the Company had net deferred tax liabilities relating to tax deductible goodwill of $285,819 and $238,200, respectively, and recorded a corresponding deferred tax provision of $47,619 during the nine months ended September 30, 2009. Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause the provision for income taxes to vary significantly from period to period.

Under Section 382 of the Internal Revenue Code, the Company’s ability to use its net operating loss carryforwards will be limited in the future as a result of the September 2, 2008 acquisition by the Debregeas-Kennedy Group of the approximately 72.3% of the outstanding shares of the Company’s common stock previously owned by Teva, indirectly through its wholly-owned IVAX Corporation subsidiary. As a result of that acquisition, the Company’s ability to utilize net operating loss carryforwards to offset any future taxable income is currently limited to $900,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 2, 2008 acquisition date. The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the ownership change. The Company’s results for the nine months ended September 30, 2009 were not impacted by the limitations on the Company’s ability to use its net operating loss carryforwards.

(9) COMPREHENSIVE INCOME (LOSS):

The components of the Company’s comprehensive income (loss) are as follows:

	Three months		Nine months
Period Ended September 30,	2009	2008	2009	2008

Net income (loss)	$(1,156,970)	$18,963	$(3,131,872)	$661,339
Unrealized loss on marketable securities	—	(98,900)	—	(339,025)
Foreign currency translation adjustments	158,061	(433,346)	160,748	(159,297)

Comprehensive income (loss)	$(998,909)	$(513,283)	$(2,971,124)	$163,017

(10) CONCENTRATION OF CREDIT RISK:

The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts as required. The Company’s accounts receivable are generated from sales made from both the United States and Italy. As of September 30, 2009 and December 31, 2008, $4,422,883 and $3,890,358, respectively, of the Company’s total net accounts receivable were due in Italy. Of the total net accounts receivable, 50.7% at September 30, 2009 and 50.9% at December 31, 2008 were due from hospitals and laboratories controlled by the Italian government. The Company maintains allowances for doubtful accounts, particularly in Italy where payment cycles are longer than in the United States, for potential credit losses based on the age of the accounts receivable and the results of the Company’s periodic credit evaluations of its customers’ financial condition. Additionally, the Company periodically receives payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances. The Company may have anticipated collection of these amounts through a payment as described above and, therefore, not provided an allowance for doubtful accounts for these amounts. Future payments by governmental regions in Italy are possible and, as a result, the Company may consider the potential receipt of those payments in determining its allowance for doubtful accounts. If contemplated payments are not received when expected, or if negotiated agreements are not complied with in a timely manner or cancelled, the Company may provide additional allowances for doubtful accounts.

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

Net Revenues by Region Period Ended September 30,	Three months		Nine months
	2009	2008	2009	2008

Domestic
External net revenues	$3,196,772	$3,914,241	$9,637,960	$10,829,579
Intercompany revenues	161,612	287,583	587,666	684,125

	3,358,384	4,201,824	10,225,626	11,513,704

Italian
External net revenues	1,364,823	1,502,618	4,303,823	5,192,476
Intercompany revenues	16,706	44,791	45,569	115,442

	1,381,529	1,547,409	4,349,392	5,307,918

Elimination	(178,318)	(332,374)	(633,235)	(799,567)

Consolidated net revenues	$4,561,595	$5,416,859	$13,941,783	$16,022,055

Income (Loss) from Operations by Region Period Ended September 30,	Three months		Nine months
	2009	2008	2009	2008

Domestic	$(667,019)	$155,893	$(2,115,017)	$597,314
Italian	(453,660)	(144,990)	(996,460)	(106,848)
Elimination	3,244	(5,156)	5,523	(6,708)

Income (loss) from operations	$(1,117,435)	$5,747	$(3,105,954)	$483,758

Total Assets by Region	September 30, 2009	December 31, 2008

Domestic	$12,015,093	$14,578,460
Italian	8,339,798	8,469,608

Total assets	$20,354,891	$23,048,068

Goodwill by Region	September 30, 2009	December 31, 2008

Domestic	$870,290	$870,290
Italian	—	—

Total goodwill	$870,290	$870,290

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

(13) RECENTLY ISSUED ACCOUNTING STANDARDS:

In October 2009, the FASB issued amended revenue recognition authoritative guidance for arrangements with multiple deliverables. The new authoritative guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (“VSOE”), vendor objective evidence (“VOE”) or third-party evidence (“TPE”) is unavailable. This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011, with earlier application permitted as of the beginning of any prior fiscal year. Full retrospective application of the new guidance is optional. The Company is currently assessing the impact that the implementation of this new guidance will have on the Company’s financial position and operations.

In October 2009, the FASB issued authoritative guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011, with earlier application permitted as of the beginning of any prior fiscal year. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the Company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company is currently assessing the impact that the implementation of this new guidance will have on the Company’s financial position and operations.

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single authoritative source of GAAP recognized by the FASB. The Codification superseded all previously-existing non-Securities and Exchange Commission accounting and reporting standards, and all other non-grandfathered non-Securities and Exchange Commission accounting literature not included in the Codification became nonauthoritative. The Codification was effective for interim and annual reporting periods ending after September 15, 2009. The Company adopted the Codification for the quarter ended September 30, 2009. The Company’s adoption of the Codification did not have any impact on the Company’s financial position and operations as this change is disclosure-only in nature.

In June 2009, the FASB issued authoritative guidance which amends the consolidation guidance applicable to variable interest entities and requires enhanced disclosures intended to provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This guidance will be effective beginning with the Company’s consolidated financial statements for the year ending December 31, 2010 and the quarterly periods thereof. The Company does not expect the impact of adoption to be material on its financial position and operations.

In June 2009, the FASB issued authoritative guidance which eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and requires enhanced disclosure to provide financial statement users with greater transparency about transfers of financial assets, including securitization transactions and an entity’s continuing involvement in and exposure to the risks related to the transfer of financial assets. This guidance will be effective beginning with the Company’s consolidated financial statements for the year ending December 31, 2010 and the quarterly periods thereof. The Company does not expect the impact of adoption to be material on its financial position and operations.

In May 2009, the FASB issued amended authoritative guidance on subsequent event accounting which sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. These guidelines were effective for interim and annual periods ending after June 15, 2009, and the Company adopted them in the quarter ended June 30, 2009. The Company has evaluated subsequent events through November 13, 2009, which is the date these financial statements were issued.

In April 2009, the FASB issued authoritative guidance on determining fair value when the volume and level of activity for an asset or liability has significantly decreased, and in identifying transactions that are not orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. The guidance was effective on a prospective basis for interim and annual periods ending after June 15, 2009. The Company adopted this guidance in the quarter ended June 30, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position and operations.

In April 2009, the FASB issued authoritative guidance regarding interim disclosures about the fair value of financial instruments which were previously only disclosed on an annual basis. Entities are now required to disclose the fair value of financial instruments which are not recorded at fair value in the financial statements in both their interim and annual financial statements. The new requirements were effective for interim and annual periods ending after June 15, 2009 on a prospective basis. The Company adopted these requirements in the quarter ended June 30, 2009. The adoption of these requirements did not impact the Company’s financial position and operations, as the requirements relate only to additional disclosures.

In April 2008, the FASB issued new authoritative guidance regarding the determination of the useful lives of intangible assets. In developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. The new requirements apply to intangible assets acquired after January 1, 2009. The adoption of these new rules did not have a material impact on the Company’s financial position and operations.

In March 2008, the FASB issued new authoritative disclosure requirements regarding derivative instruments and hedging activities. Entities must now provide enhanced disclosures on an interim and annual basis regarding how and why the entity uses derivatives, how derivatives and related hedged items are accounted for, and how derivatives and related hedged items affect the entity’s financial position, financial results and cash flows. The Company adopted these new requirements on January 1, 2009. The adoption of these new requirements did not impact the Company’s financial position and operations, as they were disclosure-only in nature.

In December 2007, the FASB issued new authoritative guidance on noncontrolling interests in consolidated financial statements. This guidance requires that the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. The Company adopted this new guidance on January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position and operations.

In December 2007, the FASB issued revised authoritative guidance regarding business combinations. The guidance significantly changed the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under the guidance, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application was not permitted. The effect of this guidance on the Company’s financial position and operations will be dependent on the nature and terms of any future business combinations that it consummates.

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

We have made forward-looking statements, which are subject to risks and uncertainties, in this Quarterly Report on Form 10-Q. Forward-looking statements may be preceded by, followed by, or otherwise include the words “may,” “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “could,” “would,” “should” or similar expressions or statements that certain events or conditions may occur. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by these forward-looking statements. These forward-looking statements are based largely on our expectations and the beliefs and assumptions of our management and on the information currently available to it and are subject to a number of risks and uncertainties, including, but not limited to, the risks and uncertainties associated with:

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

•

the success of our recently completed comprehensive review of our business plans and operations and the initiatives that we have implemented or may in the future implement based on the results of such review;

•

our ability to improve our competitive position to the extent anticipated, or at all, as a result of our recently completed comprehensive review of our business plans and operations and the initiatives that we have implemented or may in the future implement based on the results of such review;

•

the impact on our financial condition, operating results and cash flows of the expenses which we may incur as a result of the initiatives that we have implemented or may in the future implement based on the results of our recently completed comprehensive review of our business plans and operations, including the risk that our expenses relating to such initiatives may not decrease in future periods from the level of expenses incurred during the nine months ended September 30, 2009 in connection with the review, and the risk that such expenses may continue for longer than anticipated;

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

•	the limitation on our ability to utilize our net operating losses and its impact on our financial condition and operating results;

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

MAJORITY STOCKHOLDERS

On September 2, 2008, a group comprised of Debregeas & Associes Pharma SAS, a company wholly-owned by Patrice R. Debregeas and members of his family, Paul F. Kennedy and Umbria LLC, a company wholly-owned by Mr. Kennedy, purchased from Teva Pharmaceutical Industries Limited (“Teva”) all of the approximately 72.3% of the outstanding shares of our common stock owned by Teva, indirectly through its wholly-owned IVAX Corporation subsidiary, for an aggregate purchase price of $14,000,000, or $0.70 per share. For purposes of this Quarterly Report on Form 10-Q, Debregeas & Associes Pharma SAS, Patrice R. Debregeas, Paul F. Kennedy and Umbria LLC are collectively known as the Debregeas-Kennedy Group. The Debregeas-Kennedy Group currently owns approximately 72.4% of the outstanding shares of our common stock.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

OVERVIEW

Net loss for the nine months ended September 30, 2009 was $3,132,000 compared to net income of $661,000 for the same period of 2008. Operating loss was $3,106,000 in the nine months ended September 30, 2009 compared to operating income of $484,000 in the same period of 2008. The net loss and operating loss resulted primarily from declines in revenues and gross profit, and from higher general and administrative and selling expenses. Revenues decreased by $2,080,000 to $13,942,000 in the nine months ended September 30, 2009 from $16,022,000 in the same period of 2008, primarily due to a decline in domestic net revenues, as well as a decrease in net revenues from Italian operations, including the effect of currency fluctuations. The decrease in gross profit of $2,009,000 to $7,678,000 in the nine months ended September 30, 2009 from $9,687,000 in the nine months ended September 30, 2008 was primarily the result of the decrease in revenues, as well as the effect of currency fluctuations. Gross profit as a percentage of net revenues decreased to 55.1% in the nine months ended September 30, 2009 from 60.5% in the nine months ended September 30, 2008, principally as the result of an increase in domestic manufacturing costs and a decline in manufacturing efficiencies, as well as a decrease in Italian sales prices. Operating expenses increased $1,581,000 to $10,784,000 in the nine months ended September 30, 2009 primarily as a result of an increase in domestic general and administrative expenses due principally to costs we incurred in connection with our recently completed comprehensive review of our business plans and operations, which we initiated during the nine months ended September 30, 2009 with the goal of improving our competitive position. Selling expenses increased $450,000, while research and development expenses decreased $35,000, during the nine months ended September 30, 2009. Additionally, total other income decreased by $189,000 due principally to decreases in interest income. No significant fluctuations occurred in our income tax provision during the nine months ended September 30, 2009 compared to the same period last year.

NET REVENUES AND GROSS PROFIT

Nine months ended September 30,	2009	2008	Period over Period Increase (Decrease)
Net Revenues
Domestic	$9,638,000	$10,830,000	$(1,192,000)
Italian	4,304,000	5,192,000	(888,000)

Total	13,942,000	16,022,000	(2,080,000)
Cost of Sales	6,264,000	6,335,000	(71,000)

Gross Profit	$7,678,000	$9,687,000	$(2,009,000)
% of Total Net Revenues	55.1%	60.5%

Net revenues for the nine months ended September 30, 2009 decreased $2,080,000, or 13.0%, from the nine months ended September 30, 2008. This decrease was comprised of decreases of $1,192,000 in net revenues from domestic operations and $888,000 in net revenues from Italian operations. Contributing to the decline in net revenues is the effect of a decrease of $520,000 in Italian revenues due to fluctuation of the United States dollar relative to the Euro, as further discussed in “Currency Fluctuations” below. Additionally, it is our belief that the existing global economic conditions contributed to the decline in net revenues for both the domestic and Italian segments. As measured in Euros, revenues from Italian operations in the first nine months of 2009 decreased 7.1% compared to the first nine months of 2008. The decrease in revenues from Italian operations was principally due to sales price declines for our sales within Italy, which were partially offset by volume increases in allergy product sales to our international distributors. Domestic net revenues decreased by 11.0% from the same period in 2008. The decrease in domestic revenue was primarily due to declines in reagent sales to instrumentation customers, as well as a decrease in contract manufacturing revenue. Gross profit in the nine months ended September 30, 2009 decreased $2,009,000, or 20.7%, from the comparable period of 2008. The decrease in gross profit was primarily attributable to the decline in net revenues, including the effect of exchange rate fluctuations described above. The sales price declines from Italian operations discussed above also contributed to the decrease in gross profit as a percentage of net revenues to 55.1% in the nine months ended September 30, 2009 from 60.5% in the nine months ended September 30, 2008, as did an increase in domestic manufacturing costs and unfavorable manufacturing variances.

OPERATING EXPENSES

Nine months ended September 30,	2009	% of Revenue	2008	% of Revenue	Period over Period Increase (Decrease)

Selling Expenses
Domestic	$2,765,000	19.8%	$2,352,000	14.7%	$413,000
Italian	1,425,000	10.2%	1,388,000	8.7%	37,000

Total	4,190,000	30.1%	3,740,000	23.3%	450 ,000

General and Administrative	5,312,000	38.1%	4,146,000	25.9%	1,166,000

Research and Development	1,282,000	9.2%	1,317,000	8.2%	(35,000)

Total Operating Expenses	$10,784,000	77.4%	$9,203,000	57.4%	$1,581,000

Selling expenses increased $450,000 in the nine months ended September 30, 2009 compared to the same period of 2008. As a percentage of net revenue, selling expenses increased to 30.1% of net revenues in the nine months ended September 30, 2009 compared to 23.3% of net revenues in the same period of 2008. The increase in domestic selling expenses of $413,000 was principally the result of costs associated with increased professional fees incurred in connection with our recently completed comprehensive review of our business plans and operations initiated during 2009 with the goal of improving our competitive position. Additionally, domestic selling expenses increased as a result of an increase in personnel, as we filled open sales positions in domestic territories, as well as increased travel costs. The increase of $37,000 in Italian selling expenses was principally due to an increase in labor costs, partially due to the reallocation of personnel described below, and increased promotional costs, including those costs associated with the promotion of new products available as a result of distribution agreements signed in 2009. Excluding the effects of the fluctuation in exchange rates, Italian selling expenses increased 136,000 Euro. General and administrative expenses increased $1,166,000 in the nine months ended September 30, 2009 compared to the same period of 2008 principally due to increased professional fees, as well as higher travel and severance expenses, incurred in connection with our recently completed comprehensive review of our business plans and operations initiated during 2009 with the goal of improving our competitive position. Additionally, general and administrative expenses increased in the nine months ended September 30, 2009 compared to the same period of 2008 due to a bad debt recovery recorded in 2008. Research and development expenses decreased $35,000 in the nine months ended

September 30, 2009 compared to the same period of 2008. Domestic research and development expenses increased by $27,000 in the nine months ended September 30, 2009. Included in 2009 domestic research and development expenses are costs associated with our September 30, 2009 510(k) premarket submission filing with the FDA for our next -generation fully automated ELISA system for autoimmune and infectious disease testing, named the Mago® 4S. We anticipate that the Mago® 4 and the Mago® 4S will be our primary platforms for marketing our kits. Domestic research and development expenses incurred in the nine months ended September 30, 2008 also included expenses associated with the validation of our text kits on the DSX™ and DS2™ instrument systems that we began to promote in conjunction with our test kits. Italian research and development costs decreased by $62,000 compared to the nine months ended September 30, 2008. Excluding the effect of exchange rate fluctuations, Italian research and development expenses increased from 538,000 Euro in the nine months ended September 30, 2008 to 558,000 Euro in the nine months ended September 30, 2009 due to an increase in instrumentation development costs related to the Mago® 4 and Mago® 4S, partially offset by a decrease in hepatitis product development costs as personnel were allocated to other departments while we await authorization for “CE Marking” in the European Union. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

INCOME (LOSS) FROM OPERATIONS

Loss from operations was $3,106,000 during the nine months ended September 30, 2009 compared to income from operations of $484,000 during the nine months ended September 30, 2008. Loss from operations in the nine months ended September 30, 2009 was composed of a loss from domestic operations of $2,115,000 and a loss from Italian operations of $996,000. Income from operations in the nine months ended September 30, 2008 was composed of income from domestic operations of $597,000 offset by a loss from Italian operations of $107,000. Domestic operations include corporate expenditures, including costs required to maintain our status as a public company.

OTHER INCOME, NET

Interest income decreased to $16,000 in the nine months ended September 30, 2009 from $165,000 in the same period of 2008 due principally to significantly lower average yields, on lower average cash balances invested, that are available in the current economic environment on select money market instruments in which we have invested in accordance with our investment policy. Additionally, our interest income in 2008 included the benefit of above market penalty rates received by us as a result of our prior investments in auction rate securities which had experienced failed auctions. Other income, net totaled $69,000 during the nine months ended September 30, 2009, compared to $108,000 in the nine months ended September 30, 2008. Amounts included in other income, net in the nine months ended September 30, 2009 and 2008 were primarily net foreign currency gains on transactions, particularly by our Italian subsidiary, which were denominated in currencies other than the subsidiary’s functional currency.

INCOME TAX PROVISION

During the nine months ended September 30, 2009 and 2008, we recorded income tax provisions of $111,000 and $96,000, respectively. Included in the foreign current income tax provision for the nine months ended September 30, 2009 was $20,000 resulting from an assessment related to the settlement of Italian tax audit issues for the 2005 tax year. The remaining current portion of our tax provisions in both the nine months ended September 30, 2009 and 2008 relates to Italian local income taxes based upon applicable statutory rates effective in Italy, while the deferred tax provision in these same periods relates to domestic tax deductible goodwill. No current domestic tax provision was recorded during the nine months ended September 30, 2009 despite our domestic losses because we had a full valuation allowance against the domestic net deferred income tax assets. No current domestic tax provision was recorded during the nine months ended September 30, 2008 due to the expected utilization of prior period net operating losses to offset current domestic taxable income.

NET INCOME (LOSS)

We generated a net loss of $3,132,000 in the nine months ended September 30, 2009 compared to net income of $661,000 in the same period of 2008. Our basic and diluted net loss per common share was $0.11 in the nine months ended September 30, 2009 compared to basic and diluted net income per common share of $0.02 in the nine months ended September 30, 2008. Net loss in the nine months ended September 30, 2009 and net income in the nine months ended September 30, 2008 resulted primarily from the various factors discussed above.

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

OVERVIEW

Net loss totaled $1,157,000 in the three months ended September 30, 2009 compared to net income of $19,000 in the three months ended September 30, 2008. Operating loss was $1,117,000 during the three months ended September 30, 2009 compared to operating income of $6,000 in the three months ended September 30, 2008. The net loss and operating loss resulted primarily from declines in revenues and gross profit, as well as an increase in selling and general administrative expenses. Revenues decreased by $855,000 to $4,562,000 in the three months ended September 30, 2009 from $5,417,000 in the same period of 2008, primarily due to a decrease in domestic net revenues. The decrease in gross profit of $812,000 to $2,432,000 in the three months ended September 30, 2009 from $3,244,000 in the three months ended September 30, 2008 was primarily the result of the decrease in revenues. Gross profit as a percentage of net revenues declined to 53.3% in the three months ended September 30, 2009 from 59.9% in the three months ended September 30, 2008 primarily as a result of an increase in domestic manufacturing costs and a decline in manufacturing efficiencies. Operating expenses increased $311,000 in the three months ended September 30, 2009 compared to the same period last year principally as a result of an increase in general and administrative expenses, as well as domestic selling expenses. Additionally, other income decreased by $43,000 in the three months ended September 30, 2009 compared to the same period last year principally as a result of declines in both interest income and foreign currency gains. No significant fluctuations occurred in the income tax provision during the three months ended September 30, 2009 compared to the same period last year.

NET REVENUES AND GROSS PROFIT

Three months ended September 30,	2009	2008	Period over Period Decrease

Net Revenues
Domestic	$3,197,000	$3,914,000	$(717,000)
Italian	1,365,000	1,503,000	(138,000)

Total	4,562,000	5,417,000	(855,000)

Cost of Sales	2,130,000	2,173,000	(43,000)

Gross Profit	$2,432,000	$3,244,000	$(812,000)
% of Total Net Revenues	53.3%	59.9%

Net revenues for the three months ended September 30, 2009 decreased $855,000, or 15.8%, from the three months ended September 30, 2008. This decrease was comprised of a decrease in net revenues from domestic operations of $717,000 and a decrease in net revenues from Italian operations of $138,000. Domestic sales for the three months ended September 30, 2009 were, however, relatively consistent with domestic sales generated during each of the first two quarters of 2009. Contributing to the decline in net revenues is the effect of a decrease of $79,000 in Italian revenues due to the fluctuation of the United States dollar relative to the Euro, as further discussed in “Currency Fluctuations” below. Additionally, it is our belief that the existing global economic conditions contributed to the decline in net revenues for both the domestic and Italian segments. Volume declines in reagent sales to instrumentation customers, as well as decreases in contract manufacturing revenue and antigen sales, contributed to the decrease in domestic revenue compared to the comparable period of 2008. As measured in Euros, Italian revenues in the three months ended September 30, 2009 decreased 4.8% compared to revenues generated in the same period of 2008 principally due to relatively small reagent and instrumentation sales declines to our international distributors. Gross profit in the three months ended September 30, 2009 decreased $812,000, or 25.0%, from the comparable period of 2008. The decrease in gross profit was primarily attributable to the decline in net revenues, including the effect of exchange rate fluctuations described above. The decrease in gross profit as a percentage of net revenues to 53.3% in the three months ended September 30, 2009 from 59.9% in the three months ended September 30, 2008 was principally attributable to a decline in domestic gross profit due to an increase in domestic manufacturing costs and unfavorable manufacturing variances.

OPERATING EXPENSES

Three months ended September 30,	2009	% of Revenue	2008	% of Revenue	Period over Period Increase

Selling Expenses
Domestic	$914,000	20.0%	$811,000	15.0%	$103,000
Italian	506,000	11.1%	448,000	8.3%	58,000

Total	1,420,000	31.1%	1,259,000	23.2%	161,000

General and Administrative	1,673,000	36.7%	1,551,000	28.6%	122,000

Research and Development	456,000	10.0%	428,000	7.9%	28,000

Total Operating Expenses	$3,549,000	77.8%	$3,238,000	59.8%	$311,000

Selling expenses increased $161,000 in the three months ended September 30, 2009 compared to the same period of 2008. The increase in domestic selling expenses of $103,000 was principally the result of increased travel costs and professional fees incurred in connection with our recently completed comprehensive review of our business plans and operations initiated during 2009 with the goal of improving our competitive position. The increase in Italian selling expenses of $58,000 is principally due to an increase in labor costs. General and administrative expenses increased by $122,000 in the three months ended September 30, 2009 compared to the same period of 2008 principally due to increased professional fees incurred in connection with our recently completed comprehensive review of our business plans and operations initiated during 2009 with the goal of improving our competitive position, as well as a bad debt recovery in Italy in 2008 that reduced 2008 general and administrative expenses. Partially offsetting these increases were declines in compensation costs and legal fees incurred in 2008 primarily relating to the acquisition by the Debregeas-Kennedy Group of the 72.3% of our common stock previously owned by Teva, and a decline in board of director compensation. Research and development expenses increased $28,000 in the three months ended September 30, 2009 compared to the same period of 2008 due to an increase in domestic research spending. Domestic research and development expenses increased by $79,000 in the three months ended September 30, 2009 compared to the same period in 2008 primarily due to an increase in instrumentation development costs related to the Mago® 4S, including the costs associated with our September 30, 2009 510(k) premarket submission with the FDA for this product. Italian research and development expenses decreased from 185,000 Euro in the three months ended September 30, 2008 to 159,000 Euro in the three months ended September 30, 2009 due to decreases in research in hepatitis development costs as personnel were allocated to other departments while we await authorization for “CE Marking” in the European Union. This reallocation of personnel is expected to continue until “CE Marking” is received. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

INCOME (LOSS) FROM OPERATIONS

Loss from operations totaled $1,117,000 during the three months ended September 30, 2009 compared to income from operations of $6,000 in the three months ended September 30, 2008. Loss from operations in the three months ended September 30, 2009 was composed of a loss from domestic operations of $667,000 and loss from Italian operations of $454,000. Income from operations in the three months ended September 30, 2008 was composed of income from domestic operations of $156,000 partially offset by a loss from Italian operations of $145,000. Domestic operations include corporate expenditures, including costs required to maintain our status as a public company.

OTHER INCOME, NET

Interest income decreased to $3,000 in the three months ended September 30, 2009 from $26,000 in the same period of 2008 due principally to lower average yields, on lower average cash balances invested, that are available in the current economic environment on select money market instruments in which we have invested in accordance with our investment policy. Other expense, net totaled $1,000 during the three months ended September 30, 2009, compared to other income, net of $19,000 in the three months ended September 30, 2008. Amounts included in other expense, net in the three months ended September 30, 2009 and other income, net in the three months ended September 30, 2008 were primarily net foreign currency gains and losses, respectively, on transactions, particularly by our Italian subsidiary, which were denominated in currencies other than the subsidiary’s functional currency.

INCOME TAX PROVISION

During the three months ended September 30, 2009 and 2008, we recorded income tax provisions of $41,000 and $31,000, respectively. The current portion of our tax provisions in both the three months ended September 30, 2009 and 2008 relates to Italian local income taxes based upon applicable statutory rates effective in Italy, while the deferred tax provision in these same periods relates to domestic tax deductible goodwill. No current domestic tax provision was recorded during the three months ended September 30, 2009 despite our domestic losses because we had a full valuation allowance against the domestic net deferred income tax assets. No current domestic tax provision was recorded during the three months ended September 30, 2008 due to the expected utilization of prior period net operating losses to offset current domestic taxable income.

NET INCOME (LOSS)

We generated a net loss of $1,157,000 in the three months ended September 30, 2009 compared to net income of $19,000 in the same period of 2008. Our basic and diluted net loss per common share was $0.04 in the three months ended September 30, 2009 compared to basic and diluted net income per common share of $0.00 in the three months ended September 30, 2008. Net loss in the three months ended September 30, 2009 and net income in the three months ended September 30, 2008 resulted primarily from the various factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, our working capital was $12,261,000 compared to $15,304,000 at December 31, 2008. Cash and cash equivalents totaled $4,737,000 at September 30, 2009, as compared to $4,421,000 at December 31, 2008. Short-term marketable debt securities totaled $0 at September 30, 2009 and $4,100,000 at December 31, 2008.

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

Net cash flows used in operating activities totaled $3,068,000 during the nine months ended September 30, 2009 and $2,742,000 during the nine months ended September 30, 2008. Cash used by operating activities during the nine months ended September 30, 2009 was due to our net loss of $3,132,000 and by cash used due to changes in operating assets and liabilities of approximately $526,000, partially offset by cash provided by non-cash items of $591,000. The non-cash items include depreciation and amortization, a net recovery of doubtful accounts receivable, non-cash compensation and deferred income taxes. Cash used by changes in operating assets and liabilities was primarily due to $374,000 utilized as a result of increases in inventory, $167,000 used as a result of a reduction in accounts payable and accrued expenses, and $142,000 used as a result of an increase in accounts receivable. Partially offsetting this amount was cash of $126,000 provided as a result of increases in other long-term liabilities. Cash used in the nine months ended September 30, 2008 was principally the result of the payment of approximately $2,315,000 of severance costs accrued for estimated costs associated with management and other personnel changes that occurred, or were being negotiated, during the fourth quarter of 2007. In addition to the payment of accrued severance costs, cash of approximately $427,000 was also used by operating activities during the nine months ended September 30, 2008, primarily as a result of the cash used in operating assets and liabilities, partially offset by cash provided to operations from the combination of net income for the period of $661,000 and non-cash items. The non-cash items, which totaled $343,000, included principally depreciation and amortization. In addition to the previously discussed severance payments, cash used by changes in operating assets and liabilities in the nine months ended September 30, 2008 was primarily the result of cash utilized as a result of increases in outstanding accounts receivable in Italy and increases in inventory.

Net cash flows of $3,412,000 were provided by investing activities during the nine months ended September 30, 2009, as compared to $1,387,000 provided by investing activities during the same period of the prior year. The increase in cash provided by investing activities was primarily the result of our exercise during the first quarter of 2009 of Auction Rate Security Rights we received as part of our settlement from UBS in 2008 to redeem our investments in auction rate securities at their par value of $4,100,000. Cash flows provided from investing activities during the nine months ended September 30, 2008 were primarily the result of our net sales of marketable securities of $1,925,000.

There were no financing activities during either of the nine month periods ended September 30, 2009 or 2008.

Our product research and development expenditures are expected to be approximately $1,800,000 during 2009. Actual expenditures will depend upon, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. There can be no assurance that these expenditures will result in the development of new products or product enhancements, that we will successfully complete products under development, that we will obtain regulatory approval or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed. In addition, we estimate that cash of approximately $300,000 will be required in 2009 to improve and expand our facilities, equipment and information systems. This estimate does not include, however, expenditures relating to our previously reported plans to continue our search to relocate our corporate headquarters and the operations of Diamedix Corporation, one of our domestic subsidiaries. There can be no assurance that we will be successful in our plans to expand or relocate our operations.

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

We maintain allowances for doubtful accounts, particularly in Italy where payment cycles are longer than in the United States, for estimated losses resulting from the inability of our customers to make required or timely payments. Additionally, we periodically receive payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances. We may anticipate collection of these amounts through a payment as described above and, therefore, not provide an allowance for doubtful accounts for these amounts. Additional payments by governmental regions in Italy are possible and, as a result, we may consider the potential receipt of those payments in determining our allowance for doubtful accounts. If contemplated payments are not received, if existing agreements are not complied with or cancelled, or if we require additional allowances, then our operating results could be materially adversely affected during the period in which we make the determination to increase the allowance for doubtful accounts.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain allowances for doubtful accounts, particularly in Italy for the operations of our Italian subsidiary, for estimated losses resulting from the inability of our customers to make required payments. In many instances our receivables in Italy, while currently due and payable, take in excess of a year to collect. Additionally, we may receive payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances. Consequently, we may consider the potential receipt of those types of payments in determining our allowance for doubtful accounts. If contemplated payments are not received when expected or at all, if negotiated agreements are not complied with in a timely manner or at all, or if the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, then our operating results could be materially adversely affected during the period in which we make the determination to increase the allowance for doubtful accounts. Our allowances for doubtful accounts were $366,000 and $358,000 at September 30, 2009 and December 31, 2008, respectively. There was no provision/recovery of losses during the nine months ended September 30, 2009. A net credit/recovery on accounts receivable of $165,000 was recorded in the nine months ended September 30, 2008.

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

Inventory reserves were $512,000 and $460,000 as of September 30, 2009 and December 31, 2008, respectively. Included in our inventory balance at September 30, 2009 was approximately $285,000 in Mago® 4 and Mago® 4S instrumentation and instrument components in anticipation of our pending commercial product launches. On September 30, 2009, we filed a 510(k) premarket submission with the FDA for the Mago® 4S. We received feedback from the FDA requesting that we provide additional analytics and clinical test data, and we are working with the FDA to provide the requested information and expedite the approval process. We remain hopeful that we can achieve our previously announced goal of receiving regulatory approval during the first quarter of 2010 and, in any event, expect to receive regulatory approval during the first half of 2010. We also had approximately $195,000 of raw material inventory relating to our hepatitis product included in our inventory balance at September 30, 2009, substantially all of which has a shelf life exceeding five years. Our hepatitis product is currently pending regulatory approval based upon our January 2008 submission requesting “CE Marking” in the European Union.

GOODWILL AND OTHER INTANGIBLES

Pursuant to accounting guidance, we analyze our goodwill at year-end for impairment issues and when triggering events of a possible impairment occur. In assessing the recoverability of our goodwill and other intangibles, we make assumptions regarding, among other things, estimated future cash flows, including current and projected levels of income, success of research and development projects, business trends, prospects and market conditions, to determine the fair value of the respective assets. If these or other estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Any resulting impairment loss would be recorded as a charge against our earnings and could have a material adverse impact on our financial condition and results of operations.

The determination as to whether a write-down of goodwill is necessary involves significant judgment based upon our short-term and long-term projections for the Company. The assumptions supporting the estimated future cash flows of the reporting unit, including profit margins, long-term forecasts, discount rates and terminal growth rates, reflect our best estimates. Although we considered our current market capitalization, we do not believe it to be an appropriate measure for the fair value of ImmunoVision, as ImmunoVision represents less than 10% of our net revenues and total assets, and we believe that it is more meaningful to compute fair value based primarily upon discounted cash flows. However, a further decline in our market capitalization could also potentially require us to record additional impairment charges in future periods for the remaining $870,000 of goodwill recorded at ImmunoVision.

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

Following the results of the recently concluded inspection by the applicable notifying body required to obtain “CE Marking,” we revised our assumptions supporting our computation of discounted cash flows to reflect the further delay in product launch and the possibility of a decrease in projected market share as a result of this delay, as well as to estimate the impact of the current global economic conditions. Based upon this methodology, and as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, during the fourth quarter of 2008, we determined that the carrying amount of the product license was in excess of its fair value and recorded a non-cash impairment charge to operations totaling $560,000, reducing the carrying value of the product license to $683,000 as of December 31, 2008. While we determined that our payment of the final milestone payment is probable and believe that capitalization of the remaining recoverable asset is appropriate, there remains a risk that we will not be able to obtain product technology that would enable us to manufacture our own hepatitis products or, if we obtain such product technology, that we will not otherwise be able to manufacture our own hepatitis products. While we believe that we will be able to bring these hepatitis kits to market, if the progress of our efforts to begin marketing these kits is further adversely impacted, then we may be required to record an additional impairment charge with respect to all or a portion of the remaining $683,000 intangible product license of hepatitis technology asset.

INCOME TAXES

We have experienced net losses from operations. In accordance with GAAP, we are required to record a valuation allowance against the deferred tax asset associated with these losses if it is “more likely than not” that we will not be able to utilize the net operating loss to offset future taxes. Due to the cumulative net losses from the operations of both our domestic and foreign operations, we have provided a full valuation allowance against our deferred tax assets as of September 30, 2009. Over time, we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of our net operating loss carryforwards and other temporary differences. Upon reaching such a conclusion, and upon such time as we reverse the entire valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

Under Section 382 of the Internal Revenue Code, our ability to use our net operating loss carryforwards will be limited in the future as a result of the September 2, 2008 acquisition by the Debregeas-Kennedy Group of the approximately 72.3% of our outstanding shares of our common stock previously owned by Teva, indirectly through its wholly-owned IVAX Corporation subsidiary. As a result of that acquisition, our ability to utilize net operating loss carryforwards to offset future taxable income is currently limited to approximately $900,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 2, 2008 acquisition date. The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the ownership change. Our results for the nine months ended September 30, 2009 were not impacted by these limitations.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2009, the FASB issued amended revenue recognition authoritative guidance for arrangements with multiple deliverables. The new authoritative guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (“VSOE”), vendor objective evidence (“VOE”) or third-party evidence (“TPE”) is unavailable. This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011, with earlier application permitted as of the beginning of any prior fiscal year. Full retrospective application of the new guidance is optional. We are currently assessing the impact, if any, that the implementation of this new guidance will have on our financial position and operations.

In October 2009, the FASB issued authoritative guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011, with earlier application permitted as of the beginning of any prior fiscal year. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that we adopt the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. We are currently assessing the impact, if any, that the implementation of this new guidance will have on our financial position and operations.

On July 1, 2009, the FASB issued the Codification. The Codification became the single authoritative source of GAAP recognized by the FASB. The Codification superseded all previously-existing non-Securities and Exchange Commission accounting and reporting standards, and all other non-grandfathered non-Securities and Exchange Commission accounting literature not included in the Codification became nonauthoritative. The Codification was effective for interim and annual reporting periods ending after September 15, 2009. We adopted the Codification for the quarter ended September 30, 2009. Our adoption of the Codification did not have any impact on our financial position and operations as this change is disclosure-only in nature.

In June 2009, the FASB issued authoritative guidance which amends the consolidation guidance applicable to variable interest entities and requires enhanced disclosures intended to provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This guidance will be effective beginning with our consolidated financial statements for the year ending December 31, 2010 and the quarterly periods thereof. We do not expect the impact of adoption to be material on our financial position and operations.

In June 2009, the FASB issued authoritative guidance which eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and requires enhanced disclosure to provide financial statement users with greater transparency about transfers of financial assets, including securitization transactions and an entity’s continuing involvement in and exposure to the risks related to the transfer of financial assets. This guidance will be effective beginning with our consolidated financial statements for the year ending December 31, 2010 and the quarterly periods thereof. We do not expect the impact of adoption to be material on our financial position and operations.

In May 2009, the FASB issued amended authoritative guidance on subsequent event accounting which sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. These guidelines were effective for interim and annual periods ending after June 15, 2009, and we adopted them in the quarter ended June 30, 2009. We have evaluated subsequent events through November 13, 2009, which is the date the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q were issued.

In April 2009, the FASB issued authoritative guidance on determining fair value when the volume and level of activity for an asset or liability has significantly decreased, and in identifying transactions that are not orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. The guidance was effective on a prospective basis for interim and annual periods ending after June 15, 2009. We adopted this guidance in the quarter ended June 30, 2009. The adoption of this guidance did not have a material impact on our financial position and operations.

In April 2009, the FASB issued authoritative guidance regarding interim disclosures about the fair value of financial instruments which were previously only disclosed on an annual basis. Entities are now required to disclose the fair value of financial instruments which are not recorded at fair value in the financial statements in both their interim and annual financial statements. The new requirements were effective for interim and annual periods ending after June 15, 2009 on a prospective basis. We adopted these requirements in the quarter ended June 30, 2009. The adoption of these requirements did not impact our financial position and operations, as the requirements relate only to additional disclosures.

In April 2008, the FASB issued new authoritative guidance regarding the determination of the useful lives of intangible assets. In developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. The new requirements apply to intangible assets acquired after January 1, 2009. The adoption of these new rules did not have a material impact on our financial position and operations.

In March 2008, the FASB issued new authoritative disclosure requirements regarding derivative instruments and hedging activities. Entities must now provide enhanced disclosures on an interim and annual basis regarding how and why the entity uses derivatives, how derivatives and related hedged items are accounted for, and how derivatives and related hedged items affect the entity’s financial position, financial results and cash flows. We adopted these new requirements on January 1, 2009. The adoption of these new requirements did not impact our financial position and operations, as they were disclosure-only in nature.

In December 2007, the FASB issued new authoritative guidance on noncontrolling interests in consolidated financial statements. This guidance requires that the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. We adopted this new guidance on January 1, 2009. The adoption of this guidance did not have a material impact on our financial position and operations.

In December 2007, the FASB issued revised authoritative guidance regarding business combinations. The guidance significantly changed the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under the guidance, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application was not permitted. The effect of this guidance on our financial position and operations will be dependent on the nature and terms of any future business combinations that we consummate.

CURRENCY FLUCTUATIONS

During the nine-month periods ended September 30, 2009 and 2008, approximately 30.9% and 32.4%, respectively, of our net revenues were generated in currencies other than the United States dollar. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the strength of the United States dollar against the Euro resulted in decreases in net revenues of approximately $520,000 for the nine months ended September 30, 2009 compared to the same period of the prior year and $79,000 for the three months ended September 30, 2009 compared to the same period of the prior year. During the nine months ended September 30, 2009 and 2008, none of our subsidiaries were domiciled in a highly inflationary environment and the impact of inflation and changing prices on our net revenues and on our loss from continuing operations was not material.

Revenues generated by our Italian subsidiary represented 30.9% of our net revenues in the nine months ended September 30, 2009. Conducting an international business inherently involves a number of difficulties, risks and uncertainties, such as export and trade restrictions, inconsistent and changing regulatory requirements, tariffs and other trade barriers, cultural issues, labor and employment laws, longer payment cycles, problems in collecting accounts receivable, political instability, local economic downturns, seasonal reductions in business activity in Europe during the traditional summer vacation months and potentially adverse tax consequences.

INCOME TAXES

We recognized tax provisions of $111,000 and $96,000 during the nine months ended September 30, 2009 and 2008, respectively, and tax provisions of $41,000 and $31,000 during the three months ended September 30, 2009 and 2008, respectively.

We are susceptible to large fluctuations in our effective tax rate and have thereby recognized tax expense on a discrete pro-rata basis for the nine months ended September 30, 2009. No current domestic tax provision was recorded during the nine months ended September 30, 2009 due to losses incurred in that period, or in the nine months ended September 30, 2008 due to the expected utilization of prior period net operating losses to offset current domestic taxable income. Included in the foreign current income tax provision for the nine months ended September 30, 2009 was $20,000 resulting from an assessment related to the settlement of Italian tax audit issues for the 2005 tax year. The remaining foreign current income tax provisions for the nine months ended September 30, 2009 and 2008 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

As of September 30, 2009, we had no net domestic or foreign deferred tax asset, as a full valuation allowance has been established against deferred tax assets. As of September 30, 2009, we had net deferred tax liabilities of $286,000 relating to tax deductible goodwill at ImmunoVision, and we recorded a corresponding deferred tax provision of $48,000 during the nine months ended September 30, 2009. Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause our provision for income taxes to vary significantly from period to period. Upon such time as we reverse the entire valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

Under Section 382 of the Internal Revenue Code, our ability to use our net operating loss carryforwards will be limited in the future as a result of the September 2, 2008 acquisition by the Debregeas-Kennedy Group of the approximately 72.3% of our outstanding shares of our common stock previously owned by Teva, indirectly through its wholly-owned IVAX Corporation subsidiary. As a result of that acquisition, our ability to utilize net operating loss carryforwards to offset future taxable income is currently limited to approximately $900,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 2, 2008 acquisition date. The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the ownership change. Our results for the nine months ended September 30, 2009 were not impacted by these limitations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

IVAX Diagnostics, Inc.

Date: November 13, 2009	By:	/s/ Mark S. Deutsch
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