Form 10-Q
period 2010-03-31
IVAX DIAGNOSTICS INC
filed 2010-05-14
CIK 1095858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

27,649,887 shares of Common Stock, $ .01 par value, outstanding as of May 13, 2010.

IVAX DIAGNOSTICS, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,305,583	$4,198,913
Accounts receivable, net of allowances for doubtful accounts of $346,776 in 2010 and $356,162 in 2009	6,046,738	5,747,466
Inventories, net	4,798,745	4,808,240
Other current assets	320,009	302,948

Total current assets	14,471,075	15,057,567
Property, plant and equipment, net	1,975,049	1,839,696
Equipment on lease	737,409	851,800
Product license	282,936	282,936
Goodwill	870,290	870,290
Restricted deposits	231,694	200,995
Other assets	27,283	29,110

Total assets	$18,595,736	$19,132,394

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,707,913	$1,225,572
Accrued license payable	134,662	143,690
Accrued expenses and other current liabilities	2,690,138	2,695,633
Capital lease obligation	80,500	—

Total current liabilities	4,613,213	4,064,895

Other long-term liabilities:
Capital lease obligation	133,000	—
Deferred tax liabilities	317,566	301,692
Other long-term liabilities	963,520	1,040,122

Total other long-term liabilities	1,414,086	1,341,814

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding 27,649,887 in 2010 and 2009	276,498	276,498
Capital in excess of par value	41,248,239	41,204,712
Accumulated deficit	(28,429,221)	(27,471,793)
Accumulated other comprehensive loss	(527,079)	(283,732)

Total shareholders’ equity	12,568,437	13,725,685

Total liabilities and shareholders’ equity	$18,595,736	$19,132,394

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these balance sheets.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended March 31,	2010	2009
Net revenues	$4,655,021	$4,718,711
Cost of sales	2,167,274	1,945,518

Gross profit	2,487,747	2,773,193

Operating expenses:
Selling	1,295,014	1,129,481
General and administrative	1,641,808	1,613,389
Research and development	431,622	428,998

Total operating expenses	3,368,444	3,171,868

Loss from operations	(880,697)	(398,675)

Other income:
Interest income	141	4,882
Other loss, net	(48,538)	(48,503)

Total other loss, net	(48,397)	(43,621)

Loss before income taxes	(929,094)	(442,296)
Provision for income taxes	28,334	22,403

Net loss	$(957,428)	$(464,699)

Net loss per share
Basic and diluted	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	27,649,887	27,649,887

Diluted	27,649,887	27,649,887

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE, December 31, 2009	27,649,887	$276,498	$41,204,712	$(27,471,793)	$(283,732)	$13,725,685
Comprehensive income:
Net loss	—	—	—	(957,428)	—	(957,428)
Translation adjustment	—	—	—	—	(243,347)	(243,347)

Comprehensive loss						(1,200,775)
Stock compensation expense	—	—	43,527	—	—	43,527

BALANCE, March 31, 2010	27,649,887	$276,498	$41,248,239	$(28,429,221)	$(527,079)	$12,568,437

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of this statement.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2010	2009
Cash flows from operating activities:
Net loss	$(957,428)	$(464,699)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	184,898	113,467
Net provision for doubtful accounts receivable	3,071	6,000
Non-cash compensation expense	43,527	81,992
Deferred income taxes	15,873	15,873
Changes in operating assets and liabilities:
Accounts receivable	(573,886)	(286,252)
Inventories	(82,108)	(309,212)
Other current assets	(22,735)	40,030
Other assets	(5)	69
Accounts payable and accrued expenses	591,418	417,977
Other long-term liabilities	(11,547)	45,410

Net cash flows used in operating activities	(808,922)	(339,345)

Cash flows from investing activities:
Capital expenditures	(79,104)	(12,010)
Proceeds from sales of marketable securities	—	4,100,000
Restricted deposits	(40,189)	—
Sale of equipment on lease	200,856	—
Acquisitions of equipment on lease	(170,860)	(276,567)

Net cash flows (used in) provided by investing activities	(89,297)	3,811,423

Cash flows from financing activities:
Capital lease payments	(8,500)	—

Net cash flows used in financing activities	(8,500)	—

Effect of exchange rate changes on cash and cash equivalents	13,389	(82,040)

Net decrease in cash and cash equivalents	(893,330)	(3,390,038)
Cash and cash equivalents at the beginning of the period	4,198,913	4,420,900

Cash and cash equivalents at the end of the period	$3,305,583	$7,810,938

NONCASH INVESTING ACTIVITY:
Acquisition of equipment using capital lease	$222,000	$—

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) ORGANIZATION AND OPERATIONS:

The accompanying unaudited interim consolidated financial statements of IVAX Diagnostics, Inc. (the “Company,” “IVAX Diagnostics,” we,” “us” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments necessary to state fairly the results of operations, financial position, changes in stockholders’ equity and cash flows have been made. The results of operations, financial position, changes in stockholders’ equity and cash flows for the three months ended March 31, 2010 are not necessarily indicative of the results of operations, financial position, changes in stockholders’ equity and cash flows which may be reported for the remainder of 2010. The balance sheet as of December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

On September 2, 2008, a group comprised of Debregeas & Associes Pharma SAS, a company wholly-owned by Patrice R. Debregeas and members of his family, Paul F. Kennedy and Umbria LLC, a company wholly-owned by Mr. Kennedy, purchased from Teva Pharmaceutical Industries Limited (“Teva”) all of the approximately 72.3% of the outstanding shares of the Company’s common stock then-owned by Teva, indirectly through its wholly-owned IVAX Corporation subsidiary, for an aggregate purchase price of $14,000,000, or $0.70 per share. For purposes of this Quarterly Report on Form 10-Q, Debregeas & Associes Pharma SAS, Patrice R. Debregeas, Paul F. Kennedy and Umbria LLC are collectively known as the Debregeas-Kennedy Group. The Debregeas-Kennedy Group currently owns approximately 72.4% of the outstanding shares of the Company’s common stock.

The Company’s principal source of short-term liquidity is existing cash and cash equivalents totaling $3,305,583 at March 31, 2010, which the Company believes will be sufficient to meet its operating needs and anticipated capital expenditures over at least the next twelve months. In connection with the Company’s evaluation of its operating results, financial condition and cash position, and specifically considering its results of operations and cash utilization during 2009 and the three months ended March 31, 2010, the Company has enacted, or is considering, various measures to improve its future cash flow. To this end, the Company expects operating results to improve from the operating results achieved during 2009 and the three months ended March 31, 2010 based principally upon increases in revenue as a result of the anticipated commercial launch, after receiving all required regulatory approvals, of the Mago® 4S in the United States and increases in international instrumentation revenue. The Company also expects operating results to improve as a result of certain initiatives it has adopted, or is considering, in order to reduce expenses, as well as anticipated expense reductions in 2010 as a result of the elimination of non-recurring professional fees incurred during 2009 in connection with the Company’s comprehensive review of its business plans and operations with the goal of improving its competitive position. The Company is also evaluating various forms of financing arrangements. Any such financing arrangements would likely impose positive and negative covenants, which could restrict various aspects of the Company’s business, operations and finances. If the Company is not successful in improving its operating results and cash flows or if existing and possible future sources of liquidity described above are insufficient, then the Company may consider issuing debt or equity securities, incurring indebtedness or curtailing or reducing its operations.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company has historically granted options under the Company’s option plans with an option exercise price equal to the closing market value of the stock on the date of the grant and with vesting, primarily for Company employees, ranging from all at once to equal annual amounts over a four year period, and, primarily for non-employee directors, immediately.

The following chart summarizes option activity as of March 31, 2010 and changes during the three months ended March 31, 2010 for options granted by the Company:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	1,130,116	$2.27
Granted	75,000	0.50
Expired	—	—
Terminated	—	—
Exercised	—	—

Outstanding at March 31, 2010	1,205,116	$2.16

During the three months ended March 31, 2010 compensation expense of $43,527 was incurred in connection with options granted during and prior to the three months ended March 31, 2010, including approximately $37,000 which was incurred in connection with the options to purchase 75,000 shares of the Company’s common stock granted during the three months ended March 31, 2010, which had a grant date fair value of $0.49 per share and vested immediately.

During April 2010, the Company granted options to purchase 50,000 shares of the Company’s common stock. Compensation expense related to these options, which had a grant date fair value of $0.65 per share and vested immediately, will be incurred during the three months ending June 30, 2010.

(3) CASH EQUIVALENTS AND MARKETABLE SECURITIES:

The Company considers certain short-term investments in marketable debt securities with original maturities of three months or less to be cash equivalents.

Substantially all of the Company’s cash and cash equivalents are presently held in money market accounts at one international securities brokerage firm, UBS. Accordingly, the Company is subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver the Company's securities or if the brokerage firm should become bankrupt or otherwise insolvent. It is the Company’s current policy to invest in select money market instruments, United States Treasury investments, municipal and other governmental agency securities and corporate issuers.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During October 2008, the Company received an offer letter from UBS pursuant to which UBS was offering Auction Rate Securities Rights (the “Rights”). The Rights gave the Company, upon its election at any time during the two-year period beginning January 2, 2009, the right to sell to UBS, and required UBS to purchase from the Company upon such exercise, all of the auction rate securities in which the Company invested at their aggregate par value of $4,100,000. The Company exercised the Rights on January 2, 2009 and received all of the $4,100,000 par value of these auction rate securities on January 5, 2009. Existing proceeds from the $4,100,000 received during the three months ended March 31, 2009 from the exercise of the Rights and related sale of short-term marketable securities are currently invested in select money market instruments.

(4) FAIR VALUE MEASUREMENT:

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

In accordance with accounting guidance, the following table, which does not include cash on hand, represents the Company’s fair value hierarchy for its financial assets (cash equivalents) as of March 31, 2010 and December 31, 2009:

	Fair Value	Level 1	Level 2	Level 3
March 31, 2010
Cash equivalents:
Money market funds	$2,143,596	$2,143,596	$—	$—

Total financial assets	$2,143,596	$2,143,596	$—	$—

December 31, 2009
Cash equivalents:
Money market funds	$2,943,532	$2,943,532	$—	$—

Total financial assets	$2,943,532	$2,943,532	$—	$—

As discussed in Note 3, Cash Equivalents and Marketable Securities, on January 2, 2009, the Company exercised the Rights it received from UBS and, on January 5, 2009, received all of the $4,100,000 par value of the Company’s investments in auction rate securities.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(5) INVENTORIES, NET:

Inventories, net consist of the following:

	March 31,	December 31,
	2010	2009
Raw materials	$738,825	$707,054
Work-in-process	1,178,765	1,070,964
Finished goods	2,881,155	3,030,222

Total inventories, net	$4,798,745	$4,808,240

In accordance with the Company’s inventory accounting policy, total inventories at March 31, 2010 include components for current or future versions of products and instrumentation. On September 30, 2009, the Company filed a 510(k) premarket submission with the United States Food and Drug Administration (the “FDA”) for the Mago® 4S, its next-generation fully automated Enzyme-linked Immunosorbent Assay (“ELISA”) system for autoimmune and infectious disease testing that the Company intends to market in the United States. The Company has received feedback from the FDA requesting that the Company provide additional analytics and clinical test data, and the Company is working with the FDA to provide the requested information and expedite the approval process. Inventory amounts at March 31, 2010 included approximately $260,000 in Mago® 4S instrumentation and instrument components in anticipation of the future commercial launch of the product. Inventory amounts at March 31, 2010 also included approximately $200,000 of inventory relating to the Company’s hepatitis product, substantially all of which has a shelf life exceeding five years, which is currently pending regulatory approval based upon the Company’s January 2008 submission requesting “CE Marking” in the European Union (See Note 6, Product License). At December 31, 2009, Mago® 4S instrumentation and instrument component inventories were approximately $260,000 and hepatitis-related inventories were approximately $200,000.

(6) PRODUCT LICENSE:

In September 2004, the Company entered into a license agreement with an Italian diagnostics company to obtain a perpetual, worldwide, royalty-free license of product technology used by the Italian diagnostics company. This licensed hepatitis product technology is existing technology, which the Italian diagnostics company had developed and successfully commercialized to manufacture hepatitis products sold by them and for which it had already received “CE Marking” approval from the European Union. Through the acquisition of this existing technology in its current form, the Company also expects to be able to derive revenue from the manufacture and sale of new hepatitis products. In exchange for the Italian diagnostics company’s assistance in transferring the know-how of the manufacturing technology, the Company agreed to pay a total of 1,000,000 Euro, in the form of four milestone payments, upon the Italian diagnostics company’s achievement of certain enumerated performance objectives related to the transfer of such existing technology. Three of the four required milestone payments, totaling 900,000 Euro, were made in prior years. The remaining milestone payment of $135,000 is included in accrued license payable in the accompanying consolidated balance sheet as of March 31, 2010. The Company is now working with the Italian diagnostics company to achieve the remaining performance objective, which includes, among others, the condition for the Company’s hepatitis products to receive authorization for “CE Marking” in the European Union. Based upon amended regulatory standards adopted by the applicable notifying body during the fourth quarter of 2009 with which the Company must now comply in order to receive approval, the Company now expects “CE Marking” granting approval for the last of the eleven products covered under the license agreement, and the payment of the remaining license payable, to be delayed

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

until either the fourth quarter of 2010 or the first quarter of 2011, with the product launch of these hepatitis test kits being delayed until the first quarter of 2011. During 2009 and 2008, the Company recorded non-cash impairment charges to operations totaling $400,000 and $560,000, respectively, reducing the value of the product license to $282,936, which is reflected in the accompanying consolidated balance sheets.

(7) EARNINGS PER SHARE:

A reconciliation of the denominator of the basic and diluted earnings per share computation is as follows:

Three Months Ended March 31,	2010	2009
Basic weighted average shares outstanding	27,649,887	27,649,887
Effect of dilutive securities – stock options and warrants	—	—

Diluted weighted average number of shares outstanding	27,649,887	27,649,887

Not included in the calculation of diluted earnings per share because their impact is antidilutive:
Stock options outstanding	1,205,116	1,227,249

(8) INCOME TAXES:

The provision for income taxes consists of the following:

Three Months Ended March 31,	2010	2009
Current:
Domestic	$—	$—
Foreign	12,461	6,530
Deferred:
Domestic	15,873	15,873
Foreign	—	—

Total provision for income taxes	$28,334	$22,403

The Company is susceptible to large fluctuations in its effective tax rate and has thereby recognized tax expense on a discrete pro-rata basis for the three months ended March 31, 2010. No current domestic tax provision was recorded during the three months ended March 31, 2010 or March 31, 2009 due to the increase in the valuation allowance to offset the benefit of domestic losses. The foreign current income tax provisions for the three months ended March 31, 2010 and 2009 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

As of March 31, 2010 and December 31, 2009, the Company has established a full valuation allowance on both its domestic and foreign net deferred tax assets, which are primarily comprised of net operating loss carryforwards. Due to the cumulative net losses from the operations of both domestic and foreign operations, the Company had no net deferred tax asset as of March 31, 2010 or December 31, 2009. As of March 31, 2010 and December 31, 2009, the Company had net deferred tax liabilities relating to tax deductible goodwill of $317,565 and $301,692, respectively, and recorded corresponding deferred tax provisions of $15,873 during each of the three months ended March 31, 2010 and 2009. Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause the provision for income taxes to vary significantly from period to period.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(9) COMPREHENSIVE LOSS:

The components of the Company’s comprehensive loss are as follows:

Three Months Ended March 31,	2010	2009
Net loss	$(957,428)	$(464,699)
Foreign currency translation adjustment	(243,347)	(271,764)

Comprehensive loss	$(1,200,775)	$(736,463)

(10) CONCENTRATION OF CREDIT RISK:

The Company performs periodic credit evaluations of its customers' financial condition and provides allowances for doubtful accounts as required. The Company's accounts receivables are generated from sales made both domestically and abroad. As of March 31, 2010 and December 31, 2009, $4,398,608 and $4,050,898, respectively, of the Company's total net accounts receivable were due in Italy. Of the total net accounts receivable, 47.7% at March 31, 2010 and 48.1% at December 31, 2009 were due from hospitals and laboratories controlled by the Italian government. The Company maintains allowances for doubtful accounts, particularly in Italy where payment cycles are longer than in the United States, for potential credit losses based on the age of the accounts receivable and the results of the Company’s periodic credit evaluations of its customers’ financial condition. Additionally, the Company periodically receives payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances. The Company may have anticipated collection of these amounts through a payment as described above, and, therefore, not provided an allowance for doubtful accounts for these amounts. Future payments by governmental regions in Italy are possible, and, as a result, the Company may consider the potential receipt of those payments in determining its allowance for doubtful accounts. If contemplated payments are not received when expected or at all, or if negotiated agreements are not complied with in a timely manner or cancelled, then the Company may provide additional allowances for doubtful accounts.

As noted in Note 3, Cash Equivalents and Marketable Securities, substantially all of the Company’s cash and cash equivalents are presently held at one international securities brokerage firm, UBS. Accordingly, the Company is subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver the Company’s securities or if the brokerage firm should become bankrupt or otherwise insolvent.

(11) LEASE COMMITMENTS:

During the three months ended March 31, 2010, the Company entered into operating leases with a financing company for certain diagnostic instruments that the Company placed as part of its reagent rental arrangements with customers. Diagnostic instrumentation acquired under these arrangements is placed at customer sites, and customers make reagent kit purchase commitments with the Company that typically last for a period of three to five years. This diagnostic instrumentation, which was originally acquired by the Company in the fourth quarter of 2009, was classified as equipment on lease in the accompanying December 31, 2009 consolidated balance sheet. During the three months ended March 31, 2010, the instrumentation was sold to the financing company for an amount approximating its net book value. The resulting leases have a term of 30 months. At the end of the lease term, the Company will have the option of purchasing the equipment from the financing company for an amount not to exceed 22% of the original purchase price.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Future minimum rental payments required under these operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2010 are as follows:

April 1 – December 31, 2010	$59,472
2011	79,296
2012	52,864

$191,632

During the three months ended March 31, 2010, the Company entered into a 36-month capital lease agreement with the same financing company for bottling equipment for its production facility in Miami, Florida. The terms of the lease require that the Company make equal monthly payments and grant the Company the option to purchase the equipment at the end of the lease term for an amount not to exceed 22% of the original purchase price. Although not obligated to do so, the Company is reasonably assured that it will exercise such purchase option. The asset and liability under this capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset is depreciated over its estimated productive life. The following table contains summary information regarding property held under this capital lease:

Production Equipment	$222,000
Accumulated Depreciation	(2,800)

$219,200

Future minimum lease payments under this capital lease as of March 31, 2010 were as follows:

April 1 – December 31, 2010	$63,270
2011	84,360
2012	84,360
2013	14,060

Total remaining minimum lease payments required	$246,050
Less: amount representing interest	(32,550)

Net present value of minimum lease payments	$213,500

The net present value of minimum lease payments is reflected in the accompanying balance sheet as of March 31, 2010 as current and long-term capital lease obligations of $80,500 and $133,000, respectively. The interest rate used on the capitalized lease is the Company’s incremental borrowing rate. Interest expense during the three months ended March 31, 2010 was not material.

(12) SEGMENT INFORMATION:

The Company’s management reviews financial information, allocates resources and manages its business by geographic region. The Domestic region, which includes corporate expenditures, contains the Company’s subsidiaries located in the United States. The European region (formerly called the Italian region) contains the Company’s subsidiary located in Italy. The information provided is based on internal reports and was developed and utilized by management to track trends and changes in the results of the regions. The information, including the allocations of expense and overhead, was calculated based on a management approach and may not reflect the actual economic costs, contributions or results of operations of the regions as stand-alone businesses. If a

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

different basis of presentation or allocation were utilized, the relative contributions of the regions might differ but the relative trends would, in management's view, likely not be materially impacted. The table below sets forth net revenues, loss from operations, total assets and goodwill by region.

Net Revenues by Region Three Months Ended March 31,	2010	2009
Domestic
External net revenues	$2,993,918	$3,300,658
Intercompany revenues	210,684	158,905

	3,204,602	3,459,563

European
External net revenues	1,661,103	1,418,053
Intercompany revenues	9,312	21,481

	1,670,415	1,439,534

Eliminations	(219,996)	(180,386)

Consolidated net revenues	$4,655,021	$4,718,711

Loss from Operations by Region Three Months Ended March 31,	2010	2009
Domestic	$(484,081)	$(258,315)
European	(397,730)	(151,001)
Eliminations	1,114	10,641

Loss from operations	$(880,697)	$(398,675)

Total Assets by Region	March 31, 2010	December 31, 2009
Domestic	$10,964,618	$11,260,272
European	7,631,118	7,872,122

Total assets	$18,595,736	$19,132,394

Goodwill by Region	March 31, 2010	December 31, 2009
Domestic	$870,290	$870,290
European	—	—

Total goodwill	$870,290	$870,290

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

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(14) RECENTLY ISSUED ACCOUNTING STANDARDS:

In January 2010, the Financial Accounting Standards Board (“FASB”) issued additional disclosure requirements for fair value measurements. According to the guidance, the fair value hierarchy disclosures are to be further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy will be required to be disclosed. These additional requirements, which became effective January 1, 2010 for quarterly and annual reporting, did not have an impact on the Company’s consolidated financial results as this guidance related only to additional disclosures. In addition, the guidance requires more detailed disclosures of the changes in Level 3 instruments. These changes will be effective January 1, 2011 and are not expected to have an impact on the Company’s consolidated financial results as this guidance only relates to additional disclosures.

In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance requires the use of management’s best estimate of selling price (BESP) for the deliverables in an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third party evidence (TPE) of the selling price is not available. In addition, excluding specific software revenue guidance, the residual method of allocating arrangement consideration is no longer permitted, and an entity is required to allocate arrangement consideration using the relative selling price method. This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011, with earlier application permitted as of the beginning of any prior fiscal year. Full retrospective application of the new guidance is optional. The Company is currently assessing the impact that the implementation of this new guidance will have on the Company’s financial position and operations.

In October 2009, the FASB also issued guidance which amended the scope of existing software revenue recognition guidance. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality is no longer within the scope of software revenue guidance and is accounted for based on other applicable revenue recognition guidance. In addition, the amendments exclude hardware components of a tangible product containing software components from the software revenue guidance. This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011, with earlier application permitted as of the beginning of any prior fiscal year. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the Company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company is currently assessing the impact that the implementation of this new guidance will have on the Company’s financial position and operations.

In June 2009, the FASB issued amendments to the accounting rules for variable interest entities (VIEs). The new guidance eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary. The Company adopted these amendments for interim and annual reporting periods beginning on January 1, 2010. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 and the unaudited interim consolidated financial statements and the related notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

•	the impact that the recent delay in the anticipated product launch of our own hepatitis products may have on our ability to achieve our originally anticipated sales levels of these products;

•	our agreements with IVAX Corporation, third party distributors and key personnel;

•	consolidation of our customers affecting our operations, markets and products;

•	reimbursement policies of governmental and private third parties affecting our operations, markets and products;

•	price constraints imposed by our customers and governmental and private third parties;

•	our ability to increase the volume of our reagent production to meet increased demand;

•	our ability to sell the current location of our Miami facility and to acquire or lease a new location to which to relocate it;

•	protecting our intellectual property;

•	political and economic instability and foreign currency fluctuation affecting our foreign operations;

•	the effects of utilizing cash to assist Delta Biologicals in maintaining its compliance with capital requirements established by Italian law;

•	the holding of substantially all of our cash and cash equivalents at a single brokerage firm, including risks relating to the bankruptcy or insolvency of such brokerage firm;

•	litigation regarding products, distribution rights, intellectual property rights, product liability and labor and employment matters;

•	our ability to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

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

See the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion of certain risks and uncertainties that could materially and adversely affect our business, operating results or financial condition. Many of these factors are beyond our control.

MAJORITY STOCKHOLDERS

On September 2, 2008, a group comprised of Debregeas & Associes Pharma SAS, a company wholly-owned by Patrice R. Debregeas and members of his family, Paul F. Kennedy and Umbria LLC, a company wholly-owned by Mr. Kennedy, purchased from Teva Pharmaceutical Industries Limited (“Teva”) all of the approximately 72.3% of the outstanding shares of our common stock then-owned by Teva, indirectly through its wholly-owned IVAX Corporation subsidiary, for an aggregate purchase price of $14,000,000, or $0.70 per share. For purposes of this Quarterly Report on Form 10-Q, Debregeas & Associes Pharma SAS, Patrice R. Debregeas, Paul F. Kennedy and Umbria LLC are collectively known as the Debregeas-Kennedy Group.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

OVERVIEW

Net loss totaled $957,000 for the three months ended March 31, 2010 compared to net loss of $465,000 for the three months ended March 31, 2009. Operating loss was $881,000 for the three months ended March 31, 2010 compared to operating loss of $399,000 in the three months ended March 31, 2009. The increase in net loss and operating loss resulted primarily from a decline in gross profit and an increase in selling expenses. Revenue decreased by $64,000 to $4,655,000 in the three months ended March 31, 2010 from $4,719,000 in the three months ended March 31, 2009, primarily due to a decline in Domestic net revenues, partially offset by an increase of European net revenues. Gross profit decreased by $285,000 to $2,488,000 in the three months ended March 31, 2010 compared to $2,773,000 in the three months ended March 31, 2009, and gross profit as a percentage of net revenues decreased to 53.4% in the three months ended March 31, 2010 from 58.8% in the three months ended March 31, 2009. The decline in gross profit percentage was principally due to reduced production volume and unfavorable manufacturing variances, as well as the effect of an increase in the percentage of relatively lower margin sales of instrumentation products. Operating expenses increased $196,000 to $3,368,000 in the three months ended March 31, 2010 primarily as a result of an increase in European selling expenses of $163,000. General and administrative expenses increased $29,000 due principally to higher personnel and severance costs, partially offset by costs incurred in 2009 in connection with the commencement of our comprehensive review of our business plans and operations, which we initiated during 2009 with the goal of improving our competitive position. Additionally, research and development expenses increased slightly due primarily to an increase in Domestic research expenses associated with our 510(k) premarket submission filing with the FDA for our next-generation fully automated ELISA system for autoimmune and infectious disease testing, named the Mago® 4S. No significant fluctuations occurred for the three months ended March 31, 2010 compared to the same period of 2009 in either total other loss, net, or in our income tax provision.

NET REVENUES AND GROSS PROFIT

Three months ended March 31,	2010	2009	Period over Period Increase (Decrease)
Net Revenues
Domestic	$2,994,000	$3,301,000	$(307,000)
European	1,661,000	1,418,000	243,000

Total	4,655,000	4,719,000	(64,000)
Cost of Sales	2,167,000	1,946,000	221,000

Gross Profit	$2,488,000	$2,773,000	$(285,000)
% of Total Net Revenues	53.4%	58.8%

Net revenues for the three months ended March 31, 2010 decreased $64,000, or 1.4%, from the three months ended March 31, 2009. This decrease was comprised of a decrease of $307,000, or 9.3%, in net revenues from Domestic operations, partially offset by an increase of $243,000 in net revenues from European operations. The 17.1% increase in net revenues from European operations includes the effect of an increase of $85,000 in revenue due to fluctuations of the United States dollar relative to the Euro, as further discussed in “Currency Fluctuations” below. As measured in Euro, revenues from European operations for the three months ended March 31, 2010 increased 10.5% compared to revenues generated from European operations for the three months ended March 31, 2009. Both Domestic and European revenues benefited from increased sales of instrumentation in the three months ended March 31, 2010 compared to the same period of 2009, and both Domestic and European sales were affected by a decline in reagent sales. Gross profit in the three months ended March 31, 2010 decreased $285,000, or 10.3%, from the comparable period of 2009. The decrease in gross profit as a percentage of net revenues to 53.4% in the three months ended March 31, 2010 from 58.8% in the three months ended March 31, 2009 was primarily the result of reduced production volume and unfavorable manufacturing variances, as well as the effect of an increase in the percentage of net revenues that were attributable to sales of instrumentation, which have a relatively lower gross profit percentage than reagent sales.

OPERATING EXPENSES

Three months ended March 31,	2010	% of Revenue	2009	% of Revenue	Period over Period Increase (Decrease)
Selling Expenses
Domestic	$779,000	16.7%	$776,000	16.4%	$3,000
European	516,000	11.1%	353,000	7.5%	163,000

Total	1,295,000	27.8%	1,129,000	23.9%	166,000

General and Administrative	1,642,000	35.3%	1,613,000	34.2%	29,000

Research and Development	431,000	9.3%	429,000	9.1%	2,000

Total Operating Expenses	$3,368,000	72.4%	$3,172,000	67.2%	$196,000

Selling expenses increased $166,000 in the three months ended March 31, 2010 compared to the same period of 2009. As a percentage of net revenue, selling expenses increased to 27.8% of net revenue in the three months ended March 31, 2010 compared to 23.9% of net revenue in the three months ended March 31, 2009. The increase in European selling expenses of $163,000 was principally the result of an increase in labor costs, partially due to the reallocation of personnel described below. Domestic selling expenses did not vary significantly. General and administrative expenses increased $29,000 in the three months ended March 31, 2010 compared to the same period of 2009 principally due to increased personnel costs that included the effect of the hiring of a new Chief Executive Officer and President in late-January 2009 and the addition of a General Manager in early-January 2010, as well as increased severance costs. Offsetting these increases was a decline in professional fees from those incurred in 2009 in connection with our comprehensive review of our business plans and operations, which we initiated with the goal of improving our competitive position. Total research and development expenses were relatively unchanged in the three months ended March 31, 2010 compared to the same period of 2009. Domestic research and development expenses increased by $115,000 from 2009, primarily due to costs associated with additional clinical testing that was requested by the FDA in connection with our September 30, 2009 510(k) premarket submission filing with the FDA for the Mago® 4S. European research and development expenses decreased by $112,000 compared to 2009, primarily due to a decrease in personnel costs that were allocated to other departments while we await authorization for “CE Marking” on our hepatitis products in the European Union. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

LOSS FROM OPERATIONS

Loss from operations totaled $881,000 in the three months ended March 31, 2010 compared to loss from operations of $399,000 in the three months ended March 31, 2009. Loss from operations in the three months ended March 31, 2010 was composed of a loss from Domestic operations of $484,000 and a loss from European operations of $398,000. Loss from operations in the three months ended March 31, 2009 was composed of a loss from Domestic operations of $258,000 and a loss from European operations of $151,000. Domestic operations include corporate expenditures, including costs required to maintain our status as a public company.

OTHER (LOSS) INCOME, NET

Interest income for the three months ended March 31, 2010 decreased by $5,000 compared to the same period of 2009 primarily due to lower average cash balances invested. Other loss, net totaled $49,000 during each of the three months ended March 31, 2010 and 2009. Amounts included in other loss, net in the three months ended March 31, 2010 and 2009 were primarily net foreign currency losses, particularly by our European subsidiary, which were denominated in currencies other than the subsidiary’s functional currency.

INCOME TAX PROVISION

During the three months ended March 31, 2010 and 2009, we recorded income tax provisions of $28,000 and $22,000, respectively. The current portion of our tax provisions in both the first quarters of 2010 and 2009 relates to Italian local income taxes based upon applicable statutory rates effective in Italy, while the deferred tax provision in these same periods relates to domestic tax deductible goodwill. No current domestic tax benefit was recorded in the three months ended March 31, 2010 or 2009 despite our domestic losses because we had a full valuation allowance against the domestic net deferred income tax assets.

NET LOSS

We generated a net loss of $957,000 in the three months ended March 31, 2010 compared to a net loss of $465,000 in the three months ended March 31, 2009. Our basic and diluted net loss per common share was $0.03 in the three months ended March 31, 2010 compared to basic and diluted net loss per common share of $0.02 in the three months ended March 31, 2009. Net loss in the three months ended March 31, 2010 and 2009 resulted primarily from the various factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, our working capital was $9,858,000 compared to $10,993,000 at December 31, 2009. Cash and cash equivalents totaled $3,306,000 at March 31, 2010 compared to $4,199,000 at December 31, 2009.

Substantially all of our cash and cash equivalents are presently held in money market accounts at one international securities brokerage firm, UBS. Accordingly, we are subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver our securities or if the brokerage firm should become bankrupt or otherwise insolvent. Our current policy is to invest only in select money market instruments, United States Treasury investments, municipal and other governmental agency securities and corporate issuers.

Net cash flows of $809,000 were used by operating activities during the three months ended March 31, 2010, compared to $339,000 used by operating activities during the three months ended March 31, 2009. Cash used by operating activities during three months ended March 31, 2010 was due to our net loss of $957,000 and cash used due to changes in operating assets and liabilities of approximately $99,000, partially offset by cash provided by non-cash items of $247,000. The non-cash items include depreciation and amortization, a net provision of doubtful accounts receivable, non-cash compensation and deferred income taxes. Cash used by changes in operating assets and liabilities was primarily due to $573,000 used as a result of an increase in accounts receivable and $82,000 used as a result of increases in inventory. Partially offsetting these amounts was cash of $591,000 provided as a result of increases in accounts payable and accrued expenses. Cash used by operating activities during three months ended March 31, 2009 was due to our net loss of $465,000 and cash used due to changes in operating assets and liabilities of approximately $92,000, partially offset by cash provided by non-cash items of $217,000. The non-cash items include depreciation and amortization, a net provision of doubtful accounts receivable, non-cash compensation and deferred income taxes. Cash used by changes in operating assets and liabilities was primarily due to $286,000 used as a result of an increase in accounts receivable and $309,000 used as a result of increases in inventory. Partially offsetting these amounts was cash of $418,000 provided as a result of increases in accounts payable and accrued expenses.

Net cash flows of $89,000 were used by investing activities during the three months ended March 31, 2010, as compared to $3,811,000 provided by investing activities during the same period of 2009. Cash used by investing activities during the three months ended March 31, 2010 primarily consisted of acquisitions of equipment on lease and capital expenditures. Partially offsetting these amounts was cash provided from the sale of diagnostic instrumentation originally acquired by us in the fourth quarter of 2009 and classified as equipment on lease in the accompanying December 31, 2009 consolidated balance sheet. This instrumentation had been placed by us as part of our reagent rental arrangements with customers, pursuant to which the instrumentation typically remained our property although it is used at customer sites, and customers make reagent kit purchase commitments with us that typically last for a period of three to five years. Rather than funding these instrument placements from our existing cash balances as we have historically done, we sold certain of this instrumentation for an amount approximating its net book value to a financing company during the three months ended March 31, 2010. Under the terms of the resulting operating leases with the financing company, we are required to make 30 monthly payments for our use of the instrumentation. At the end of the lease term, we will have the option to purchase the equipment from the financing company for an amount not to exceed 22% of the original purchase price. Cash flows provided from investing activities during the three months ended March 31, 2009 was primarily the result of our exercise during the first quarter of 2010 of Auction Rate Security Rights we received as part of our settlement from UBS in 2008 to redeem our investments in auction rate securities at their par value of $4,100,000.

Financing activities during the three months ended March 31, 2010 include payments made beginning in February 2010 for a 36-month capital lease we entered into with the same financing company for bottling equipment at our production facility in Miami, Florida. The terms of the lease give us an option to purchase the equipment at the end of the lease term for an amount not to exceed 22% of the original purchase price. Although we are not obligated to do so, we are reasonably assured that we will exercise such purchase option. Our current and long-term capital lease obligations of $80,500 and $133,000, respectively, due as a result of this financing are included in the accompanying consolidated balance sheet as of March 31, 2010. The interest rate utilized on this capital lease is our incremental borrowing rate. No financing activities occurred during the three months ended March 31, 2009.

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

Our principal source of short-term liquidity is existing cash and cash equivalents, which we believe will be sufficient to meet our operating needs and anticipated capital expenditures over at least the next twelve months. Additionally, we may need to utilize cash to assist our European subsidiary, Delta Biologicals, in maintaining its compliance with capital requirements established by Italian law. In connection with our evaluation of our operating results, financial condition and cash position, and specifically considering our results of operations and cash utilization during 2009 and the first quarter of 2010, we have enacted, or are considering, various measures to improve future cash flow. To this end, we expect operating results to improve from the operating results achieved based principally upon increases in revenue as a result of our anticipated commercial launch, after receiving all required regulatory approvals, of the Mago® 4S in the United States and increases in international instrumentation revenue. We also expect operating results to improve as a result of certain initiatives we have adopted, or are considering, in order to reduce expenses, as well as the anticipated expense reduction in 2010 as a result of the elimination of non-recurring professional fees incurred during 2009 in connection with our comprehensive review of our business plans and operations with the goal of improving our competitive position. Additionally, as discussed above, we have begun to fund placements under reagent rental contracts by using a lease financing arrangement, rather than funding such instrument placements from our existing cash balances as we have historically done. We are also evaluating other various forms of financing arrangements. Any such financing arrangements would likely impose positive and negative covenants on us, which could restrict various aspects of our business, operations and finances. For the long-term, we intend to utilize principally existing cash and cash equivalents, as well as internally generated funds, which are anticipated to be derived primarily from the sale of existing diagnostic and instrumentation products and diagnostic and instrumentation products currently under development. Additionally, in the long-term, we expect to continue to explore the potential of selling our Miami facility and transferring the related production activities to a currently unidentified leased facility and using the cash proceeds from any such sale to fund our operating activities. If we are not successful in improving our operating results and cash flows or if existing and possible future sources of liquidity described above are insufficient, then we may consider issuing debt or equity securities, incurring indebtedness or curtailing or reducing our operations.

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

REVENUE RECOGNITION

A principal source of revenue is our “reagent rental” program in which customers make reagent kit purchase commitments with us that will usually last for a period of three to five years. In exchange, we typically include a Mago® Plus instrument or a DSX™ or DS2™ instrument system, which in either case remains our property. We also include any required instrument service. Both the instrumentation and service are paid for by the customer through these reagent kit purchases over the life of the commitment. We recognize revenue from the reagent kit sales when title passes, which is generally at the time of shipment. Should actual reagent kit or instrument failure rates significantly increase, our future operating results could be negatively impacted by increased warranty obligations and service delivery costs.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain allowances for doubtful accounts, particularly in Italy for the operations of our European subsidiary, for estimated losses resulting from the inability of our customers to make required payments. In many instances our receivables in Italy, while currently due and payable, take in excess of a year to collect. Additionally, we may receive payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances. Consequently, we may consider the potential receipt of those types of payments in determining our allowance for doubtful accounts. If contemplated payments are not received when expected or at all, if negotiated agreements are not complied with in a timely manner or at all, or if the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, then our operating results could be materially adversely affected during the period in which we make the determination to increase the allowance for doubtful accounts. Our allowances for doubtful accounts were $347,000 and $356,000 at March 31, 2010 and December 31, 2009, respectively. We recorded a provision for losses on accounts receivable of $3,000 in the three months ended March 31, 2010 and $6,000 in the three months ended March 31, 2009.

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

Inventory reserves were $488,000 and $499,000 as of March 31, 2010 and December 31, 2009, respectively. Included in our inventory balance at March 31, 2010 was approximately $260,000 in Mago® 4S instrumentation and instrument components in anticipation of our pending commercial product launch. On September 30, 2009, we filed a 510(k) premarket submission with the FDA for the Mago® 4S. We received feedback from the FDA requesting that we provide additional analytics and clinical test data, and we are working with the FDA to provide the requested information and expedite the approval process. Commercial deliveries of the Mago® 4S will await our receipt of such regulatory approval, after which we expect to begin commercial deliveries in the fourth quarter of 2010. We also had approximately $200,000 of raw material inventory relating to our hepatitis product included in our inventory balance at March 31, 2010, substantially all of which has shelf life exceeding five years. Our hepatitis product is currently pending regulatory approval in the European Union.

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

The determination as to whether a write-down of goodwill is necessary involves significant judgment based upon our short-term and long-term projections for the Company. The assumptions supporting the estimated future cash flows of the reporting unit, including profit margins, long-term forecasts, discount rates and terminal growth rates, reflect our best estimates. All of our goodwill is currently recorded at ImmunoVision, one of our Domestic subsidiaries. Although we consider our current market capitalization, we do not believe it to be an appropriate measure for the fair value of ImmunoVision, as ImmunoVision represents less than 10% of our net revenues and total assets, and we believe that it is more meaningful to compute fair value based primarily upon discounted cash flows. However, the continued decline in our market capitalization could also potentially require us to record additional impairment charges in future periods for the remaining $870,000 of goodwill at ImmunoVision.

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

We determine fair value of the product license based upon the income approach, which estimates fair value based upon future discounted cash flows. Based upon progress made during 2009 to meet the requirements specified in July 2009 by the applicable notifying body to obtain “CE Marking” and amended regulatory standards adopted by the applicable notifying body during the fourth quarter of 2009 with which we must now comply in order to receive approval, we revised our assumptions supporting our computation of discounted cash flows to reflect the further delay in product launch and the possibility of a decrease in projected market share as a result of this delay, as well as to estimate the impact of the current global economic conditions. Based upon this methodology, which was described in detail in our Annual Report on Form 10-K for the year ended December 31, 2009, we determined during 2009 that the carrying amount of the product license was in excess of its fair value and recorded a non-cash impairment charge to operations totaling $400,000, reducing the carrying value of the product license to $283,000 as of December 31, 2009. During 2008, we also determined that the carrying amount of the product license was in excess of its fair value and recorded a non-cash impairment charge to operations totaling $560,000, reducing the carrying value of the product license to $683,000 as of December 31, 2008. While we determined that our payment of the final milestone payment is probable and believe that capitalization of the remaining recoverable asset is appropriate, there remains a risk that we will not be able to obtain product technology that would enable us to manufacture our own hepatitis products or, if we obtain such product technology, that we will not otherwise be able to manufacture our own hepatitis products. While we believe that we will be able to bring these hepatitis kits to market, if the progress of our efforts to begin marketing these kits is further adversely impacted, then we may be required to record an additional impairment charge with respect to all or a portion of the remaining $283,000 intangible product license of hepatitis technology asset.

INCOME TAXES

We have experienced net domestic losses from operations. In accordance with GAAP, we are required to record a valuation allowance against the deferred tax asset associated with these losses if it is “more likely than not” that we will not be able to utilize the net operating loss to offset future taxes. Due to the cumulative net losses from the operations of both our Domestic and European operations, we have provided a full valuation allowance against our deferred tax assets as of March 31, 2010. Over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of our net operating loss carryforwards and other temporary differences. Upon reaching such a conclusion, and upon such time as we reverse the entire valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

Under Section 382 of the Internal Revenue Code, our ability to use our net operating loss carryforwards will be limited in the future as a result of the September 2, 2008 acquisition by the Debregeas-Kennedy Group of the approximately 72.3% of the outstanding shares of our common stock previously owned by Teva, indirectly through its wholly-owned IVAX Corporation subsidiary. As a result of that acquisition, our ability to utilize net operating loss carryforwards to offset future taxable income is currently limited to approximately $900,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 2, 2008 acquisition date. The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the ownership change. Our results for the three months ended March 31, 2010 and 2009 were not impacted by these limitations.

The critical accounting policies discussed above are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Note 14, Recently Issued Accounting Standards, to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding recently issued accounting standards applicable to us.

CURRENCY FLUCTUATIONS

During the three months ended March 31, 2010 and 2009, approximately 35.7% and 30.1%, respectively, of our net revenues were generated in currencies other than the United States dollar. We expect that this percentage may increase in the future as a result of our efforts to increase our international presence, particularly in key markets in Europe and South America. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the strength of the United States dollar against the Euro resulted in an increase of approximately $85,000 in net revenues for the three months ended March 31, 2010 compared to the same period of the prior year. During the three months ended March 31, 2010 and 2009, none of our subsidiaries were domiciled in a highly inflationary environment, and the impact of inflation and changing prices on our net revenues and on our loss from continuing operations was not material.

During the three months ended March 31, 2010, our European subsidiary generated revenues which represented 35.7% of our net revenues. Conducting an international business inherently involves a number of difficulties, risks and uncertainties, such as export and trade restrictions, inconsistent and changing regulatory requirements, tariffs and other trade barriers, cultural issues, labor and employment laws, longer payment cycles, problems in collecting accounts receivable, political instability, local economic downturns, seasonal reductions in business activity in Europe during the traditional summer vacation months and potentially adverse tax consequences.

INCOME TAXES

We recognized tax provisions of $28,000 and $22,000 during the three months ended March 31, 2010 and 2009, respectively.

We are susceptible to large fluctuations in our effective tax rate and have thereby recognized tax expense on a discrete pro-rata basis for the three months ended March 31, 2010. No current domestic tax provision was recorded during the three months ended March 31, 2010 or March 31, 2009 due to the increase in the valuation allowance to offset the benefit of domestic losses. The foreign current income tax provisions for the three months ended March 31, 2010 and 2009 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

As of March 31, 2010, we had no net domestic or foreign deferred tax asset, as a full valuation allowance has been established against deferred tax assets. As of March 31, 2010, we had net deferred tax liabilities of $318,000 relating to tax deductible goodwill at ImmunoVision, and we recorded a corresponding deferred tax provision of $16,000 during the three months ended March 31, 2010. Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause our provision for income taxes to vary significantly from period to period. Upon such time as we reverse the entire valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

Under Section 382 of the Internal Revenue Code, our use of our net operating loss carryforwards will be limited in the future as a result of the September 2, 2008 acquisition by the Debregeas-Kennedy Group of the approximately 72.3% of the outstanding shares of our common stock previously owned by Teva, indirectly through its wholly-owned IVAX Corporation subsidiary. As a result of that acquisition, our ability to utilize net operating loss carryforwards to offset future taxable income is currently limited to approximately $900,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 2, 2008 acquisition date. The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the ownership change. Our results for the three months ended March 31, 2010 and 2009 were not impacted by these limitations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

We are involved in various legal claims and actions and regulatory matters, and other notices and demand proceedings arising in the ordinary course of business. While it is not possible to predict or determine the outcome of these proceedings, in the opinion of management, based on a review with legal counsel, any losses resulting from such legal proceedings would not have a material adverse impact on our financial position, results of operations or cash flows.

Item 6 - Exhibits

Exhibit Number	Description
10.1	Separation Agreement, dated as of May 3, 2010, by and between IVAX Diagnostics, Inc. and Mark S. Deutsch *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVAX Diagnostics, Inc.

Date: May 14, 2010	By:	/s/ MARK S. DEUTSCH
Mark S. Deutsch, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Separation Agreement, dated as of May 3, 2010, by and between IVAX Diagnostics, Inc. and Mark S. Deutsch *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.