Form 10-Q
period 2010-06-30
IVAX DIAGNOSTICS INC
filed 2010-08-16
CIK 1095858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

27,649,887 shares of Common Stock, $ .01 par value, outstanding as of August 13, 2010.

IVAX DIAGNOSTICS, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$2,509,173	$4,198,913
Accounts receivable, net of allowances for doubtful
accounts of $426,804 in 2010 and $356,162 in 2009	5,600,522	5,747,466
Inventories, net	4,958,089	4,808,240
Other current assets	259,901	302,948
Total current assets	13,327,685	15,057,567

Property, plant and equipment, net	1,800,977	1,839,696
Equipment on lease, net	622,209	851,800
Product license	282,936	282,936
Goodwill	870,290	870,290
Restricted deposits	217,824	200,995
Other assets	24,726	29,110
Total assets	$17,146,647	$19,132,394

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,914,251	$1,225,572
Accrued license payable	122,055	143,690
Accrued expenses and other current liabilities	2,637,617	2,695,633
Capital lease obligation, current	69,183	-
Total current liabilities	4,743,106	4,064,895

Other long-term liabilities:
Capital lease obligation, long-term	131,631	-
Deferred tax liabilities	333,438	301,692
Other long-term liabilities	855,507	1,040,122
Total other long-term liabilities	1,320,576	1,341,814

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares,
issued and outstanding 27,649,887 in 2010 and 2009	276,498	276,498
Capital in excess of par value	41,389,404	41,204,712
Accumulated deficit	(29,740,511)	(27,471,793)
Accumulated other comprehensive loss	(842,426)	(283,732)
Total shareholders’ equity	11,082,965	13,725,685
Total liabilities and shareholders’ equity	$17,146,647	$19,132,394

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these balance sheets.

IVAX  DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Period Ended June 30,	Three months		Six months
	2010	2009	2010	2009
Net revenues	$4,394,303	$4,661,477	$9,049,324	$9,380,188
Cost of sales	2,059,308	2,188,730	4,226,582	4,134,248
Gross profit	2,334,995	2,472,747	4,822,742	5,245,940

Operating expenses:
Selling and marketing	1,262,179	1,640,849	2,557,193	2,770,330
General and administrative	1,901,226	2,025,052	3,543,034	3,638,441
Research and development	417,668	396,690	849,290	825,688
Total operating expenses	3,581,073	4,062,591	6,949,517	7,234,459

(Loss) from operations	(1,246,078)	(1,589,844)	(2,126,775)	(1,988,519)

Other income:
Interest income	666	8,117	807	12,999
Other income (expense), net	(38,527)	118,804	(87,065)	70,301
Total other income, net	(37,861)	126,921	(86,258)	83,300

(Loss) before income taxes	(1,283,939)	(1,462,923)	(2,213,033)	(1,905,219)

Provision for income taxes	27,351	47,281	55,685	69,684

Net loss	$(1,311,290)	$(1,510,204)	$(2,268,718)	$(1,974,903)

Net loss per share
Basic and diluted	$(0.05)	$(0.05)	$(0.08)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
Basic	27,649,887	27,649,887	27,649,887	27,649,887
Diluted	27,649,887	27,649,887	27,649,887	27,649,887

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX  DIAGNOSTICS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE, December 31, 2009	27,649,887	$276,498	$41,204,712	$(27,471,793)	$(283,732)	$13,725,685
Comprehensive loss:
Net loss	-	-	-	(2,268,718)	-	(2,268,718)
Translation adjustment	-	-	-	-	(558,694)	(558,694)
Comprehensive loss						(2,827,412)
Stock compensation expense	-	-	184,692	-	-	184,692
BALANCE, June 30, 2010	27,649,887	$276,498	$41,389,404	$(29,740,511)	$(842,426)	$11,082,965

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of this statement.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30,	2010	2009
Cash flows from operating activities:
Net loss	$(2,236,070)	$(1,974,903)
Adjustments to reconcile net loss to net cash
flows used in operating activities:
Depreciation and amortization	382,385	237,521
Net provision (recovery) for doubtful accounts receivable	97,849	(5,226)
Non-cash compensation expense	184,692	134,358
Deferred income taxes	31,746	31,746
Changes in operating assets and liabilities:
Accounts receivable	(585,150)	(10,961)
Inventories	(208,456)	(461,552)
Other current assets	29,816	(13,682)
Other assets	-	71
Accounts payable and accrued expenses	841,141	190,881
Other long-term liabilities	(30,496)	155,665
Net cash flows used in operating activities	(1,492,543)	(1,716,082)

Cash flows from investing activities:
Capital expenditures	(142,209)	(118,068)
Proceeds from sales of marketable securities	-	4,100,000
Restricted deposits	(39,633)	-
Sale of equipment	307,300	-
Acquisitions of equipment on lease	(244,150)	(366,683)

Net cash flows (used in) provided by investing activities	(118,692)	3,615,249

Cash flows from financing activities:
Capital lease payments	(21,186)	-
Net cash flows used in financing activities	(21,186)	-

Effect of exchange rate changes on cash and cash equivalents	(57,319)	(38,243)
Net increase (decrease) in cash and cash equivalents	(1,689,740)	1,860,924
Cash and cash equivalents at the beginning of the period	4,198,913	4,420,900
Cash and cash equivalents at the end of the period	$2,509,173	$6,281,824

NONCASH INVESTING ACTIVITY:
Acquisition of equipment using capital lease	$222,000	$-

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) GENERAL:

The accompanying unaudited interim consolidated financial statements of IVAX Diagnostics, Inc. (the “Company,” “IVAX Diagnostics,” “we,” “us” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements.  However, in the opinion of management, all adjustments necessary to state fairly the results of operations, financial position, changes in shareholders’ equity and cash flows have been made.  The results of operations, financial position, changes in shareholders’ equity and cash flows for the six months ended June 30, 2010 are not necessarily indicative of the results of operations, financial position, changes in shareholders’ equity and cash flows which may be reported for the remainder of 2010. The consolidated balance sheet as of December 31, 2009 was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

The Company’s principal source of short-term liquidity is existing cash and cash equivalents totaling $2,509,173 at June 30, 2010.  In connection with the Company’s evaluation of its operating results, financial condition and cash position, and specifically considering its results of operations and cash utilization during 2009 and the six months ended June 30, 2010, the Company has enacted, or is considering, various measures to improve its future cash flow. To this end, the Company expects operating results to improve from the operating results achieved during 2009 and the six months ended June 30, 2010 based principally upon increases in revenue as a result of the anticipated commercial launch, after receiving all required regulatory approvals, of the Mago® 4S in the United States and increases in international revenue. The Company also expects operating results to improve as a result of certain initiatives it has adopted, or is considering, in order to reduce expenses, as well as continued expense reductions in 2010 as a result of the elimination of non-recurring professional fees that had been incurred during 2009. The Company is also evaluating various forms of financing arrangements. Any such financing arrangements would likely impose positive and negative covenants, which could restrict various aspects of the Company’s business, operations and finances. If the Company is not successful in improving its operating results and cash flows or if existing and possible future sources of liquidity described above are insufficient, then the Company may consider issuing debt or equity securities, incurring indebtedness or curtailing or reducing some of its operations.  Liquidity is expected to be sufficient over the next twelve months from the combination of the existing cash and cash equivalents and the various measures described above to improve future cash flow.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities, at the date of and for the period of the financial statements. The Company’s actual results in subsequent periods may differ from the estimates and judgments used in the preparation of the accompanying consolidated financial statements.

(2) STOCK-BASED COMPENSATION:

Valuations are based upon highly subjective assumptions about the future. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model.  Expected volatilities are based on the historical volatility of the Company’s stock.  The Company uses historical data to estimate option exercise and employee terminations.  The expected term of options granted represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the expected life of the option is based on the United States Treasury yield curve in effect at the time of the grant.

The Company has historically granted options under the Company’s option plans with an option exercise price equal to the closing market value of the stock on the date of the grant and with vesting, primarily for Company employees, ranging from immediately to equal annual amounts over a four year period, and, primarily for non-employee directors, immediately.

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

The following chart summarizes options outstanding as of June 30, 2010 and changes during the six months ended June 30, 2010.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	1,130,116	$2.27
Granted	225,000	0.55
Expired	-	-
Terminated	-	-
Exercised	-	-
Outstanding and exercisable at June 30, 2010	1,355,116	$1.98

During the quarter and six months ended June 30, 2010, stock-based compensation expense of $141,000 and $185,000, respectively, was calculated using a Black-Scholes option pricing model, including the impact of a modification to options previously granted to an employee to allow exercise through the original expiration date instead of one year from the date of termination.  Options to purchase a total of 125,000 shares were granted to employees and options to purchase a total of 100,000 shares were granted to directors during the six months ended June 30, 2010.  The options granted during the six months ended June 30, 2010 had an average grant date fair value of $0.54 per share and vested immediately.  The aggregate intrinsic value of options outstanding and exercisable of June 30, 2010 was $705,000.

(3) CASH EQUIVALENTS AND MARKETABLE SECURITIES:

The Company considers certain short-term investments in marketable debt securities with original maturities of three months or less to be cash equivalents.

A significant portion of the Company’s cash and cash equivalents are presently held in money market accounts at one international securities brokerage firm. Accordingly, the Company is subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver the Company's securities or if the brokerage firm should become bankrupt or otherwise insolvent. It is the Company’s policy to invest only in select money market instruments, United States Treasury investments, municipal and other governmental agency securities and corporate issuers.

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

(4) FAIR VALUE MEASUREMENT:

Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The three levels of inputs used to measure fair value are as follows:

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

In accordance with SFAS 157, the following table, which does not include cash on hand, represents the Company’s fair value hierarchy for its financial assets (cash equivalents) at June 30, 2010 and December 31, 2009:

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents at June 30, 2010
Money market funds	$1,443,754	$1,443,754	$--	$--
Total financial assets at June 30, 2010	$1,443,754	$1,443,754	$--	$--

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents at December 31, 2009
Money market funds	$2,943,522	$2,943,522	$--	$--
Total financial assets at December 31, 2009	$2,943,522	$2,943,522	$--	$--

(5) INVENTORIES, NET:

Inventories, net consist of the following:

	June 30, 2010	December 31, 2009
Raw materials	$789,374	$707,054
Work-in-process	1,092,144	1,070,964
Finished goods	3,076,571	3,030,222
Total inventories, net	$4,958,089	$4,808,240

(6) PRODUCT LICENSE:

In September 2004, the Company entered into a license agreement with an Italian diagnostics company to obtain a perpetual, worldwide, royalty-free license of product technology used by the Italian diagnostics company. This licensed hepatitis product technology is existing technology, which the Italian diagnostics company had developed and successfully commercialized to manufacture hepatitis products sold by them and for which it had already received “CE Marking” approval from the European Union.  Through the acquisition of this existing technology in its current form, the Company also expects to be able to derive revenue from the manufacture and sale of new hepatitis products. In exchange for the Italian diagnostics company’s assistance in transferring the know-how of the manufacturing technology, the Company agreed to pay a total of 1,000,000 Euro, in the form of four milestone payments, upon the Italian diagnostics company’s achievement of certain enumerated performance objectives related to the transfer of such existing technology. Three of the four required milestone payments, totaling 900,000 Euros, were made in prior years. The remaining milestone payment of 100,000 Euros, or $122,055, is included in accrued license payable in the accompanying consolidated balance sheet as of June 30, 2010. The Company is now working with the Italian diagnostics company to achieve the remaining performance objective, which includes, among others, the condition for the Company’s hepatitis products to receive authorization for “CE Marking” in the European Union. During 2009 and 2008, the Company recorded non-cash impairment charges to operations totaling $400,000 and $560,000, respectively, reducing the value of the product license to $282,936, which is reflected in the accompanying consolidated balance sheets.

(7) NET (LOSS) PER SHARE:

A reconciliation of the denominator of the basic and diluted loss per share computation is as follows:

Period Ended June 30,	Three months		Six months
	2010	2009	2010	2009
Basic weighted average shares outstanding	27,649,887	27,649,887	27,649,887	27,649,887
Effect of dilutive securities – stock options	-	-	-	-
Diluted weighted average shares outstanding	27,649,887	27,649,887	27,649,887	27,649,887

Not included in the calculation of diluted loss per share because their impact is antidilutive:
Stock options outstanding	1,355,116	1,175,116	1,355,116	1,175,116

(8) INCOME TAXES:

The provision for income taxes consists of the following:

Period Ended June 30,	Three months		Six months
	2010	2009	2010	2009
Current:
Domestic	$-	$-	$-	$-
Foreign	11,478	31,408	23,939	37,938
Deferred:
Domestic	15,873	15,873	31,746	31,746
Foreign	-	-	-	-
Total provision for income taxes	$27,351	$47,281	$55,685	$69,684

The Company is susceptible to large fluctuations in its effective tax rate and has thereby recognized tax expense on a discrete pro-rata basis for the six months ended June 30, 2010. No current domestic tax provision was recorded during the three or six months ended June 30, 2010 or 2009 due to the increase in the valuation allowance to offset the benefit of domestic losses. The foreign current income tax provisions for the three and six months ended June 30, 2010 and 2009 were the results of Italian local income taxes based upon applicable statutory rates effective in Italy.

As of June 30, 2010 and December 31, 2009, the Company has established a full valuation allowance on both its domestic and foreign net deferred tax assets, which are primarily comprised of net operating loss carryforwards. Due to the cumulative net losses from the operations of both domestic and foreign operations, the Company had no net deferred tax asset as of June 30, 2010 or December 31, 2009. As of June 30, 2010 and December 31, 2009, the Company had net deferred tax liabilities relating to tax deductible goodwill of $333,438 and $301,692, respectively, and recorded corresponding deferred tax provisions of $15,873 during each of the three months ended in June 30 and March 31, 2010 and 2009. Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause the provision for income taxes to vary significantly from period to period.

Under Section 382 of the Internal Revenue Code, the Company’s ability to use its net operating loss carryforwards will be limited in the future as a result of the September 2, 2008 acquisition by the Debregeas-Kennedy Group of the approximately 72.3% of the outstanding shares of the Company’s common stock previously owned by Teva, indirectly through its wholly-owned IVAX Corporation subsidiary.  As a result of that acquisition, the Company’s ability to utilize net operating loss carryforwards to offset future taxable income is currently limited to approximately $900,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 2, 2008 acquisition date. The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the ownership change.  The Company’s results for the three and six months ended June 30, 2010 and 2009 were not impacted by these limitations.

(9) COMPREHENSIVE INCOME (LOSS):

The components of the Company’s comprehensive income (loss) are as follows:

Period Ended June 30,	Three months		Six months
	2010	2009	2010	2009
Net loss	$(1,311,290)	$(1,510,204)	$(2,268,718)	$(1,974,903)
Foreign currency translation adjustments	(315,347)	274,451	(558,694)	2,687
Comprehensive loss	$(1,626,637)	$(1,235,753)	$(2,827,412)	$(1,972,216)

(10) CONCENTRATION OF CREDIT RISK:

The Company performs periodic credit evaluations of its customers' financial condition and provides allowances for doubtful accounts as required. The Company's accounts receivables are generated from sales made both domestically and abroad. Of the consolidated net accounts receivable, approximately 35%, or $1,984,000, at June 30, 2010 and 38%, or $2,174,000, at December 31, 2009 were due from hospitals and laboratories controlled by the Italian government.  In Italy, payment cycles are longer than in the United States. The Company periodically receives payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances.

As discussed in Note 3, Cash Equivalents and Marketable Securities, a significant portion of the Company’s cash and cash equivalents are presently held at one international securities brokerage firm.  Accordingly, the Company is subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver the Company’s securities or if the brokerage firm should become bankrupt or otherwise insolvent.

(11) LEASE COMMITMENTS:

During the six months ended June 30, 2010, the Company entered into operating leases with a financing company for certain diagnostic instruments that the Company placed as part of its reagent rental arrangements with customers. Diagnostic instrumentation acquired under these arrangements is placed at customer sites, and customers make reagent kit purchase commitments with the Company that typically last for a period of three to five years. The leases have terms of 30 months.  At the end of the lease terms, the Company will have the option of purchasing the instrumentation from the financing company for an amount not to exceed 22% of the original price for which the financing company purchased such instrumentation.

Future minimum rental payments required under these operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2010 are as follows:

July 1 – December 31, 2010	$60,337
2011	120,673
2012	114,065
$295,075

During the six months ended June 30, 2010, the Company entered into a 36-month capital lease agreement with the same financing company for bottling equipment for its production facility in Miami, Florida. The terms of the lease require that the Company make equal monthly payments and grant the Company the option to purchase the equipment at the end of the lease term for an amount not to exceed 22% of the original price for which the financing company purchased such equipment.  Although not obligated to do so, the Company is reasonably assured that it will exercise such purchase option. The asset and liability under this capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset is depreciated over its estimated productive life.  The following table contains summary information regarding property held under this capital lease as of June 30, 2010:

Production equipment	$222,000
Accumulated depreciation	(8,350)
$213,650

Future minimum lease payments under this capital lease as of June 30, 2010 are as follows:

July 1 – December 31, 2010	$42,180
2011	84,360
2012	84,360
2013	14,060
Total remaining minimum lease payments required	$224,960
Less: amount representing interest	(24,146)
Net present value of minimum lease payments	$200,814

The net present value of minimum lease payments is reflected in the accompanying balance sheet as of June 30, 2010 as current and long-term capital lease obligations of $69,183 and $131,631, respectively. The interest rate used on the capitalized lease is the Company’s incremental borrowing rate. Interest expense during the six months ended June 30, 2010 was $4,733.

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

Net Revenues by Region Period Ended June 30,	Three months		Six months
	2010	2009	2010	2009
Domestic
External net revenues	$3,146,700	$3,140,530	$6,140,618	$6,441,188
Intercompany revenues	204,438	267,149	415,122	426,054
	3,351,138	3,407,679	6,555,740	6,867,242
European
External net revenues	1,247,603	1,520,947	2,908,706	2,939,000
Intercompany revenues	128,168	7,382	137,480	28,863
	1,375,771	1,528,329	3,046,186	2,967,863
Elimination	(332,606)	(274,531)	(552,602)	(454,917)
Consolidated net revenues	$4,394,303	$4,661,477	$9,049,324	$9,380,188

(Loss) from Operations by Region Period Ended June 30,	Three months		Six months
	2010	2009	2010	2009
Domestic	$(598,131)	$(1,189,683)	$(1,082,212)	$(1,447,998)
European	(663,111)	(391,798)	(1,060,841)	(542,800)
Elimination	15,164	(8,363)	16,278	2,279
(Loss) from operations	$(1,246,078)	$(1,589,844)	$(2,126,775)	$(1,988,519)

Total Assets by Region	June 30, 2010	December 31, 2009
Domestic	$10,191,921	$11,260,272
European	6,954,726	7,872,122
Total assets	$17,146,647	$19,132,394

Goodwill by Region	June 30, 2010	December 31, 2009
Domestic	$870,290	$870,290
European	-	-
Total goodwill	$870,290	$870,290

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

(14) RECENTLY ISSUED ACCOUNTING STANDARDS:

In July 2010, the Financial Accounting Standards Board (“FASB”) issued disclosure requirements requiring companies to provide enhanced disclosures regarding the credit quality of their financing receivables and the credit reserves held against them.  The main objective in developing the new disclosures is to provide users of the financial statements with greater transparency about a company’s allowance for credit losses and the credit quality of its financing receivables.  The new standards are intended to provide additional information to assist users of the financial statement in assessing a company’s credit risk and evaluating the adequacy of any allowance for credit losses.  For public companies, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 31, 2010.  The disclosures about activities that occur during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company is currently assessing the impact that the implementation of this new guidance will have on the Company’s financial statements.

In April 2010, the FASB issued amended recognition and disclosure requirements regarding the milestone method of revenue recognition. The new guidance is designed to assist management in determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments affect companies that provide research or development deliverables in an arrangement in which one or more payments are contingent upon achieving uncertain future events or circumstances. This guidance is effective on a prospective basis for milestones achieved in fiscal years beginning on or after June 15, 2010. The Company is currently assessing the impact that the implementation of this new guidance will have on the Company’s consolidated financial position and operations.

In February 2010, the FASB issued amended recognition and disclosure requirements regarding subsequent events. The new guidance is designed to clarify the interaction between promulgated FASB standards and the guidance from the Securities and Exchange Commission. This guidance is effective for interim or annual periods ending after June 15, 2010. The adoption of these new requirements did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued additional disclosure requirements for fair value measurements. According to the guidance, the fair value hierarchy disclosures are to be further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy will be required to be disclosed. These additional requirements, which became effective January 1, 2010 for quarterly and annual reporting, did not have an impact on the Company’s consolidated financial results as this guidance related only to additional disclosures. In addition, the guidance requires more detailed disclosures of the changes in Level 3 instruments. These changes will be effective January 1, 2011 and are not expected to have a material impact on the Company’s consolidated financial position and operations.

In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance requires the use of management’s best estimate of selling price (BESP) for the deliverables in an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third party evidence (TPE) of the selling price is not available. In addition, excluding specific software revenue guidance, the residual method of allocating arrangement consideration is no longer permitted, and an entity is required to allocate arrangement consideration using the relative selling price method. This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011, with earlier application permitted as of the beginning of any prior fiscal year. Full retrospective application of the new guidance is optional. The Company is currently assessing the impact that the implementation of this new guidance will have on the Company’s consolidated financial position and operations.

In October 2009, the FASB also issued guidance which amended the scope of existing software revenue recognition guidance. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality is no longer within the scope of software revenue guidance and is accounted for based on other applicable revenue recognition guidance. In addition, the amendments exclude hardware components of a tangible product containing software components from the software revenue guidance. This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011, with earlier application permitted as of the beginning of any prior fiscal year. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the Company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company is currently assessing the impact that the implementation of this new guidance will have on the Company’s consolidated financial position and operations.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 and the unaudited interim consolidated financial statements and the related condensed notes to unaudited interim consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

We have made forward-looking statements, which are subject to risks and uncertainties, in this Quarterly Report on Form 10-Q.  Forward-looking statements may be preceded by, followed by, or otherwise include the words “may,” “will,” "believes," "expects," "anticipates," "intends," "plans," "estimates," "projects," “could,” "would," "should," or similar expressions or statements that certain events or conditions may occur. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by these forward-looking statements. These forward-looking statements are based largely on our expectations and the beliefs and assumptions of our management and on the information currently available to it and are subject to a number of risks and uncertainties, including, but not limited to, the risks and uncertainties associated with:

•	economic, competitive, political, governmental and other factors affecting us and our operations, markets and products;

•	the success of technological, strategic and business initiatives, including our automation strategy and our development and pending commercial release of the Mago® 4S;

•	our ability to receive regulatory approval for the Mago® 4S when expected, or at all;

•	the ability of the Mago® 4S to be available when expected, or at all;

•	the ability of the Mago® 4S to perform as expected;

•	the impact of the anticipated timing of the commercial release of the Mago® 4S on the judgments and estimates we have made with respect to our financial condition, operating results and cash flows;

•
the impact on our financial condition and operating results of making or changing judgments and estimates as a result of future design changes to, or the development of improved instrument versions of, the Mago® 4 or Mago® 4S or as a result of future demand for the Mago® 4 or Mago® 4S;

•	the ability of the Mago® 4 or Mago® 4S to be a source of revenue growth for us;

•	our ability to receive financial benefits or achieve improved operating results after the commercial release of the Mago® 4S;

•	the ability of the Mago® 4 or Mago® 4S to be a factor in our growth;

•	the ability of the Mago® 4 or Mago® 4S to expand the menu of test kits we offer;

•	making derivations of and upgrades to the Mago® our primary platforms for marketing our kits;

•	our ability to successfully market the Mago® 4 or Mago® 4S;

•	our customers’ integration of the Mago® 4 or Mago® 4S into their operations;

•	the success of our comprehensive review of our business plans and operations and the initiatives we have implemented or may implement based on the results of such review;

•
our ability to improve our competitive position to the extent anticipated, or at all, as a result of our comprehensive review of our business plans and operations and the initiatives we have implemented or may implement based on the results of such review;

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

•	our ability to expand our product offerings and/or market reach;

•	the impact the existing global economic conditions may have on our financial condition, operating results and cash flows;

•	constantly changing, and our compliance with, governmental regulation;

•	the impact of our adoption or implementation of new accounting statements and pronouncements on our financial condition and operating results;

•	our limited operating revenues and history of primarily operational losses;

•
our ability to collect our accounts receivable and the impact of making or changing judgments and estimates regarding our allowances for doubtful accounts on our financial condition and operating results;

•	our ability to utilize our net operating losses and its impact on our financial condition and operating results;

•	the impact of any future limitations on our ability to utilize our net operating losses in the event of any future change in control or similar transaction;

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

•
the impact of the anticipated timing of the regulatory approval and commercial launch of our own hepatitis products on the judgments and estimates we have made with respect to our financial condition, operating results and cash flows;

•	our production capacity at our facility in Miami, Florida;

•	our ability to successfully improve our facilities and upgrade or replace our equipment and information systems in the time frame and utilizing the amount of funds anticipated, or at all;

•	our agreements with IVAX Corporation, third party distributors and key personnel;

•	consolidation of our customers affecting our operations, markets and products;

•	reimbursement policies of governmental and private third parties affecting our operations, markets and products;

•	price constraints imposed by our customers and governmental and private third parties;

•	our ability to increase the volume of our reagent production to meet increased demand;

•	protecting our intellectual property;

•	political and economic instability and foreign currency fluctuation affecting our foreign operations;

•
the effects of utilizing cash to assist our subsidiary located in Italy, Delta Biologicals, S.r.L. (“Delta Biologicals”), in maintaining its compliance with capital requirements established by Italian law;

•	the holding of a significant portion of our cash and cash equivalents at a single brokerage firm, including risks relating to the bankruptcy or insolvency of such brokerage firm;

•	litigation regarding products, distribution rights, intellectual property rights, product liability and labor and employment matters;

•	our ability to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

•	voting control of our common stock by Patrice R. Debregeas, individually, or together with Paul F. Kennedy;

•	conflicts of interest with the Debregeas-Kennedy Group and with our officers, directors and employees; and

•	other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

OVERVIEW

Net loss totaled $2,269,000 for the six months ended June 30, 2010 compared to a net loss of $1,975,000 for the six months ended June 30, 2009.  Operating loss was $2,127,000 for the six months ended June 30, 2010 compared to an operating loss of $1,989,000 in the six months ended June 30, 2009. The increase in operating loss resulted from a decline in gross profit, partially offset by a decline in operating expenses.  The increase in net loss was also due to an increase in other non-operating expense that resulted mainly from foreign currency transaction losses, compared to transaction gains in the corresponding period of the prior year.  Revenue decreased by $331,000 to $9,049,000 in the six months ended June 30, 2010 from $9,380,000 in the six months ended June 30, 2009, due to declines in both Domestic and European net revenues.  Gross profit decreased by $423,000 to $4,823,000 in the six months ended June 30, 2010 compared to $5,246,000 in the six months ended June 30, 2009, and gross profit as a percentage of net revenues decreased to 53.3% in the six months ended June 30, 2010 from 55.9% in the six months ended June 30, 2009.  The decline in gross profit percentage was principally due to reduced production volume, as well as the effect of an increase in the percentage of relatively lower margin sales of instrumentation products.  Operating expenses decreased by $284,000 to $6,950,000 in the six months ended June 30, 2010 compared to the same period of 2009 primarily as a result of a $291,000 decrease in Domestic selling and marketing expenses.  General and administrative expenses decreased by a net amount of $95,000, due principally to lower outside consultant costs, partially offset by an increase in severance costs.  Additionally, research and development expenses increased by $23,000 compared to the same period of 2009 due primarily to an increase in Domestic research expenses associated with our 510(k) premarket submission filing with the United States Food and Drug Administration (“FDA”) for the Mago® 4S, our next-generation fully automated ELISA system for autoimmune and infectious disease testing.

NET REVENUES AND GROSS PROFIT

Six months ended June 30,	2010	2009	Period over Period (Decrease)
Net Revenues
Domestic	$6,140,000	$6,441,000	$(301,000)
European	2,909,000	2,939,000	(30,000)
Total	9,049,000	9,380,000	(331,000)

Cost of Sales	4,227,000	4,134,000	(93,000)

Gross Profit	$4,822,000	$5,246,000	$(424,000)
% of Total Net Revenues	53.3%	55.9%

Net revenues for the six months ended June 30, 2010 decreased $331,000, or 3.5%, from the six months ended June 30, 2009.  This decrease was comprised of a decrease of $301,000, or 4.7%, in net revenues from Domestic operations and a decrease of $30,000, or 1.0%, in net revenues from European operations. The decrease in net revenues from European operations includes the effect of a decrease of $8,000 in revenue due to fluctuations of the United States dollar relative to the Euro, as further discussed in “Currency Fluctuations” below.  As measured in Euros, revenues from European operations for the six months ended June 30, 2010 decreased from 2,203,000 Euros to 2,187,000 Euros) as compared to revenues for the six months ended June 30, 2009.  Both Domestic and European revenues benefited from increased instrumentation sales in the six months ended June 30, 2010 compared to the same period of 2009, however both Domestic and European sales were affected by a decline in reagent sales.  Gross profit in the six months ended June 30, 2010 decreased by $424,000, or 8.1%, from the comparable period in 2009.  The decrease in gross profit as a percentage of net revenues to 53.3% in the six months ended June 30, 2010 from 55.9% in the same period of 2009 was primarily the result of reduced production volume, as well as the effect of an increase in the percentage of net revenues attributable to instrumentation sales, which have a relatively lower gross profit percentage than reagent sales.

OPERATING EXPENSES

Six months ended June 30,	2010	% of Revenue	2009	% of Revenue	Period over Period Increase (Decrease)
Selling and Marketing	$2,557,000	28.3%	$2,770,000	29.5%	$(213 ,000)
General and Administrative	3,543,000	39.2%	3,638,000	38.8%	(95,000)
Research and Development	849,000	9.4%	826,000	8.8%	23,000
Total Operating Expenses	$6,949,000	76.8%	$7,234,000	77.1%	$(285,000)

Selling and marketing expenses decreased by $213,000 in the six months ended June 30, 2010 as compared to the same period of 2009.  As a percentage of net revenue, selling and marketing expenses decreased to 28.3% of net revenue in the six months ended June 30, 2010 as compared to 29.5% in the six months ended June 30, 2009.  The decrease in selling and marketing expenses was due to a temporary decrease in selling and marketing personnel, reduced cost of consultants, a change in the commission structure in our Domestic operations and lower sales.  General and administrative expenses decreased by $95,000 in the six months ended June 30, 2010 compared to the same period of 2009 principally due to a decline in professional fees from those incurred in the same period of 2009, partially offset by higher severance costs in 2010 (mainly in the three months ended June 30, 2010).  Total research and development expenses increased by $23,000 for the period due to costs associated with additional clinical testing that was requested by the FDA in connection with our 510(k) premarket submission filing with the FDA for the Mago® 4S.  The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

(LOSS) FROM OPERATIONS

Loss from operations totaled $2,127,000 in the six months ended June 30, 2010 compared to a loss from operations of $1,989,000 in the six months ended June 30, 2009.  Loss from operations in the six months ended June 30, 2010 was composed of a loss from Domestic operations of $1,066,000 and a loss from European operations of $1,061,000.  Loss from operations in the six months ended June 30, 2009 was composed of a loss from Domestic operations of $1,448,000 and a loss from European operations of $541,000.  Domestic operations include corporate expenditures, including costs required to maintain our status as a public company.

OTHER INCOME, NET

Interest income for the six months ended June 30, 2010 decreased by $12,000 compared to the same period of 2009 primarily due to lower average cash balances invested and lower average interest rates. Other income (expense), net decreased from other income, net of $70,000 for the six months ended June 30, 2009 to other expense, net of $87,000 for the same period of 2010.  The change was due to foreign currency transaction losses in the first six months of 2010, compared to transaction gains in the corresponding period of the prior year.

INCOME TAX PROVISION

During the six months ended June 30, 2010 and 2009, we recorded income tax provisions of $56,000 and $70,000, respectively. The current portion of our tax provisions in both periods of 2010 and 2009 relates to Italian local income taxes based upon applicable statutory rates effective in Italy, while the deferred tax provision in these same periods relates to domestic tax deductible goodwill. No current domestic tax benefit was recorded in the six months ended June 30, 2010 or 2009 despite our domestic losses because we had a full valuation allowance against the domestic net deferred income tax assets.

NET (LOSS)

We generated a net loss of $2,269,000 in the six months ended June 30, 2010 compared to a net loss of $1,975,000 in the six months ended June 30, 2009.  Our basic and diluted net loss per common share was $0.08 in the six months ended June 30, 2010 compared to basic and diluted net loss per common share of $0.07 in the six months ended June 30, 2009.  Net loss in the six months ended June 30, 2010 and 2009 resulted primarily from the various factors discussed above.

THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

OVERVIEW

Net loss totaled $1,312,000 for the three months ended June 30, 2010 compared to a net loss of $1,510,000 for the three months ended June 30, 2009.   Operating loss was $1,246,000 for the three months ended June 30, 2010 compared to an operating loss of $1,590,000 in the three months ended June 30, 2009.  The decrease in operating loss resulted primarily from a decline in operating expenses. Revenue decreased by $267,000 to $4,394,000 in the three months ended June 30, 2010 from $4,661,000 in the three months ended June 30, 2009, due to a decline in European revenues. Gross profit decreased by $137,000 to $2,335,000 in the three months ended June 30, 2010 compared to $2,473,000 in the three months ended June 30, 2009, and gross profit as a percentage of net revenues increased slightly to 53.1% in the three months ended June 30, 2010 from 53.0% in the three months ended June 30, 2009.  Operating expenses decreased by $482,000 to $3,581,000 in the three months ended June 30, 2010 primarily as a result of a $378,000 decrease in selling and marketing expenses, due to a temporary decrease in selling and marketing personnel, reduced cost of consultants, a change in the commission structure in our Domestic operations and lower sales.  General and administrative expenses decreased by $125,000, due principally to lower outside consultant costs, partially offset by an increase in severance costs.

NET REVENUES AND GROSS PROFIT

Three months ended June 30,	2010	2009	Period over Period Increase (Decrease)
Net Revenues
Domestic	$3,146,000	$3,140,000	$6,000
European	1,248,000	1,521,000	(273,000)
Total	4,394,000	4,661,000	(267,000)

Cost of Sales	2,059,000	2,189,000	130,000

Gross Profit	$2,335,000	$2,473,000	$(138,000)
% of Total Net Revenues	53.1%	53.0%

Net revenues for the three months ended June 30, 2010 decreased $267,000, or 5.7%, from the three months ended June 30, 2009. This decrease was primarily the result of a decrease of $273,000, or 17.9%, in net revenues from European operations. The decrease in net revenues from European operations includes the effect of a decrease of $85,000 in revenue due to fluctuations of the United States dollar relative to the Euro, as further discussed in “Currency Fluctuations” below.  As measured in Euros, revenues from European operations for the three months ended June 30, 2010 decreased 11.6% (from 1,117,000 Euros to 987,000 Euros), as compared to revenues for the three months ended June 30, 2009.  Both Domestic and European sales were affected by a decline in reagent sales, however certain other sales increased in the Domestic region to compensate. Gross profit in the three months ended June 30, 2010 decreased by $137,000, or 5.6%, from the comparable period in 2009.  Gross profit as a percentage of net revenues increased slightly to 53.1% in the three months ended June 30, 2010 from 53.0% in the same period of 2009.

OPERATING EXPENSES

Three months ended June 30,	2010	% of Revenue	2009	% of Revenue	Period over Period Increase (Decrease)
Selling and Marketing	$1,262,000	28.7%	$1,641,000	35.2%	$(379,000)
General and Administrative	1,901,000	43.3%	2,025,000	43.4%	(124,000)
Research and Development	418,000	9.5%	397,000	8.5%	21,000
Total Operating Expenses	$3,581,000	81.5%	$4,063,000	87.2%	$(482,000)

Selling and marketing expenses decreased by $379,000 in the three months ended June 30, 2010 as compared to the same period of 2009. As a percentage of net revenue, selling and marketing expenses decreased to 28.7% of net revenue in the three months ended June 30, 2010 as compared to 35.2% in the three months ended June 30, 2009. The decrease in selling and marketing expenses was due to a temporary decrease in selling and marketing personnel, reduced cost of consultants, a change in the commission structure in our Domestic operations and lower sales.  General and administrative expenses decreased by $124,000 in the three months ended June 30, 2010 compared to the same period of 2009 principally due to a decline in professional fees from those incurred in 2009, offset by higher severance costs in 2010. Total research and development expenses increased by $21,000 for the period due to costs associated with additional clinical testing that was requested by the FDA in connection with our 510(k) premarket submission filing with the FDA for the Mago® 4S. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

(LOSS) FROM OPERATIONS

Loss from operations totaled $1,246,000 in the three months ended June 30, 2010 compared to a loss from operations of $1,590,000 in the three months ended June 30, 2009.  Loss from operations in the three months ended June 30, 2010 was composed of a loss from Domestic operations of $583,000 and a loss from European operations of $663,000. Loss from operations in the three months ended June 30, 2009 was composed of a loss from Domestic operations of $1,198,000 and a loss from European operations of $392,000. Domestic operations include corporate expenditures, including costs required to maintain our status as a public company.

OTHER INCOME, NET

Interest income for the three months ended June 30, 2010 decreased by $7,000 compared to the same period of 2009 primarily due to lower average cash balances invested and lower average interest rates. Other income (expense), net decreased from other income, net of $119,000 in the three months ended June 30, 2009 to other expense, net of $39,000.  The change was due to foreign currency transaction losses for the three months ended June 30, 2010, compared to transaction gains in the corresponding period of the prior year.

INCOME TAX PROVISION

During the three months ended June 30, 2010 and 2009, we recorded income tax provisions of $27,000 and $47,000, respectively. The current portion of our tax provisions in both periods of 2010 and 2009 relates to Italian local income taxes based upon applicable statutory rates effective in Italy, while the deferred tax provision in these same periods relates to domestic tax deductible goodwill. No current domestic tax benefit was recorded in the three months ended June 30, 2010 or 2009 despite our domestic losses because we had a full valuation allowance against the domestic net deferred income tax assets.

NET (LOSS)

We generated a net loss of $1,311,000 in the three months ended June 30, 2010 compared to a net loss of $1,510,000 in the three months ended June 30, 2009.   Our basic and diluted net loss per common share was $0.05 in both periods.   Net loss in the three months ended June 30, 2010 and 2009 resulted primarily from the various factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, our working capital was $8,585,000 compared to $10,993,000 at December 31, 2009.  Cash and cash equivalents totaled $2,509,000 at June 30, 2010 compared to $4,199,000 at December 31, 2009.

A significant portion of our cash and cash equivalents are presently held in money market accounts at one international securities brokerage firm.  Accordingly, we are subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver our securities or if the brokerage firm should become bankrupt or otherwise insolvent. Our current policy is to invest only in select money market instruments, United States Treasury investments, municipal and other governmental agency securities and corporate issuers.

Net cash flows of $1,493,000 were used by operating activities during the six months ended June 30, 2010, compared to $1,716,000 used by operating activities during the six months ended June 30, 2009.  Cash used by operating activities during the six months ended June 30, 2010 was due to our net loss of $2,236,000, cash provided due to changes in operating assets and liabilities of approximately $47,000 and  cash provided by non-cash items of $697,000.  The non-cash items include depreciation and amortization, a net provision of doubtful accounts receivable, non-cash compensation and deferred income taxes. Cash used by changes in operating assets and liabilities was primarily due to an increase of $585,000 in accounts receivable and an increase of $209,000 in inventory.  Partially offsetting these amounts was cash provided of $841,000 as a result of increases in accounts payable and accrued expenses and $30,000 as a result of the decrease in other current assets. Cash used by operating activities during the six months ended June 30, 2009 was due to our net loss of $1,975,000 and cash used due to changes in operating assets and liabilities of approximately $140,000, partially offset by cash provided by non-cash items of $399,000.  The non-cash items include depreciation and amortization, a net provision of doubtful accounts receivable, non-cash compensation and deferred income taxes. Cash used by changes in operating assets and liabilities was primarily due to an increase of $462,000 in inventories.  Partially offsetting this amount was cash of $191,000 provided as a result of increases in accounts payable and accrued expenses.

Net cash flows of $119,000 were used by investing activities during the six months ended June 30, 2010, as compared to $3,615,000 provided by investing activities during the same period of 2009.  Cash used by investing activities during the six months ended June 30, 2010 primarily consisted of acquisitions of equipment on lease for $244,000 and capital expenditures for $142,000.  Offsetting these amounts was cash provided from the sale of diagnostic instrumentation originally acquired by us in the fourth quarter of 2009 and the first quarter of 2010 and classified as equipment on lease in the accompanying consolidated balance sheets for a total of $307,000.  This instrumentation had been placed by us as part of our reagent rental arrangements with customers, pursuant to which the instrumentation typically remained our property although it is used at customer sites. Customers make reagent kit purchase commitments with us that typically last for a period of three to five years.  Rather than funding these instrument placements from our existing cash balances as we have historically done, we sold certain of this instrumentation for an amount approximating its net book value to a financing company during the six months ended June 30, 2010.  Under the terms of the resulting operating leases with the financing company, we are required to make 30 monthly payments for our use of the instrumentation.  At the end of the lease term, we will have the option to purchase the instrumentation from the financing company for an amount not to exceed 22% of the original price for which the financing company purchased such instrumentation.  Cash flows provided from investing activities during the six months ended June 30, 2009 was primarily the result of our exercise during the first quarter of 2010 of Auction Rate Security Rights we received as part of our settlement from UBS in 2008 to redeem our investments in auction rate securities at their par value of $4,100,000.

Financing activities during the six months ended June 30, 2010 include payments of $21,000 made beginning in February 2010 for a 36-month capital lease we entered into with the same financing company for bottling equipment at our production facility in Miami, Florida. The terms of the lease give us an option to purchase the equipment at the end of the lease term for an amount not to exceed 22% of the original price for which the financing company purchased such equipment.  Although we are not obligated to do so, we are reasonably assured that we will exercise such purchase option. Our current and long-term capital lease obligations of $69,000 and $132,000, respectively, due as a result of this financing are included in the accompanying consolidated balance sheet as of June 30, 2010. The interest rate utilized on this capital lease is our incremental borrowing rate. No financing activities occurred during the six months ended June 30, 2009.

Our research and development expenditures for the remainder of 2010 will depend upon, among other things, the outcome of the 510(k) premarket submission filing with the FDA for the Mago® 4S, as well as clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.  There can be no assurance that these expenditures will result in the development of new products or product enhancements, that we will successfully complete products under development, that we will obtain regulatory approval or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed.

We have decided to postpone our previously reported plans to relocate our corporate headquarters and the operations of Diamedix Corporation, one of our domestic subsidiaries, because we have sufficient excess production capacity at this time.  We estimate that approximately $500,000 will be required during the remainder of 2010 and during 2011 to improve our existing facilities, and upgrade or replace equipment and information systems.  There can be no assurance that we will be successful in our plans to improve our facilities or upgrade or replace our equipment and information systems.

Our principal source of short-term liquidity is existing cash and cash equivalents.  In connection with our evaluation of our operating results, financial condition and cash position, and specifically considering our results of operations and cash utilization during 2009 and the six months ended June 30, 2010, we have enacted, or are considering, various measures to improve future cash flow.  To this end, we expect operating results to improve from the operating results achieved based principally upon increases in revenue as a result of our anticipated commercial launch, after receiving all required regulatory approvals, of the Mago® 4S in the United States and increases in international revenue.  We also expect operating results to improve as a result of certain initiatives we have adopted, or are considering, in order to reduce expenses, as well as the continued expense reduction in 2010 as a result of the elimination of non-recurring professional fees incurred during 2009.  Additionally, as discussed above, we have begun to fund placements under reagent rental contracts by using a lease financing arrangement, rather than funding such instrument placements from our existing cash balances as we have historically done.  We are also evaluating other various forms of financing arrangements.  Any such financing arrangements would likely impose positive and negative covenants on us, which could restrict various aspects of our business, operations and finances.  For the long-term, we intend to utilize principally existing cash and cash equivalents, as well as internally generated funds, which are anticipated to be derived primarily from the sale of existing diagnostic and instrumentation products and diagnostic and instrumentation products currently under development.  Additionally, in the long-term, we may again consider the potential of selling our Miami facility and transferring the related production activities to a currently unidentified leased facility and using the cash proceeds from any such sale to fund our operating activities.  If we are not successful in improving our operating results and cash flows or if existing and possible future sources of liquidity described above are insufficient, then we may consider issuing debt or equity securities, incurring indebtedness or curtailing or reducing some of our operations.  Liquidity is expected to be sufficient over the next twelve months from the combination of the existing cash and cash equivalents and the various measures described above to improve future cash flow.

In Italy, payment cycles are longer than in the United States. We periodically receive payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances. Additional payments by governmental regions in Italy are possible, and, as a result, could have a significant impact on our cash flow.

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

REVENUE RECOGNITION

A principal source of revenue is our "reagent rental" program in which customers make reagent kit purchase commitments with us that will usually last for a period of three to five years.  In exchange, we typically include an instrument system, which remains our property (or, in the case of a lease financing arrangement, that of the financing company).  We also include any required instrument service. Both the instrumentation and service are paid for by the customer through these reagent kit purchases over the life of the commitment. We recognize revenue from the reagent kit sales when title passes, which is generally at the time of shipment. Should actual reagent kit or instrument failure rates significantly increase, our future operating results could be negatively impacted by increased warranty obligations and service delivery costs.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain allowances for doubtful accounts, including in Italy for the operations of our European subsidiary, for estimated losses based on historical loss percentages resulting from the inability of our customers to make required payments. In many instances our receivables in Italy, while currently due and payable, take in excess of a year to collect. Additionally, we may receive payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances. Consequently, we may consider the potential receipt of those types of payments in determining our allowance for doubtful accounts. If contemplated payments are not received when expected or at all, if negotiated agreements are not complied with in a timely manner or at all, or if the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, then our operating results could be materially adversely affected during the period in which we make the determination to increase the allowance for doubtful accounts.  Our allowances for doubtful accounts were $427,000 and $356,000 at June 30, 2010 and December 31, 2009, respectively. We recorded a provision for losses on accounts receivable of $71,000 in the six months ended June 30, 2010.  A net recovery of $5,000 was recorded in the six months ended June 30, 2009.

INVENTORY

We regularly review inventory quantities on hand, which include components for current or future versions of products and instrumentation.  If necessary, we record a provision for excess and obsolete inventory based primarily on our estimates of component obsolescence, product demand and production requirements, as well as based upon the status of a product within the regulatory approval process.  In accordance with our inventory accounting policy, total inventories at June 30, 2010 include components for current or future versions of products and instrumentation. On September 30, 2009, we filed a 510(k) premarket submission with the United States Food and Drug Administration (the “FDA”) for the Mago® 4S, its next-generation fully automated Enzyme-linked Immunosorbent Assay (“ELISA”) system for autoimmune and infectious disease testing that we intend to market in the United States.  We have received feedback from the FDA requesting that we provide additional analytics and clinical test data, and we are working with the FDA to provide the requested information and expedite the approval process. Inventory amounts at June 30, 2010 included approximately $67,000 in Mago® 4S instrumentation and instrument components in anticipation of the future commercial launch of the product.  Commercial deliveries of the Mago® 4S will await our receipt of such regulatory approval, after which we expect to begin commercial deliveries in the fourth quarter of 2010.  Inventory amounts at June 30, 2010 also included approximately $200,000 of inventory relating to our hepatitis product, substantially all of which has a shelf life exceeding five years, which is currently pending regulatory approval based upon our January 2008 submission requesting “CE Marking” in the European Union (See Note 6, Product License).  Based upon amended regulatory standards adopted by the applicable notifying body during the fourth quarter of 2009 with which we must now comply in order to receive approval and subsequent communications, we now expect “CE Marking” granting approval for the remaining products covered under the license agreement and product launch by the third quarter of 2011. At December 31, 2009, Mago® 4S instrumentation and instrument component inventories were approximately $260,000 and hepatitis related inventories were approximately $200,000.

Inventory reserves were $459,000 and $499,000 as of June 30, 2010 and December 31, 2009, respectively.

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

Our product license is existing technology, obtained from an Italian diagnostics company that had developed and successfully commercialized this technology to manufacture hepatitis products sold by them and for which it had already received “CE Marking” approval from the European Union.  Through the acquisition of this existing technology in its current form, we expect to be able to derive revenue from the manufacture and sale of new hepatitis products. In exchange for the Italian diagnostics company’s assistance in transferring the know-how of the manufacturing technology, we agreed to pay a total of 1,000,000 Euro in the form of four milestone payments upon the Italian diagnostics company’s achievement of certain enumerated performance objectives related to the transfer of such existing technology.  We made the first three milestone payments upon the achievement of the enumerated performance objectives in prior years, while the fourth and final milestone payment is not expected to be paid until we receive “CE Marking” approval from the European Union for our hepatitis products.

We determine fair value of the product license based upon the income approach, which estimates fair value based upon future discounted cash flows. Based upon progress made during 2009 to meet the requirements specified in July 2009 by the applicable notifying body to obtain “CE Marking” and amended regulatory standards adopted by the applicable notifying body during the fourth quarter of 2009 with which we must now comply in order to receive approval, we revised our assumptions supporting our computation of discounted cash flows to reflect the further delay in product launch and the possibility of a decrease in projected market share as a result of this delay, as well as to estimate the impact of the current global economic conditions.  Based upon this methodology, which was described in detail in our Annual Report on Form 10-K for the year ended December 31, 2009, we determined during 2009 that the carrying amount of the product license was in excess of its fair value and recorded a non-cash impairment charge to operations totaling $400,000, reducing the carrying value of the product license to $282,936 as of December 31, 2009.  During 2008, we also determined that the carrying amount of the product license was in excess of its fair value and recorded a non-cash impairment charge to operations totaling $560,000, reducing the carrying value of the product license to $683,000 as of December 31, 2008. There remains a risk that we will not be able to obtain product technology that would enable us to manufacture our own hepatitis products or, if we obtain such product technology, that we will not otherwise be able to manufacture our own hepatitis products. While we believe at this time that we will be able to bring these hepatitis kits to market, if the progress of our efforts to begin marketing these kits is further adversely impacted, then we may be required to record an additional impairment charge with respect to all or a portion of the remaining $283,000 intangible product license of hepatitis technology asset.

INCOME TAXES

We have experienced net domestic losses from operations. In accordance with GAAP, we are required to record a valuation allowance against the deferred tax asset associated with these losses if it is "more likely than not" that we will not be able to utilize the net operating loss to offset future taxes. Due to the cumulative net losses from the operations of both our Domestic and European operations, we have provided a full valuation allowance against our deferred tax assets as of June 30, 2010.  Over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of our net operating loss carryforwards and other temporary differences.  Upon reaching such a conclusion, and upon such time as we reverse the entire amount or a portion of the valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

Under Section 382 of the Internal Revenue Code, our ability to use our net operating loss carryforwards will be limited in the future as a result of the September 2, 2008 acquisition by the Debregeas-Kennedy Group of the approximately 72.3% of the outstanding shares of our common stock previously owned by Teva, indirectly through its wholly-owned IVAX Corporation subsidiary.  As a result of that acquisition, our ability to utilize net operating loss carryforwards to offset future taxable income is currently limited to approximately $900,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 2, 2008 acquisition date.  The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the ownership change, but may be further limited in the event of any future change in control or similar transaction.  Our results for the three and six months ended June 30, 2010 and 2009 were not impacted by these limitations.

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

CURRENCY FLUCTUATIONS

During the six months ended June 30, 2010 and 2009, approximately 32.1% and 31.3%, respectively, of our net revenues were generated in currencies other than the United States dollar.  This percentage could increase in the future as a result of our efforts to increase our international presence.  Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations.  If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa.  Exchange rate differences resulting from the strength of the United States dollar against the Euro resulted in a decrease of approximately $8,000 in net revenues for the six months ended June 30, 2010 compared to the same period of the prior year and a decrease of approximately $85,000 in net revenues for the three months ended June 30, 2010 compared to the same period of the prior year.  During the six months ended June 30, 2010 and 2009, none of our subsidiaries were domiciled in a highly inflationary environment and the impact of inflation and changing prices on our net revenues and on our loss from continuing operations was not material.

Our European subsidiary incurs most of its revenue and expenses in Euro, which serves as a natural hedge and limits the net currency exposure.

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

INCOME TAXES

We recognized tax provisions of $56,000 and $70,000 during the six months ended June 30, 2010 and 2009, respectively, and tax provisions of $27,000 and $47,000 during the three months ended June 30, 2010 and 2009, respectively.

We are susceptible to large fluctuations in our effective tax rate and have thereby recognized tax expense on a discrete pro-rata basis for the six months ended June 30, 2010. No current domestic tax provision was recorded during the six months ended June 30, 2010 or June 30, 2009 due to losses incurred in the period.  Included in the foreign current income tax provision for each of the three and six months ended June 30, 2009 was $20,000 resulting from an assessment related to the settlement of audit issues for the 2005 tax year. The remaining foreign current income tax provisions for the six months ended June 30, 2010 and 2009 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

As of June 30, 2010, we had no net domestic or foreign deferred tax asset, as a full valuation allowance has been established against deferred tax assets.  As of June 30, 2010, we had net deferred tax liabilities of $333,000 relating to tax deductible goodwill at ImmunoVision, and we recorded a corresponding deferred tax provision of $32,000 during the six months ended June 30, 2010.  Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause our provision for income taxes to vary significantly from period to period. Upon such time as we reverse the valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

Under Section 382 of the Internal Revenue Code, our use of our net operating loss carryforwards will be limited in the future as a result of the September 2, 2008 acquisition by the Debregeas-Kennedy Group of the approximately 72.3% of the outstanding shares of our common stock previously owned by Teva, indirectly through its wholly-owned IVAX Corporation subsidiary. As a result of that acquisition, our ability to utilize net operating loss carryforwards to offset future taxable income is currently limited to approximately $900,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 2, 2008 acquisition date. The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the ownership change, but may be further limited in the event of any future change in control or similar transaction.  Our results for the three and six months ended June 30, 2010 and 2009 were not impacted by these limitations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6 - Exhibits

Exhibit Number	Description
10.1	Employment Agreement, dated as of April 5, 2010, by and between IVAX Diagnostics, Inc. and Arthur R. Levine
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished, rather than filed, with this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVAX Diagnostics, Inc.

Date: August 16, 2010	By:	/s/ Arthur R. Levine
Arthur R. Levine, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment Agreement, dated as of April 5, 2010, by and between IVAX Diagnostics, Inc. and Arthur R. Levine
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished, rather than filed, with this Quarterly Report on Form 10-Q.