Form 10-Q
period 2010-09-30
IVAX DIAGNOSTICS INC
filed 2010-11-15
CIK 1095858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

27,649,887 shares of Common Stock, $ .01 par value, outstanding as of November 12, 2010.

IVAX DIAGNOSTICS, INC.

INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$2,016,566	$4,198,913
Accounts receivable, net of allowances for doubtful accounts of $380,819 in 2010 and $356,162 in 2009	5,625,692	5,747,466
Inventories, net	4,760,432	4,808,240
Other current assets	170,230	302,948
Total current assets	12,572,920	15,057,567

Property, plant and equipment, net	1,782,935	1,839,696
Equipment on lease to customers, net	719,536	851,800
Product license	282,936	282,936
Goodwill	870,290	870,290
Restricted deposits	232,525	200,995
Other assets	27,575	29,110
Total assets	$16,488,718	$19,132,394

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,326,964	$1,225,572
Accrued license payable	136,119	143,690
Accrued expenses and other current liabilities	3,260,728	2,695,633
Capital lease obligation, current	70,243	-
Total current liabilities	4,794,054	4,064,895

Other long-term liabilities:
Capital lease obligation, long-term	119,137	-
Deferred tax liabilities	349,311	301,692
Other long-term liabilities	924,585	1,040,122
Total other long-term liabilities	1,393,033	1,341,814

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding 27,649,887 in 2010 and 2009	276,498	276,498
Capital in excess of par value	41,389,404	41,204,712
Accumulated deficit	(30,917,269)	(27,471,793)
Accumulated other comprehensive loss	(447,002)	(283,732)
Total shareholders’ equity	10,301,631	13,725,685

Total liabilities and shareholders’ equity	$16,488,718	$19,132,394

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these balance sheets.

IVAX  DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Period Ended September 30,	Three months		Nine months
	2010	2009	2010	2009

Net revenues	$3,952,606	$4,561,595	$13,001,930	$13,941,783
Cost of sales	1,821,597	2,129,634	6,048,179	6,263,883
Gross profit	2,131,009	2,431,961	6,953,751	7,677,900

Operating expenses:
Selling and marketing	1,097,877	1,419,940	3,655,070	4,190,270
General and administrative	1,794,444	1,673,326	5,337,478	5,311,766
Research and development	362,251	456,130	1,211,541	1,281,818
Total operating expenses	3,254,572	3,549,396	10,204,089	10,783,854

(Loss) from operations	(1,123,563)	(1,117,435)	(3,250,338)	(3,105,954)

Other income (expense):
Interest income	2,352	3,369	3,249	16,368
Other income (expense), net	(28,044)	(1,476)	(115,197)	68,826
Total other income (expense), net	(25,692)	1,893	(111,948)	85,194

(Loss) before income taxes	(1,149,254)	(1,115,542)	(3,362,286)	(3,020,760)

Provision for income taxes	27,503	41,428	83,189	111,112

Net loss	$(1,176,758)	$(1,156,970)	$(3,445,475)	$(3,131,872)

Net loss per share
Basic and diluted	$(0.04)	$(0.04)	$(0.12)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
Basic	27,649,887	27,649,887	27,649,887	27,649,887
Diluted	27,649,887	27,649,887	27,649,887	27,649,887

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX  DIAGNOSTICS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

BALANCE, December 31, 2009	27,649,887	$276,498	$41,204,712	$(27,471,793)	$(283,732)	$13,725,685
Comprehensive loss:
Net loss	-	-	-	(3,445,476)	-	(3,445,476)
Translation adjustment	-	-	-	-	(163,270)	(163,270)
Comprehensive loss						(3,608,746)
Stock compensation expense	-	-	184,692	-	-	184,692
BALANCE, September 30, 2010	27,649,887	$276,498	$41,389,404	$(30,917,269)	$(447,002)	$10,301,631

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of this statement.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30,	2010	2009

Cash flows from operating activities:
Net loss	$(3,445,476)	$(3,131,872)
Adjustments to reconcile net loss to net cash
flows used in operating activities:
Depreciation and amortization	553,145	397,731
Net provision (recovery) for doubtful accounts	28,977	(25)
Non-cash compensation expense	184,692	145,239
Deferred income taxes	47,619	47,619
Other, net	6,085	-
Changes in operating assets and liabilities:
Accounts receivable	(110,820)	(142,455)
Inventories	79,755	(374,445)
Other current assets	140,079	31,776
Other assets	(9,426)	(183)
Accounts payable and accrued expenses	724,055	(167,268)
Other long-term liabilities	(48,154)	126,128
Net cash flows used in operating activities	(1,849,469)	(3,067,755)

Cash flows from investing activities:
Capital expenditures	(237,875)	(151,945)
Proceeds from sales of marketable securities	-	4,100,000
Restricted deposits	(39,633)	-
Sale of equipment	311,050	-
Acquisitions of equipment on lease to customers	(336,806)	(535,879)

Net cash flows (used in) provided by investing activities	(303,264)	3,412,176

Cash flows from financing activities:
Capital lease payments	(32,199)	-
Net cash flows used in financing activities	(32,199)	-

Effect of exchange rate changes on cash and cash equivalents	2,585	(28,188)
Net increase (decrease) in cash and cash equivalents	(2,182,347)	316,233
Cash and cash equivalents at the beginning of the period	4,198,913	4,420,900
Cash and cash equivalents at the end of the period	$2,016,566	$4,737,133

NONCASH INVESTING ACTIVITY:
Acquisition of equipment using capital lease	$222,000	$-

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) GENERAL:

The accompanying unaudited interim consolidated financial statements of IVAX Diagnostics, Inc. (the “Company,” “IVAX Diagnostics,” “we,” “us” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements.  However, in the opinion of management, all adjustments necessary to state fairly the results of operations, financial position, changes in shareholders’ equity and cash flows have been made.  The results of operations, financial position, changes in shareholders’ equity and cash flows for the nine months ended September 30, 2010 are not necessarily indicative of the results of operations, financial position, changes in shareholders’ equity and cash flows which may be reported for the remainder of 2010. The consolidated balance sheet as of December 31, 2009 was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

On September 1, 2010, ERBA Diagnostics Mannheim GmbH, an in vitro diagnostics company headquartered in Germany (“ERBA”), purchased all of the approximately 72.4% of the outstanding shares of the Company’s common stock owned by Patrice R. Debregeas, Debregeas & Associes Pharma SAS, a company wholly-owned by Mr. Debregeas and members of his family, Paul F. Kennedy and Umbria LLC, a company wholly-owned by Mr. Kennedy (collectively, the “Debregeas-Kennedy Group”), for $0.75 per share, or an aggregate purchase price of approximately $15,000,000 (the “Share Acquisition”).  As a result of the Share Acquisition, ERBA now beneficially owns, directly or indirectly, approximately 72.5% of the outstanding shares of the Company’s common stock.

Upon the consummation of the Share Acquisition, two of the Company’s executive officers—Charles Struby, the Company’s Chief Executive Officer and President, and Steve Lufkin, the Company’s General Manager—provided written notice to the Company of their resignation for “good reason” under their respective employment agreements.  As a result, the Company accrued severance benefits aggregating $475,000 in the quarter ended September 30, 2010, which are included in accrued expenses in the accompanying consolidated balance sheet and in general and administrative expenses in the accompanying consolidated statement of operations.

The Company’s principal source of short-term liquidity is existing cash and cash equivalents totaling $2,016,566 at September 30, 2010.  In connection with the Company’s evaluation of its operating results, financial condition and cash position, and specifically considering its results of operations and cash utilization during 2009 and the nine months ended September 30, 2010, the Company has enacted, or is considering, various measures to improve its future cash flow. To this end, the Company expects operating results to improve from the operating results achieved during 2009 and the nine months ended September 30, 2010 based principally upon increases in revenue in the United States as a result of the anticipated commercial launch, after receiving all required regulatory approvals, of the Mago® 4S in the United States and increases in international revenue. The Company also expects operating results to improve as a result of certain initiatives it has adopted, or is considering, in order to reduce expenses, as well as continued expense reductions for the remainder of 2010 as a result of the elimination of non-recurring professional fees that had been incurred during 2009.  The Company is also evaluating various forms of financing arrangements, including issuing debt or equity securities.  Any such debt financing arrangements would likely impose positive and negative covenants, which could restrict various aspects of the Company’s business, operations and finances.  If the Company is not successful in improving its operating results and cash flows or if existing and possible future sources of liquidity described above are insufficient, then the Company may consider incurring indebtedness or curtailing or reducing some of its operations.  Liquidity is expected to be sufficient over the next twelve months from the combination of the existing cash and cash equivalents and the various measures described above to improve future cash flow.

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

(2) STOCK-BASED COMPENSATION:

The Company records stock-based compensation based on the fair value of the award at the grant date amortized over the service period.  Valuations are based upon highly subjective assumptions about the future. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model.  Expected volatilities are based on the historical volatility of the Company’s stock.  The Company uses historical data to estimate option exercise and employee terminations.  The expected term of options granted represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the expected life of the option is based on the United States Treasury yield curve in effect at the time of the grant.

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

The following chart summarizes options outstanding as of September 30, 2010 and changes during the nine months then ended:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at December 31, 2009	1,130,116	$2.27
Granted	225,000	0.55
Expired	-	-
Terminated	-	-
Exercised	-	-
Outstanding and exercisable at September 30, 2010	1,355,116	$1.98

During the quarter and nine months ended September 30, 2010, stock-based compensation expense of $0 and $185,000, respectively, was calculated using the Black-Scholes option pricing model, including the impact of a modification to options previously granted to an employee to allow exercise through the original expiration date instead of one year from the date of termination.  Options to purchase a total of 125,000 shares were granted to employees and options to purchase a total of 100,000 shares were granted to directors during the nine months ended September 30, 2010.  The options granted during the nine months ended September 30, 2010 had an average grant date fair value of $0.54 per share and vested immediately.  The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2010 was $827,000.  During the nine months ended September 30, 2009, stock-based compensation expense of $145,239 was incurred. No options were granted during the three months ended September 30, 2009.

(3) CASH EQUIVALENTS AND MARKETABLE SECURITIES:

The Company considers certain short-term investments in marketable debt securities with original maturities or remaining maturities at purchase of three months or less to be cash equivalents.

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

(4) FAIR VALUE MEASUREMENT:

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued new accounting standards that establish the FASB Accounting Standards Codification (the “ASC”) as the official single source of authoritative GAAP and supersedes all previous accounting standards.

ASC Section 820, Fair Value Measurements and Disclosures, formerly Statement of Financial Accounting Standard (“SFAS”) No. 157, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The three levels of inputs used to measure fair value are as follows:

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

In accordance with ASC Section 820, all of the Company’s financial assets, which do not include cash on hand, as of December 31, 2009 and September 30, 2010 were Level 1 assets and were composed of money market funds with balances of $2,943,522 at December 31, 2009 and $1,343,846 at September 30, 2010.

(5) INVENTORIES, NET:

Inventories, net consist of the following:
	September 30,	December 31,
	2010	2009

Raw materials	$748,764	$707,054
Work-in-process	1,052,086	1,070,964
Finished goods	2,959,582	3,030,222
Total inventories, net	$4,760,432	$4,808,240

(6) PRODUCT LICENSE:

In September 2004, the Company entered into a license agreement with an Italian diagnostics company to obtain a perpetual, worldwide, royalty-free license of product technology used by the Italian diagnostics company. This licensed hepatitis product technology is existing technology, which the Italian diagnostics company had developed and successfully commercialized to manufacture hepatitis products sold by them and for which it had already received “CE Marking” approval from the European Union.  Through the acquisition of this existing technology in its current form, the Company also expects to be able to derive revenue from the manufacture and sale of new hepatitis products. In exchange for the Italian diagnostics company’s assistance in transferring the know-how of the manufacturing technology, the Company agreed to pay a total of 1,000,000 Euros, in the form of four milestone payments, upon the Italian diagnostics company’s achievement of certain enumerated performance objectives related to the transfer of such existing technology. Three of the four required milestone payments, totaling 900,000 Euros, were made in prior years. The remaining milestone payment of 100,000 Euros, or $136,119, is included in accrued license payable in the accompanying consolidated balance sheet as of September 30, 2010. The Company is now working with the Italian diagnostics company to achieve the remaining performance objective, which includes, among others, the condition for the Company’s hepatitis products to receive authorization for “CE Marking” in the European Union. During 2009 and 2008, the Company recorded non-cash impairment charges to operations totaling $400,000 and $560,000, respectively, reducing the value of the product license to $282,936, which is reflected in the accompanying consolidated balance sheets.

(7) NET (LOSS) PER SHARE:

A reconciliation of the denominator of the basic and diluted loss per share computation is as follows:

Period Ended September 30,	Three months		Nine months
	2010	2009	2010	2009

Basic weighted average shares outstanding	27,649,887	27,649,887	27,649,887	27,649,887
Effect of dilutive securities – stock options	-	-	-	-
Diluted weighted average shares outstanding	27,649,887	27,649,887	27,649,887	27,649,887

Not included in the calculation of diluted loss per share because their impact is antidilutive:
Stock options outstanding	1,355,116	1,140,116	1,355,116	1,140,116

(8) INCOME TAXES:

The provision for income taxes consists of the following:

Period Ended September 30,	Three months		Nine months
	2010	2009	2010	2009
Current:
Domestic	$-	$-	$-	$-
Foreign	11,630	25,555	35,570	63,493
Deferred:
Domestic	15,873	15,873	47,619	47,619
Foreign	-	-	-	-
Total provision for income taxes	$27,503	$41,428	$83,189	$111,112

The Company is susceptible to large fluctuations in its effective tax rate and has thereby recognized tax expense on a discrete pro-rata basis for the nine months ended September 30, 2010. No current domestic tax provision was recorded during the three or nine months ended September 30, 2010 or 2009 due to the increase in the valuation allowance to offset the benefit of domestic losses. The foreign current income tax provisions for the three and nine months ended September 30, 2010 and 2009 were the results of Italian local income taxes based upon applicable statutory rates effective in Italy. Included in the foreign current income tax provision for the nine months ended September 30, 2009 was $20,000 resulting from an assessment related to the settlement of audit issues for the 2005 tax year.

As of September 30, 2010 and December 31, 2009, the Company has established a full valuation allowance on both its domestic and foreign net deferred tax assets, which are primarily comprised of net operating loss carryforwards. Due to the cumulative net losses from the operations of both domestic and foreign operations, the Company had no net deferred tax asset as of September 30, 2010 or December 31, 2009. As of September 30, 2010 and December 31, 2009, the Company had net deferred tax liabilities relating to tax deductible goodwill of $349,311 and $301,692, respectively, and recorded corresponding deferred tax provisions of $15,873 and $47,619, respectively, during each of the first three quarters and for the nine months of 2010 and 2009.  Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause the provision for income taxes to vary significantly from period to period.

Under Section 382 of the Internal Revenue Code, the Company’s ability to use its net operating loss carryforwards will be limited in the future as a result of the September 2, 2008 acquisition by the Debregeas-Kennedy Group of the approximately 72.3% of the outstanding shares of the Company’s common stock previously owned by Teva Pharmaceuticals Industries Limited, indirectly through its wholly-owned IVAX Corporation subsidiary.  As a result of that acquisition, the Company’s ability to utilize net operating loss carryforwards to offset future taxable income is currently limited to approximately $900,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 2, 2008 acquisition date. The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the September 2, 2008 ownership change.  The Company’s results for the three and nine months ended September 30, 2010 and 2009 were not impacted by these limitations.   The Company is currently analyzing the impact, if any, of ERBA’s acquisition of the shares of the Company’s common stock previously owned by the Debregeas-Kennedy Group on the Company’s ability to utilize net operating loss carryforwards to offset future taxable income.

(9) COMPREHENSIVE INCOME (LOSS):

The components of the Company’s comprehensive income (loss) are as follows:

Period Ended June 30,	Three months		Nine months
	2010	2009	2010	2009

Net loss	$(1,176,758)	$(1,156,970)	$(3,445,476)	$(3,131,872)

Foreign currency translation adjustments	395,424	158,061	(163,270)	160,748

Comprehensive loss	$(781,334)	$(998,909)	$(3,608,746)	$(2,971,124)

(10) CONCENTRATION OF CREDIT RISK:

The Company performs periodic credit evaluations of its customers' financial condition and provides allowances for doubtful accounts as required. The Company's accounts receivables are generated from sales made both domestically and abroad.  Of the consolidated net accounts receivable, approximately 41%, or $$2,315,000, at September 30, 2010 and 38%, or $2,174,000, at December 31, 2009 were due from hospitals and laboratories controlled by the Italian government.  In Italy, payment cycles are longer than in the United States. The Company periodically receives payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances.

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

(11) LEASE COMMITMENTS:

During the nine months ended September 30, 2010, the Company entered into operating leases with a financing company for certain diagnostic instruments that the Company placed as part of its reagent rental arrangements with customers. Diagnostic instrumentation acquired under these arrangements is placed at customer sites, and customers make reagent kit purchase commitments with the Company that typically last for a period of three to five years. The leases have terms of 30 months.  At the end of the lease terms, the Company will have the option of purchasing the instrumentation from the financing company for an amount not to exceed 22% of the original price for which the financing company purchased such instrumentation.

Future minimum rental payments required under operating leases of September 30, 2010 are as follows:

October 1 – December 31, 2010	$32,141
2011	128,556
2012	121,948
2013	38,051
2014	7,883
2015	4,598
Total	$333,177

During the nine months ended September 30, 2010, the Company entered into a 36-month capital lease agreement with the same financing company for bottling equipment for its production facility in Miami, Florida. The terms of the lease require that the Company make equal monthly payments and grant the Company the option to purchase the equipment at the end of the lease term for an amount not to exceed 22% of the original price for which the financing company purchased such equipment.  The asset and liability under this capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset is depreciated over its estimated productive life.  The following table contains summary information regarding property held under this capital lease as of September 30, 2010:

Production equipment	$222,000
Accumulated depreciation	(11,112)
$210,888

Future minimum lease payments under this capital lease as of September 30, 2010 are as follows:

October 1 – December 31, 2010	$21,090
2011	84,360
2012	84,360
2013	14,060
Total remaining minimum lease payments required	$203,870
Less amount representing interest	(14,490)
Net present value of minimum lease payments	$189,380

The net present value of minimum lease payments is reflected in the accompanying balance sheet as of September 30, 2010 as current and long-term capital lease obligations of $70,243 and $119,137, respectively. The interest rate used on the capitalized lease is the Company’s incremental borrowing rate. Interest expense during the nine months ended September 30, 2010 was $9,341.

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

Period Ended September 30, Net Revenues by Region
	Three months		Nine months
	2010	2009	2010	2009
Domestic
External net revenues	$2,894,375	$3,196,772	$9034,993	$9,637,960
Intercompany revenues	159,566	161,612	574,688	587,666
	3,053,941	3,358,384	9,609,681	10,225,626
European
External net revenues	1,058,231	1,364,823	3,966,937	4,303,823
Intercompany revenues	39,258	16,706	176,738	45,569
	1,097,489	1,381,529	4,143,675	4,349,392

Elimination	(198,824)	(178,318)	(751,426)	(633,235)
Consolidated net revenues	$3,952,606	$4,561,595	$13,001,930	$13,941,783

Period Ended September 30, (Loss) from Operations by Region
	Three months		Nine months
	2010	2009	2010	2009

Domestic	$(894,820)	$(667,019)	$(1,977,032)	$(2,115,017)
European	(207,313)	(453,660)	(1,268,154)	(996,460)
Elimination	(21,430)	3,244	(5,152)	5,523
(Loss) from operations	$(1,123,563)	$(1,117,435)	$(3,250,338)	$(3,105,954)

			September 30,	December 31,
Total Assets by Region			2010	2009
Domestic			$8,921,612	$11,260,272
European			7,567,106	7,872,122
Total assets			$16,488,718	$19,132,394

	September 30,	December 31,
Goodwill by Region	2010	2009
Domestic	$870,290	$870,290
European	-	-
Total goodwill	$870,290	$870,290

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

(14) RECENTLY ISSUED ACCOUNTING STANDARDS:

In July 2010, the FASB issued disclosure requirements for companies to provide enhanced disclosures regarding the credit quality of their financing receivables and the credit reserves held against them.  The main objective in developing the new disclosures is to provide users of the financial statements with greater transparency about a company’s allowance for credit losses and the credit quality of its financing receivables.  The new standards are intended to provide additional information to assist users of the financial statements in assessing a company’s credit risk and evaluating the adequacy of any allowance for credit losses.  The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 31, 2010.  The disclosures about activities that occur during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company is currently assessing the impact that the implementation of this new guidance will have on the Company’s consolidated financial statements.

In April 2010, the FASB issued amended recognition and disclosure requirements regarding the milestone method of revenue recognition. The new guidance is designed to assist management in determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments affect companies that provide research or development deliverables in an arrangement in which one or more payments are contingent upon achieving uncertain future events or circumstances. This guidance is effective on a prospective basis for milestones achieved in fiscal years beginning on or after June 15, 2010. The Company is currently assessing the impact that the implementation of this new guidance will have on the Company’s consolidated financial statements.

In February 2010, the FASB issued amended recognition and disclosure requirements regarding subsequent events. The new guidance is designed to clarify the interaction between promulgated FASB standards and the guidance from the Securities and Exchange Commission. This guidance became effective beginning with the quarter ended June 30, 2010. The adoption of these new requirements did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued additional disclosure requirements for fair value measurements. According to the guidance, the fair value hierarchy disclosures are further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. These additional requirements, which became effective January 1, 2010 for quarterly and annual reporting, did not have an impact on the Company’s consolidated financial results as this guidance related only to additional disclosures. In addition, the guidance requires more detailed disclosures of the changes in Level 3 instruments. These changes will be effective January 1, 2011 and are not expected to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance requires the use of management’s best estimate of selling price (BESP) for the deliverables in an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third party evidence (TPE) of the selling price is not available. In addition, excluding specific software revenue guidance, the residual method of allocating arrangement consideration is no longer permitted, and an entity is required to allocate arrangement consideration using the relative selling price method. This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011, with earlier application permitted as of the beginning of any prior fiscal year. Full retrospective application of the new guidance is optional. The Company will implement the new guidance effective January 1, 2010 and is currently assessing the impact that the implementation will have on its consolidated financial statements.

In October 2009, the FASB also issued guidance which amended the scope of existing software revenue recognition guidance. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality is no longer within the scope of software revenue guidance and is accounted for based on other applicable revenue recognition guidance. In addition, the amendments exclude hardware components of a tangible product containing software components from the software revenue guidance. This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011, with earlier application permitted as of the beginning of any prior fiscal year. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the Company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company will implement the new guidance effective January 1, 2010 and is currently assessing the impact that the implementation will have on its consolidated financial statements.

(15) SUBSEQUENT EVENT:

On October 29, 2010, the Company was notified that it had been certified to receive a cash grant of approximately $244,000 under the Qualifying Therapeutic Discovery Projects Program (Section 48D of the Internal Revenue, which was enacted as part of the Patient Protection and Affordable Care Act of 2010). This grant has been awarded in connection with therapeutic discovery projects relating to the Mago® 4S and certain diagnostic Enzyme-linked Immunosorbent Assay and Immunofluorescence Assay test kits.  Pursuant to an arrangement between the Company and a third party consultant, which assisted the Company with respect to its application for the grant, the Company is obligated to pay the consultant 10% of the amount of the cash grant received by the Company, or approximately $24,000.  The remaining approximately $220,000 of the grant will be recorded as “other income” in the Company’s statement of operations for the period during which the Company receives the cash grant.  The Company currently expects to receive the grant during the fourth quarter of 2010; however, the timing of the payment is beyond the Company’s control and, accordingly, may not be received when expected.

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

•	the dilutive impact of the issuance of any equity securities which we may issue in the future;
•	our ability to expand our product offerings and/or market reach;
•	our ability to generate increased international revenue;
•	the impact the existing global economic conditions may have on our financial condition, operating results and cash flows;
•	constantly changing, and our compliance with, governmental regulation;
•	the impact of our adoption or implementation of new accounting statements and pronouncements on our financial condition and operating results;
•	our limited operating revenues and history of primarily operational losses;
•
our ability to collect our accounts receivable and the impact of making or changing judgments and estimates regarding our allowances for doubtful accounts on our financial condition and operating results;

•	our ability to utilize our net operating losses, whether subject to limitations or not, and its impact on our financial condition and operating results;
•	the impact of any future limitations on our ability to utilize our net operating losses in the event of any future change in control or similar transaction;
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

•
the timing of our receipt of the approximately $244,000 cash grant ($24,000 of which is payable to a third party consultant) that we have been certified to receive under the Qualifying Therapeutic Discovery Projects Program;

•	the holding of a significant portion of our cash and cash equivalents at a single brokerage firm, including risks relating to the bankruptcy or insolvency of such brokerage firm;
•	litigation regarding products, distribution rights, intellectual property rights, product liability and labor and employment matters;
•	our ability to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002;
•	voting control of our common stock by ERBA Diagnostics Mannheim GmbH (“ERBA”);
•	conflicts of interest with ERBA, Suresh Vazirani and/or Kishore “Kris” Dudani, and with our officers, employees and other directors; and
•	other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

See the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented by Part II, Item 1A of this Quarterly Report on Form 10-Q, for further discussion of certain risks and uncertainties that could materially and adversely affect our business, operating results or financial condition.  Many of these factors are beyond our control.

MAJORITY STOCKHOLDER

On September 1, 2010, ERBA Diagnostics Mannheim GmbH, an in vitro diagnostics company headquartered in Germany (“ERBA”), purchased all of the approximately 72.4% of the outstanding shares of the Company’s common stock owned by Patrice R. Debregeas, Debregeas & Associes Pharma SAS, a company wholly-owned by Mr. Debregeas and members of his family, Paul F. Kennedy and Umbria LLC, a company wholly-owned by Mr. Kennedy (collectively, the “Debregeas-Kennedy Group”), for $0.75 per share, or an aggregate purchase price of approximately $15,000,000 (the “Share Acquisition”).  As a result of the Share Acquisition, ERBA now beneficially owns, directly or indirectly, approximately 72.5% of the outstanding shares of the Company’s common stock.

Upon the consummation of the Share Acquisition, two of the Company’s executive officers—Charles Struby, the Company’s Chief Executive Officer and President, and Steve Lufkin, the Company’s General Manager—provided written notice to the Company of their resignation for “good reason” under their respective employment agreements.  As a result, the Company accrued severance benefits aggregating $475,000 in the quarter ended September 30, 2010, which are included in accrued expenses in the accompanying consolidated balance sheet and in general and administrative expenses in the accompanying consolidated statement of operations.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

OVERVIEW

Net loss totaled $3,446,000 for the nine months ended September 30, 2010 compared to a net loss of $3,132,000 for the nine months ended September 30, 2009.  Operating loss was $3,250,000 for the nine months ended September 30, 2010 compared to an operating loss of $3,106,000 in the nine months ended September 30, 2009. The increase in operating loss resulted from a decline in gross profit, offset by a decline in operating expenses.  The increase in net loss was primarily due to an increase in other non-operating expense that resulted mainly from foreign currency transaction losses, compared to transaction gains in the corresponding period of the prior year.  Revenue decreased by $940,000 to $13,002,000 in the nine months ended September 30, 2010 from $13,942,000 in the nine months ended September 30, 2009, due to declines in both Domestic and European net revenues.  Gross profit decreased by $724,000 to $6,954,000 in the nine months ended September 30, 2010 compared to $7,678,000 in the nine months ended September 30, 2009, and gross profit as a percentage of net revenues decreased to 53.5% in the nine months ended September 30, 2010 from 55.1% in the nine months ended September 30, 2009.  The decline in gross profit percentage was principally due to reduced production volume, as well as the effect of an increase in the percentage of relatively lower margin sales of instrumentation products in the first and second quarters of 2010.  Operating expenses decreased by $580,000 to $10,204,000 in the nine months ended September 30, 2010 compared to the same period of 2009 primarily as a result of a $535,000 decrease in selling and marketing expenses.  General and administrative expenses, which increased by $25,000, include the accrual in the quarter ended September 30, 2010 of $475,000 in severance to certain former executive officers which offset the $450,000 reduction in general and administrative expenses principally resulting from lower outside consultant costs.  Additionally, research and development expenses decreased by $70,000 compared to the same period of 2009, mainly due to a decrease in European research expenses associated with our Mago® 4 instrument, which is already being marketed, partially offset by an increase in Domestic research expenses associated with our Mago® 4S instrument, for which our 510(k) premarket submission filing with the United States Food and Drug Administration (“FDA”) is nearing completion.

NET REVENUES AND GROSS PROFIT

			Period over Period
Nine months ended September 30,	2010	2009	(Decrease)
Net Revenues
Domestic	$9,035,000	$9,638,000	$(603,000)
European	3,967,000	4,304,000	(337,000)
Total	13,002,000	13,942,000	(940,000)

Cost of Sales	6,048,000	6,264,000	(216,000)

Gross Profit	$6,954,000	$7,678,000	$(724,000)
% of Total Net Revenues	53.5%	55.1%

Net revenues for the nine months ended September 30, 2010 decreased $940,000, or 6.7%, from the nine months ended September 30, 2009.  This decrease was composed of a decrease of $603,000, or 6.3%, in net revenues from Domestic operations and a decrease of $337,000, or 7.8%, in net revenues from European operations. The decrease in net revenues from European operations includes the effect of a decrease of $145,000 in revenue due to fluctuations of the United States dollar relative to the Euro, as further discussed in “Currency Fluctuations” below.  As measured in Euros, revenues from European operations for the nine months ended September 30, 2010 decreased 4.3% from 3,152,000 Euros to 3,015,000 Euros as compared to revenues for the nine months ended September 30, 2009.  Both Domestic and European revenues benefited from increased instrumentation sales in the nine months ended September 30, 2010 compared to the same period of 2009; however both Domestic and European sales were affected by a decline in reagent sales.  Gross profit in the nine months ended September 30, 2010 decreased by $724,000, or 9.4%, from the comparable period in 2009.  The decrease in gross profit as a percentage of net revenues to 53.5% in the nine months ended September 30, 2010 from 55.1% in the same period of 2009 was primarily the result of reduced production volume, as well as the effect of an increase in the percentage of net revenues attributable to instrumentation sales, which have a relatively lower gross profit percentage than reagent sales.

OPERATING EXPENSES

Nine months ended September 30,	2010	% of Revenue	2009	% of Revenue	Period over Period Increase (Decrease)

Selling and Marketing	$3,655,000	28.1%	$4,190,000	30.1%	$(535 ,000)

General and Administrative	5,337,000	41.1%	5,312,000	38.1%	25,000

Research and Development	1,212,000	9.3%	1,282,000	9.2%	(70,000)

Total Operating Expenses	$10,204,000	78.5%	$10,784,000	77.4%	$(580,000)

Selling and marketing expenses decreased by $535,000 in the nine months ended September 30, 2010 as compared to the same period of 2009.  As a percentage of net revenue, selling and marketing expenses decreased to 28.1% of net revenue in the nine months ended September 30, 2010 as compared to 30.1% in the nine months ended September 30, 2009.  The decrease in selling and marketing expenses was due to a temporary decrease in selling and marketing personnel, reduced cost of consultants, a change in the commission structure in our Domestic operations and lower sales.  General and administrative expenses, which increased by $25,000, include the accrual in the quarter ended September 30, 2010 of $475,000 in severance to certain former executive officers which offset the $450,000 reduction in general and administrative expenses principally resulting from lower outside consultant costs.  Research and development expenses decreased by $70,000 compared to the same period of 2009, mainly due to a decrease in European research expenses associated with our Mago® instrument, which is already being marketed, partially offset by an increase in Domestic research expenses associated with our Mago® instrument for which the 510(k) premarket submission filing with the FDA is nearing completion.  The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

(LOSS) FROM OPERATIONS

Loss from operations totaled $3,250,000 in the nine months ended September 30, 2010 compared to a loss from operations of $3,106,000 in the nine months ended September 30, 2009.  Loss from operations in the nine months ended September 30, 2010 was composed of a loss from Domestic operations of $1,977,000 and a loss from European operations of $1,273,000.  Loss from operations in the nine months ended September 30, 2009 was composed of a loss from Domestic operations of $2,110,000 and a loss from European operations of $996,000.  Domestic operations include corporate expenditures, including costs required to maintain our status as a public company.

OTHER INCOME (EXPENSE), NET

Interest income for the nine months ended September 30, 2010 decreased by $13,000 compared to the same period of 2009 primarily due to lower average cash balances invested and lower average interest rates. Other income (expense), net decreased from other income, net of $69,000 for the nine months ended September 30, 2009 to other expense, net of $115,000 for the same period of 2010.  The change was due to foreign currency transaction losses in the first nine months of 2010, compared to transaction gains in the corresponding period of the prior year.

INCOME TAX PROVISION

During the nine months ended September 30, 2010 and 2009, we recorded income tax provisions of $83,000 and $111,000, respectively. The current portion of our tax provisions in both periods of 2010 and 2009 relates to Italian local income taxes based upon applicable statutory rates effective in Italy, while the deferred tax provision in these same periods relates to domestic tax deductible goodwill. No current domestic tax benefit was recorded in the nine months ended September 30, 2010 or 2009 despite our domestic losses because we had a full valuation allowance against the domestic net deferred income tax assets.

NET (LOSS)

We generated a net loss of $3,445,000 in the nine months ended September 30, 2010 compared to a net loss of $3,132,000 in the nine months ended September 30, 2009.  Our basic and diluted net loss per common share was $0.12 in the nine months ended September 30, 2010 compared to basic and diluted net loss per common share of $0.11 in the nine months ended September 30, 2009.  Net loss in the nine months ended September 30, 2010 and 2009 resulted primarily from the various factors discussed above.

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

OVERVIEW

Net loss totaled $1,177,000 for the three months ended September 30, 2010 compared to a net loss of $1,157,000 for the three months ended September 30, 2009.   Operating loss was $1,124,000 for the three months ended September 30, 2010 compared to an operating loss of $1,117,000 in the three months ended September 30, 2009.  The increase in operating loss resulted from a decline in gross profit, largely offset by a decline in operating expenses. Revenue decreased by $609,000 to $3,953,000 in the three months ended September 30, 2010 from $4,562,000 in the three months ended September 30, 2009, due to a decline in both Domestic and European revenues. Gross profit decreased by $300,000 to $2,131,000 in the three months ended September 30, 2010 compared to $2,432,000 in the three months ended September 30, 2009; however, gross profit as a percentage of net revenues increased slightly to 53.9% in the three months ended September 30, 2010 from 53.3% in the three months ended September 30, 2009 mainly due to manufacturing efficiencies.  Operating expenses decreased by $294,000 to $3,255,000 in the three months ended September 30, 2010.  Selling and marketing expenses decreased by $322,000 due to a temporary decrease in selling and marketing personnel, reduced cost of consultants, a change in the commission structure in our Domestic operations and lower sales.  General and administrative expenses, which increased by $122,000, include the accrual in the quarter ended September 30, 2010 of $475,000 in severance to certain former executive officers which offset the $353,000 reduction in general and administrative expenses,  principally resulting from lower outside consultant costs.  Research and development expenses decreased by $94,000 compared to the same period of 2009 due primarily to a decrease in European research expenses associated with our Mago® 4 instrument, which is already being marketed.

NET REVENUES AND GROSS PROFIT

			Period over Period
Three months ended September 30,	2010	2009	(Decrease)

Net Revenues
Domestic	$2,895,000	$3,197,000	$(302,000)
European	1,058,000	1,365,000	(307,000)
Total	3,953,000	4,562,000	(609,000)

Cost of Sales	1,822,000	2,131,000	(309,000)

Gross Profit	$2,132,000	$2,432,000	$(300,000)
% of Total Net Revenues	53.9%	53.3%

Net revenues for the three months ended September 30, 2010 decreased $609,000, or 13.3%, from the three months ended September 30, 2009. This decrease was composed of a decrease of $302,000, or 9.4%, in net revenues from Domestic operations and a decrease of $307,000, or 22.5%, in net revenues from European operations.  The decrease in net revenues from European operations includes the effect of a decrease of $113,000 in revenue due to fluctuations of the United States dollar relative to the Euro, as further discussed in “Currency Fluctuations” below.  As measured in Euros, revenues from European operations for the three months ended September 30, 2010 decreased 12.5% (from 948,000 Euros to 829,000 Euros), as compared to revenues for the three months ended September 30, 2009.  Both Domestic and European sales were affected by a decline in reagent sales; however certain other sales increased in the Domestic region to partially compensate. Gross profit in the three months ended September 30, 2010 decreased by $300,000, or 12.8%, from the comparable period in 2009.  Gross profit as a percentage of net revenues increased slightly to 53.9% in the three months ended September 30, 2010 from 53.3% in the same period of 2009 due to manufacturing efficiencies.

OPERATING EXPENSES

Three months ended September 30,	2010	% of Revenue	2009	% of Revenue	Period over Period Increase (Decrease)

Selling and Marketing	$1,098,000	27.8%	$1,420,000	31.1%	$(322,000)

General and Administrative	1,795,000	45.4%	1,673,000	36.7%	122,000

Research and Development	362,000	9.1%	456,000	10.0%	(94,000)

Total Operating Expenses	$3,255,000	82.3%	$3,549,000	77.8%	$(294,000)

Selling and marketing expenses decreased by $322,000 in the three months ended September 30, 2010 as compared to the same period of 2009. As a percentage of net revenue, selling and marketing expenses decreased to 27.8% of net revenue in the three months ended September 30, 2010 as compared to 31.1% in the three months ended September 30, 2009. The decrease in selling and marketing expenses was due to a temporary decrease in selling and marketing personnel, reduced cost of consultants, a change in the commission structure in our Domestic operations and lower sales.  General and administrative expenses, which increased by $122,000, include the accrual in the quarter ended September 30, 2010 of $475,000 in severance to certain former executive officers which offset the $353,000 reduction in general and administrative expenses principally resulting from lower outside consultant costs. Research and development expenses decreased by $94,000 compared to the same period of 2009 due primarily to a decrease in European research expenses associated with our Mago® 4 instrument, which is already being marketed. The future level of research and development expenditures will depend on, among other things, the outcome of ongoing testing of products and instrumentation under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.

(LOSS) FROM OPERATIONS

Loss from operations totaled $1,124,000 in the three months ended September 30, 2010 compared to a loss from operations of $1,117,000 in the three months ended September 30, 2009.  Loss from operations in the three months ended September 30, 2010 was composed of a loss from Domestic operations of $895,000 and a loss from European operations of $229,000. Loss from operations in the three months ended September 30, 2009 was composed of a loss from Domestic operations of $663,000 and a loss from European operations of $454,000. Domestic operations include corporate expenditures, including costs required to maintain our status as a public company.

OTHER INCOME (EXPENSE), NET

Other income (expense), net decreased from other income, net of $1,000 in the three months ended September 30, 2009 to other expense, net of $28,000 in the three months ended September 30, 2010.  The change was due to greater foreign currency transaction losses for the three months ended September 30, 2010, compared to 2009.

INCOME TAX PROVISION

During the three months ended September 30, 2010 and 2009, we recorded income tax provisions of $28,000 and $41,000, respectively. The current portion of our tax provisions in both periods of 2010 and 2009 relates to Italian local income taxes based upon applicable statutory rates effective in Italy, while the deferred tax provision in these same periods relates to domestic tax deductible goodwill. No current domestic tax benefit was recorded in the three months ended September 30, 2010 or 2009 despite our domestic losses because we had a full valuation allowance against the domestic net deferred income tax assets.

NET (LOSS)

We generated a net loss of $1,177,000 in the three months ended September 30, 2010 compared to a net loss of $1,157,000 in the three months ended September 30, 2009.   Our basic and diluted net loss per common share was $0.04 in both periods.   Net loss in the three months ended September 30, 2010 and 2009 resulted primarily from the various factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, our working capital was $7,779,000 compared to $10,993,000 at December 31, 2009.  Cash and cash equivalents totaled $2,017,000 at September 30, 2010 compared to $4,199,000 at December 31, 2009.

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

Net cash flows of $1,849,000 were used by operating activities during the nine months ended September 30, 2010, compared to $3,068,000 used by operating activities during the nine months ended September 30, 2009.  Cash used by operating activities during the nine months ended September 30, 2010 was due to our net loss of $3,445,000, cash provided due to changes in operating assets and liabilities of approximately $781,000 and cash provided by non-cash items of $815,000.  The non-cash items include principally depreciation and amortization, a net provision of doubtful accounts receivable, non-cash compensation and deferred income taxes. Cash provided by changes in operating assets and liabilities was primarily due to a decrease of $140,000 in other current assets and an increase of $724,000 in accounts payable and accrued expenses. Partially offsetting these amounts was cash used of $168,000 as a result of an increase in accounts receivable of $111,000 and a decrease of $48,000 in other long-term liabilities. Cash used by operating activities during the nine months ended September 30, 2009 was due to our net loss of $3,132,000 and cash used due to changes in operating assets and liabilities of approximately $526,000, partially offset by cash provided by non-cash items of $591,000.  The non-cash items include depreciation and amortization, a net provision of doubtful accounts receivable, non-cash compensation and deferred income taxes. Cash used by changes in operating assets and liabilities was primarily due to increases of $142,000 in accounts receivable and $374,000 in inventories and cash of $167,000 provided as a result of decreases in accounts payable and accrued expenses. Partially offsetting this amount was cash of $126,000 provided as a result of increases in other long-term liabilities.

Net cash flows of $303,000 were used by investing activities during the nine months ended September 30, 2010, as compared to $3,412,000 provided by investing activities during the same period of 2009.  Cash used by investing activities during the nine months ended September 30, 2010 primarily consisted of acquisitions of equipment on lease to customers for $337,000 and capital expenditures for $238,000.  Offsetting these amounts was cash provided from the sale of diagnostic instrumentation originally acquired by us in the fourth quarter of 2009 and the first quarter of 2010 and classified as equipment on lease in the accompanying consolidated balance sheets for a total of $311,000.  This instrumentation had been placed by us as part of our reagent rental arrangements with customers, pursuant to which the instrumentation typically remained our property although it is used at customer sites. Customers make reagent kit purchase commitments with us that typically last for a period of three to five years.  Rather than funding these instrument placements from our existing cash balances as we have historically done, we sold certain of this instrumentation for an amount approximating its net book value to a financing company during the nine months ended September 30, 2010.  Under the terms of the resulting operating leases with the financing company, we are required to make 30 monthly payments for our use of the instrumentation.  At the end of the lease term, we will have the option to purchase the instrumentation from the financing company for an amount not to exceed 22% of the original price for which the financing company purchased such instrumentation.  Cash flows provided from investing activities during the nine months ended September 30, 2009 was primarily the result of our exercise during the first quarter of 2010 of Auction Rate Security Rights we received as part of our settlement from UBS in 2008 to redeem our investments in auction rate securities at their par value of $4,100,000.

Financing activities during the nine months ended September 30, 2010 include payments of $32,000 beginning in February 2010 for a 36-month capital lease we entered into with the same financing company for bottling equipment at our production facility in Miami, Florida.  The terms of the lease give us an option to purchase the equipment at the end of the lease term for an amount not to exceed 22% of the original price for which the financing company purchased such equipment.  Our current and long-term capital lease obligations of $70,000 and $119,000, respectively, due as a result of this financing are included in the accompanying consolidated balance sheet as of September 30, 2010.  The interest rate utilized on this capital lease is our incremental borrowing rate.  No financing activities occurred during the nine months ended September 30, 2009.

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

We estimate that up to $500,000 will be required during the remainder of 2010 and during 2011 to improve our existing facilities, and upgrade or replace equipment and information systems.  There can be no assurance that we will be successful in our plans to improve our facilities or upgrade or replace our equipment and information systems.

Our principal source of short-term liquidity is existing cash and cash equivalents.  In connection with our evaluation of our operating results, financial condition and cash position, and specifically considering our results of operations and cash utilization during 2009 and the nine months ended September 30, 2010, we have enacted, or are considering, various measures to improve future cash flow.  To this end, we expect operating results to improve from the operating results achieved based principally upon increases in revenue as a result of our anticipated commercial launch, after receiving all required regulatory approvals, of the Mago® 4S in the United States and increases in international revenue.  We also expect operating results to improve as a result of certain initiatives we have adopted, or are considering, in order to reduce expenses, as well as the continued expense reduction for the remainder of 2010 as a result of the elimination of non-recurring professional fees incurred during 2009.  Additionally, as discussed above, we have begun to fund placements under reagent rental contracts by using a lease financing arrangement, rather than funding such instrument placements from our existing cash balances as we have historically done.  We are also evaluating other various forms of financing arrangements, including issuing debt or equity securities.  Any such debt financing arrangements would likely impose positive and negative covenants on us, which could restrict various aspects of our business, operations and finances.  For the long-term, we intend to utilize principally existing cash and cash equivalents, as well as internally generated funds, which are anticipated to be derived primarily from the sale of existing diagnostic and instrumentation products and diagnostic and instrumentation products currently under development.  Additionally, in the long-term, we may consider the potential of selling our Miami facility and transferring the related production activities to a currently unidentified leased facility and using the cash proceeds from any such sale to fund our operating activities.  If we are not successful in improving our operating results and cash flows or if existing and possible future sources of liquidity described above are insufficient, then we may consider incurring indebtedness or curtailing or reducing some of our operations.  Liquidity is expected to be sufficient over the next twelve months from the combination of the existing cash and cash equivalents and the various measures described above to improve future cash flow.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, allowance for doubtful accounts, inventories, intangible assets, stock compensation, income and other tax accruals,  the realization of long-lived assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our assumptions and estimates may, however, prove to have been incorrect and our actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and the judgments and estimates we make concerning their application have significant impact on our consolidated financial statements.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain allowances for doubtful accounts, including in Italy for the operations of our European subsidiary, for estimated losses based on historical loss percentages resulting from the inability of our customers to make required payments. In many instances our receivables in Italy, while currently due and payable, take in excess of a year to collect. Additionally, we may receive payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances. Consequently, we may consider the potential receipt of those types of payments in determining our allowance for doubtful accounts. If contemplated payments are not received when expected or at all, if negotiated agreements are not complied with in a timely manner or at all, or if the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, then our operating results could be materially adversely affected during the period in which we make the determination to increase the allowance for doubtful accounts.  Our allowances for doubtful accounts were $381,000 and $356,000 at September 30, 2010 and December 31, 2009, respectively.

INVENTORY

We regularly review inventory quantities on hand, which include components for current or future versions of products and instrumentation.  If necessary, we record a provision for excess and obsolete inventory based primarily on our estimates of component obsolescence, product demand and production requirements, as well as based upon the status of a product within the regulatory approval process.  In accordance with our inventory accounting policy, total inventories at September 30, 2010 include components for current or future versions of products and instrumentation. On September 30, 2009, we filed a 510(k) premarket submission with the United States Food and Drug Administration (the “FDA”) for the Mago® 4S, our next-generation fully automated Enzyme-linked Immunosorbent Assay (“ELISA”) and Immunofluorescence Assay (“IFA”) system for autoimmune and infectious disease testing that we intend to market in the United States.  We have received feedback from the FDA requesting that we provide additional analytical and clinical test data, and we are working with the FDA to provide the requested information and expedite the approval process. Inventory amounts at September 30, 2010 included approximately $42,000 in Mago® 4S instrumentation and instrument components in anticipation of the future commercial launch of the product.  Commercial deliveries of the Mago® 4S will await our receipt of such regulatory approval, after which we expect to begin commercial deliveries in the first quarter of 2011.  Inventory amounts at September 30, 2010 also included approximately $195,000 of inventory relating to our hepatitis product, substantially all of which has a shelf life exceeding five years, which is currently pending regulatory approval based upon our January 2008 submission requesting “CE Marking” in the European Union (See Note 6, Product License).  Based upon amended regulatory standards adopted by the applicable notifying body during the fourth quarter of 2009 with which we must now comply in order to receive approval and subsequent communications, we now expect “CE Marking” granting approval for the remaining products covered under the license agreement and product launch by the third quarter of 2011. At December 31, 2009, Mago® 4S instrumentation and instrument component inventories were approximately $260,000 and hepatitis related inventories were approximately $200,000.

Inventory reserves were $576,000 and $499,000 as of September 30, 2010 and December 31, 2009, respectively.

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

Our product license is existing technology, obtained from an Italian diagnostics company that had developed and successfully commercialized this technology to manufacture hepatitis products sold by them and for which it had already received “CE Marking” approval from the European Union.  Through the acquisition of this existing technology in its current form, we expect to be able to derive revenue from the manufacture and sale of new hepatitis products. In exchange for the Italian diagnostics company’s assistance in transferring the know-how of the manufacturing technology, we agreed to pay a total of 1,000,000 Euros in the form of four milestone payments upon the Italian diagnostics company’s achievement of certain enumerated performance objectives related to the transfer of such existing technology.  We made the first three milestone payments upon the achievement of the enumerated performance objectives in prior years, while the fourth and final milestone payment is not expected to be paid until we receive “CE Marking” approval from the European Union for our hepatitis products.

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

INCOME TAXES

We have experienced net domestic losses from operations. In accordance with GAAP, we are required to record a valuation allowance against the deferred tax asset associated with these losses if it is "more likely than not" that we will not be able to utilize the net operating loss to offset future taxes. Due to the cumulative net losses from the operations of both our Domestic and European operations, we have provided a full valuation allowance against our deferred tax assets as of September 30, 2010.  Over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of our net operating loss carryforwards and other temporary differences.  Upon reaching such a conclusion, and upon such time as we reverse the entire amount or a portion of the valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

Under Section 382 of the Internal Revenue Code, our ability to use our net operating loss carryforwards will be limited in the future as a result of the September 2, 2008 acquisition by the Debregeas-Kennedy Group of the approximately 72.3% of the outstanding shares of our common stock previously owned by Teva Pharmaceutical Industries Limited, indirectly through its wholly-owned IVAX Corporation subsidiary.  As a result of that acquisition, our ability to utilize net operating loss carryforwards to offset future taxable income is currently limited to approximately $900,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 2, 2008 acquisition date.  The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the September 2, 2008 ownership change, but may be further limited in the event of any future change in control or similar transaction.  Our results for the three and nine months ended September 30, 2010 and 2009 were not impacted by these limitations.  We are currently analyzing the impact, if any, of ERBA’s acquisition of the shares of our common stock previously owned by the Debregeas-Kennedy Group on our ability to utilize net operating loss carryforwards to offset future taxable income.

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

CURRENCY FLUCTUATIONS

During the nine months ended September 30, 2010 and 2009, approximately 30.5% and 30.9%, respectively, of our net revenues were generated in currencies other than the United States dollar.  This percentage could increase in the future as a result of our efforts to increase our international presence.  Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations.  If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa.  Exchange rate differences resulting from the strength of the United States dollar against the Euro resulted in a decrease of approximately $145,000 in net revenues for the nine months ended September 30, 2010 compared to the same period of the prior year and a decrease of approximately $113,000 in net revenues for the three months ended September 30, 2010 compared to the same period of the prior year.  During the nine months ended September 30, 2010 and 2009, none of our subsidiaries were domiciled in a highly inflationary environment and the impact of inflation and changing prices on our net revenues and on our loss from continuing operations was not material.

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

INCOME TAXES

We recognized tax provisions of $83,000 and $111,000 during the nine months ended September 30, 2010 and 2009, respectively, and tax provisions of $28,000 and $41,000 during the three months ended September 30, 2010 and 2009, respectively.

We are susceptible to large fluctuations in our effective tax rate and have thereby recognized tax expense on a discrete pro-rata basis for the nine months ended September 30, 2010. No current domestic tax provision was recorded during the nine months ended September 30, 2010 or September 30, 2009 due to losses incurred in the period.  Included in the foreign current income tax provision for the nine months ended September 30, 2009 was $20,000 resulting from an assessment related to the settlement of audit issues for the 2005 tax year. The remaining foreign current income tax provisions for the nine months ended September 30, 2010 and 2009 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

As of September 30, 2010, we had no net domestic or foreign deferred tax asset, as a full valuation allowance has been established against deferred tax assets.  As of September 30, 2010, we had net deferred tax liabilities of $349,000 relating to tax deductible goodwill at ImmunoVision, and we recorded a corresponding deferred tax provision of $48,000 during the nine months ended September 30, 2010.  Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause our provision for income taxes to vary significantly from period to period. Upon such time as we reverse the valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

Under Section 382 of the Internal Revenue Code, our use of our net operating loss carryforwards will be limited in the future as a result of the September 2, 2008 acquisition by the Debregeas-Kennedy Group of the approximately 72.3% of the outstanding shares of our common stock previously owned by Teva Pharmaceutical Industries Limited, indirectly through its wholly-owned IVAX Corporation subsidiary. As a result of that acquisition, our ability to utilize net operating loss carryforwards to offset future taxable income is currently limited to approximately $900,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 2, 2008 acquisition date. The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the September 2, 2008 ownership change, but may be further limited in the event of any future change in control or similar transaction.  Our results for the three and six months ended September 30, 2010 and 2009 were not impacted by these limitations.  We are currently analyzing the impact, if any, of ERBA’s acquisition of the shares of our common stock previously owned by the Debregeas-Kennedy Group on our ability to utilize net operating loss carryforwards to offset future taxable income.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A - Risk Factors

Except for the risk factors set forth below, which have been updated to reflect the September 1, 2010 purchase by ERBA of all of the approximately 72.4% of the outstanding shares of our common stock previously held by the Debregeas-Kennedy Group, there have not been any material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. You should carefully consider the risks described below. These and other risks could materially and adversely affect our business, operating results or financial condition. The risks described below are not the only risks we face. Additional risks not presently known to us or other factors that we do not presently perceive to present significant risks to us at this time may also impair our operations. You should also refer to the other risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, subject to the modifications described below.

ERBA may be deemed to control our company.

ERBA beneficially owns, directly or indirectly, approximately 72.5% of the issued and outstanding shares of our common stock. Under our certificate of incorporation, on issues for which our stockholders are eligible to vote, the affirmative vote of a majority of the shares represented at a meeting, in person or by proxy, and entitled to vote is required to approve an action. Consequently, ERBA, without the consent of any of our other stockholders, can approve actions that require stockholder approval and elect directors acceptable to them based on their share ownership. Suresh Vazirani, the Chief Executive Officer of ERBA, currently serves as executive Chairman of our Board of Directors, and Kishore “Kris” Dudani, the Marketing and Business Development Representative—South, Central and Latin America, of ERBA, currently serves as a member of our Board of Directors.

Our common stock has a limited trading volume.

Our common stock has been listed and traded on NYSE Amex (formerly known as the American Stock Exchange) since March 15, 2001. Because ERBA beneficially owns, directly or indirectly, approximately 72.5% of the issued and outstanding shares of our common stock, we have a limited non-affiliate market capitalization. As a result, our common stock has a limited trading volume, which may make it more difficult for our stockholders to sell their shares.

Item 6 - Exhibits

Exhibit
Number	Description

10.1	Amendment to Employment Agreement, dated as of August 31, 2010, by and between IVAX Diagnostics, Inc. and Kevin D. Clark
10.2	Second Amendment to Employment Agreement, dated as of September 3, 2010, by and between IVAX Diagnostics, Inc. and Kevin D. Clark
10.3	Amendment to Employment Agreement, dated as of September 1, 2010, by and between IVAX Diagnostics, Inc. and Arthur R. Levine
10.4	Confidential General Release of All Claims, dated as of September 30, 2010, by and between IVAX Diagnostics, Inc. and Steve Lufkin
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished, rather than filed, with this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVAX Diagnostics, Inc.

Date: November 15, 2010	By:	/s/ Arthur R. Levine
Arthur R. Levine,
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Amendment to Employment Agreement, dated as of August 31, 2010, by and between IVAX Diagnostics, Inc. and Kevin D. Clark
10.2	Second Amendment to Employment Agreement, dated as of September 3, 2010, by and between IVAX Diagnostics, Inc. and Kevin D. Clark
10.3	Amendment to Employment Agreement, dated as of September 1, 2010, by and between IVAX Diagnostics, Inc. and Arthur R. Levine
10.4	Confidential General Release of All Claims, dated as of September 30, 2010, by and between IVAX Diagnostics, Inc. and Steve Lufkin
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished, rather than filed, with this Quarterly Report on Form 10-Q.