Form 10-Q
period 2011-03-31
IVAX DIAGNOSTICS INC
filed 2011-05-16
CIK 1095858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

27,649,887 shares of Common Stock, $ .01 par value, outstanding as of May 11, 2011.

IVAX DIAGNOSTICS, INC.

INDEX

PART I - FINANCIAL INFORMATION		PAGE NO.

Item 1 -	Financial Statements

	Consolidated Balance Sheets as of March 31, 2011 (unaudited)
	and December 31, 2010	2

	Consolidated Statements of Operations (unaudited)
	for the three months ended March 31, 2011 and 2010	3

	Consolidated Statement of Shareholders’ Equity (unaudited)
	for the three months ended March 31, 2011	4

	Consolidated Statements of Cash Flows (unaudited)
	for the three months ended March 31, 2011 and 2010	5

	Condensed Notes to Consolidated Financial Statements (unaudited)	6

Item 2 -	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	15

Item 4 -	Controls and Procedures	27

PART II - OTHER INFORMATION

Item 1 -	Legal Proceedings	28

Item 6 -	Exhibits	28

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$927,058	$1,826,228
Accounts receivable, net of allowances for doubtful
accounts of $396,208 in 2011 and $399,376 in 2010	6,134,111	5,344,205
Inventories, net	4,289,305	4,077,896
Other current assets	163,363	146,366
Total current assets	11,513,837	11,394,695

Property, plant and equipment, net	1,547,124	1,618,136
Equipment on lease, net	655,217	679,438
Product license	282,936	282,936
Goodwill	870,290	870,290
Restricted deposits	238,244	228,680
Other assets	47,747	26,847
Total assets	$15,155,395	$15,101,022

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,531,392	$1,597,555
Accrued license payable	141,703	132,521
Accrued expenses and other current liabilities	2,350,592	2,511,698
Capital lease obligation	73,446	71,826
Total current liabilities	5,097,133	4,313,600

Other long-term liabilities:
Capital lease obligation	81,632	100,612
Deferred tax liabilities	381,057	365,184
Other long-term liabilities	1,024,538	955,056
Total other long-term liabilities	1,487,227	1,420,852

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value, authorized 50,000,000 shares,
issued and outstanding 27,649,887 in 2011 and 2010	276,498	276,498
Capital in excess of par value	41,389,404	41,389,404
Accumulated deficit	(32,706,489)	(31,686,472)
Accumulated other comprehensive loss	(388,378)	(612,860)
Total shareholders’ equity	8,571,035	9,366,570
Total liabilities and shareholders’ equity	$15,155,395	$15,101,022

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these balance sheets.

IVAX  DIAGNOSTICS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31,	2011	2010

Net revenues	$4,134,357	$4,655,021
Cost of sales	2,019,142	2,167,274
Gross profit	2,115,215	2,487,747

Operating expenses:
Selling	1,225,489	1,295,014
General and administrative	1,347,001	1,641,808
Research and development	550,235	431,622
Total operating expenses	3,122,725	3,368,444

Loss from operations	(1,007,510)	(880,697)

Other income (expense):
Interest income (expense)	(3,391)	141
Other income (expense), net	19,192	(48,538)
Total other income (expense), net	15,801	(48,397)

Loss before income taxes	(991,709)	(929,094)

Provision for income taxes	28,308	28,334

Net loss	$(1,020,017)	$(957,428)

Net loss per share
Basic and diluted	$(0.04)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING:
Basic	27,649,887	27,649,887
Diluted	27,649,887	27,649,887

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX  DIAGNOSTICS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

BALANCE, December 31, 2010	27,649,887	$276,498	$41,389,404	$(31,686,472)	$(612,860)	$9,366,570
Comprehensive income:
Net loss	-	-	-	(1,020,017)	-	(1,020,017)
Translation adjustment	-	-	-	-	224,482	224,482
Comprehensive loss						(795,535)
Stock compensation expense	-	-	-	-	-	-
BALANCE, March 31, 2011	27,649,887	$276,498	$41,389,404	$(32,706,489)	$(388,378)	$8,571,035

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of this statement.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31,	2011	2010

Cash flows from operating activities:
Net loss	$(1,020,017)	$(957,428)
Adjustments to reconcile net loss to net cash
flows used in operating activities:
Depreciation and amortization	192,597	184,898
Net provision (recovery) for doubtful accounts receivable	(29,632)	3,071
Provision for inventory obsolescence	52,124	-
Non-cash compensation expense	-	43,527
Deferred income taxes	15,873	15,873
Changes in operating assets and liabilities:
Accounts receivable	(483,834)	(573,886)
Inventories	(164,096)	(82,108)
Other current assets	(29,951)	(22,735)
Other assets	4	(5)
Accounts payable and accrued expenses	608,898	591,418
Other long-term liabilities	3,225	(11,547)
Net cash flows used in operating activities	(854,809)	(808,922)

Cash flows from investing activities:
Capital expenditures	(13,213)	(79,104)
Restricted deposits	68	(40,189)
Sale of equipment on lease	-	200,856
Acquisitions of equipment on lease	(29,716)	(170,860)

Net cash flows used in investing activities	(42,861)	(89,297)

Cash flows from financing activities:
Capital lease payments	(17,360)	(8,500)
Net cash flows used in financing activities	(17,360)	(8,500)

Effect of exchange rate changes on cash and cash equivalents	15,860	13,389
Net decrease in cash and cash equivalents	(899,170)	(893,330)
Cash and cash equivalents at the beginning of the period	1,826,228	4,198,913
Cash and cash equivalents at the end of the period	$927,058	$3,305,583

NONCASH INVESTING ACTIVITY:
Acquisition of equipment using capital lease	$-	$222,000

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) ORGANIZATION AND OPERATIONS:

The accompanying unaudited interim consolidated financial statements of IVAX Diagnostics, Inc. (the “Company,” “IVAX Diagnostics,” we,” “us” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements.  However, in the opinion of management, all adjustments necessary to state fairly the results of operations, financial position, changes in stockholders’ equity and cash flows have been made.  The results of operations, financial position, changes in stockholders’ equity and cash flows for the three months ended March 31, 2011 are not necessarily indicative of the results of operations, financial position, changes in stockholders’ equity and cash flows which may be reported for the remainder of 2011. The balance sheet as of December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

On September 1, 2010, ERBA Diagnostics Mannheim GmbH, an in vitro diagnostics company headquartered in Germany (“ERBA”), the parent company of which is Transasia Bio-Medicals Ltd. (“Transasia”), purchased all of the approximately 72.4% of the outstanding shares of the Company’s common stock owned by the prior group of the Company’s controlling stockholders for an aggregate purchase price of approximately $15,000,000, or $0.75 per share (the “Share Acquisition”).  As a result of the Share Acquisition, ERBA now beneficially owns, directly or indirectly, approximately 72.5% of the outstanding shares of the Company’s common stock.

(2) GOING CONCERN:

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), assuming the Company’s ability to continue as a going concern.  The Company incurred a net loss of $4,214,679 during the year ended December 31, 2010 and a net loss of $1,020,017 for the three months ended March 31, 2011 and used cash from operations of $1,882,867 during the year ended December 31, 2010 and $854,809 during the three months ended March 31, 2011.

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

The Company has taken or is in the process of evaluating or undertaking certain actions which, if successful, it believes will be sufficient to provide the Company with the ability to continue in existence.  The Company expects operating results to improve from the operating results achieved during the year ended December 31, 2010 and the three months ended March 31, 2011 based principally upon increases in revenue as a result of the recent commercial launch of the Mago® 4S in the United States and increases in the United States and international revenue from new channels of distribution.  The Company also expects operating results to improve as a result of certain initiatives it has adopted or is considering adopting in order to reduce expenses.  As previously disclosed and as discussed below in Note 15, Related Party Transactions, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with ERBA, on April 8, 2011, pursuant to which the Company has agreed to sell and issue to ERBA 20,000,000 shares of the Company’s common stock for an aggregate purchase price of $15,000,000 and warrants to purchase an additional 20,000,000 shares of the Company’s common stock (collectively, the “Investment”).  The consummation of the Investment is subject to the approval of holders of at least 66-2/3% of the issued and outstanding shares of the Company’s common stock (excluding any shares beneficially owned, directly or indirectly, by ERBA).  There can be no assurance that the Investment will be consummated on the contemplated terms, in the time frame anticipated, or at all.  The Company is also evaluating various forms of other financing arrangements. There can be no assurance that, if the Company seeks to raise additional funds through issuing debt or equity securities or incurring indebtedness, any such additional funds would be available on acceptable terms or at all.  Any such financing arrangements would likely impose positive and negative covenants, which could restrict various aspects of the Company’s business, operations and finances.  In addition, any issuance of equity securities, or securities convertible into shares of the Company’s common stock, including in the Investment, would be dilutive to the Company’s existing stockholders.  If the Company is not successful in improving its operating results and cash flows or if existing and possible future sources of liquidity described above are insufficient, then the Company may be required to curtail or reduce its operations, the Company may not be able to survive and any investment in the Company may be lost.

(3) STOCK-BASED COMPENSATION:

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

The following chart summarizes option activity as of March 31, 2011 and changes during the three months ended March 31, 2011 for outstanding and exercisable options granted by the Company:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at December 31, 2010	1,173,198	$2.09
Granted	-	-
Expired	(55,116)	$7.12
Terminated	-	-
Exercised	-	-
Outstanding at March 31, 2011	1,118,082	$1.84

There was no stock compensation expense for the three months ended March 31, 2011. During the three months ended March 31, 2010 compensation expense of $43,527 was incurred in connection with options granted during and prior to the three months ended March 31, 2010, including approximately $37,000 which was incurred in connection with the options to purchase 75,000 shares of the Company’s common stock granted during the three months ended March 31, 2010, which had a grant date fair value of $0.49 per share and vested immediately.

(4) CASH EQUIVALENTS:

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

(5) FAIR VALUE MEASUREMENT:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting standards that establish the FASB Accounting Standards Codification (the “ASC”) as the official single source of authoritative GAAP and supersedes all previous accounting standards.

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

All of the Company’s financial assets, which do not include cash on hand, as of March 31, 2011 and December 31, 2010, were Level 1 assets composed of money market funds with balances of $518,936 and $993,916, respectively, and Level 3 assets composed of the product license discussed in Note 7, Product License.  Financial instruments consists primarily of cash and cash equivalents, accounts receivable and accounts payable.  At March 31, 2011 and December 31, 2010, the fair value of these instruments approximates the carrying amount of these items due to the short-term maturities of these instruments.

(6) INVENTORIES, NET:

Inventories, net consist of the following:
	March 31,	December 31,
	2011	2010

Raw materials	$864,456	$752,966
Work-in-process	851,251	751,992
Finished goods	2,573,598	2,572,938
Total inventories, net	$4,289,305	$4,077,896

(7) PRODUCT LICENSE:

In September 2004, the Company entered into a license agreement with an Italian diagnostics company to obtain a perpetual, worldwide, royalty-free license of product technology used by the Italian diagnostics company. This licensed hepatitis product technology is existing technology, which the Italian diagnostics company had developed and successfully commercialized to manufacture hepatitis products sold by them and for which it had already received “CE Marking” approval from the European Union.  Through the acquisition of this existing technology in its current form, the Company expects to be able to derive revenue from the manufacture and sale of new hepatitis products. In exchange for the Italian diagnostics company’s assistance in transferring the know-how of the manufacturing technology, the Company agreed to pay a total of 1,000,000 Euro in the form of four milestone payments upon the Italian diagnostics company’s achievement of certain enumerated performance objectives related to the transfer of such existing technology.  Three of the four milestone payments, totaling 900,000 Euro, were made in prior years. The remaining milestone payment of 100,000 Euro, or approximately $142,000, is included in accrued license payable in the accompanying consolidated balance sheet as of March 31, 2011.  The carrying value of the product license is $282,936 as of March 31, 2011, which is reflected in the accompanying consolidated balance sheets. Amortization of the product license will begin following the initial sale of the hepatitis products manufactured by the Company.

(8) LOSS PER SHARE:

Loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  All outstanding stock options are considered potential common stock.  The dilutive effect, if any, of stock options is calculated using the treasury stock method.

Outstanding stock options (1,118,082 as of March 31, 2011 and 1,173,198 as of December 31, 2010) have not been included in the calculation of loss per share because their impact would be anti-dilutive.

(9) INCOME TAXES:

The provision for income taxes consists of the following:

Three Months Ended March 31,	2011	2010
Current:
Domestic	$-	$-
Foreign	12,435	12,461
Deferred:
Domestic	15,873	15,873
Foreign	-	-

Total provision for income taxes	$28,308	$28,334

The Company is susceptible to large fluctuations in its effective tax rate and has thereby recognized tax expense on a discrete pro-rata basis for the three months ended March 31, 2011. No current domestic tax provision was recorded during the three months ended March 31, 2011 or March 31, 2010 due to the increase in the valuation allowance to offset the benefit of domestic losses. The foreign current income tax provisions for the three months ended March 31, 2011 and 2010 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

As of March 31, 2011 and December 31, 2010, the Company has established a full valuation allowance on both its domestic and foreign net deferred tax assets, which are primarily comprised of net operating loss carryforwards. Due to the cumulative net losses from the operations of both domestic and foreign operations, the Company had no net deferred tax asset as of March 31, 2011 or December 31, 2010. As of March 31, 2011 and December 31, 2010, the Company had net deferred tax liabilities relating to tax deductible goodwill of $381,057 and $365,184, respectively, and recorded corresponding deferred tax provisions of $15,873 during each of the three months ended March 31, 2011 and 2010. Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause the provision for income taxes to vary significantly from period to period.

The net operating losses included in the domestic net deferred tax asset will begin to expire in 2022. The net operating losses included in the foreign net deferred tax asset will begin to expire in 2011.  Under Section 382 of the Internal Revenue Code, the Company’s use of its net operating loss carryforwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA of the approximately 72.4% of the outstanding shares of the Company’s common stock previously owned by the prior group of the Company’s controlling stockholders.  As a result of that acquisition, the Company’s ability to utilize net operating loss carryforwards to offset any future taxable income is currently limited to approximately $825,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date.  The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the ownership change. The limitations of these net operating loss carryforwards did not impact the Company’s results for the three months ended March 31, 2011 and 2010.

United States income taxes have not been provided on undistributed earnings of foreign subsidiaries, as such earnings are being retained indefinitely by such subsidiaries for reinvestment.  The distribution of these earnings would first reduce the domestic valuation allowance before resulting in additional United States income taxes.

(10) COMPREHENSIVE LOSS:

The components of the Company’s comprehensive loss are as follows:

Three Months Ended March 31,	2011	2010

Net loss	$(1,020,017)	$(957,428)
Foreign currency translation adjustment	224,482	(243,347)
Comprehensive loss	$(795,535)	$(1,200,775)

(11) CONCENTRATION OF CREDIT RISK:

The Company performs periodic credit evaluations of its customers' financial condition and provides allowances for doubtful accounts as required. The Company's accounts receivables are generated from sales made both domestically and abroad. As of March 31, 2011 and December 31, 2010, $4,533,557 and $3,833,268, respectively, of the Company's total net accounts receivable were due in Italy. Of the total net accounts receivable, 49.5% at March 31, 2011 and 38.6% at December 31, 2010 were due from hospitals and laboratories controlled by the Italian government.  The Company maintains allowances for doubtful accounts, particularly in Italy where payment cycles are longer than in the United States, for potential credit losses based on the age of the accounts receivable and the results of the Company’s periodic credit evaluations of its customers’ financial condition. Additionally, the Company periodically receives payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances.

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

Net Revenues by Region
Three Months Ended March 31,	2011	2010

Domestic
External net revenues	$2,744,628	$2,993,918
Intercompany revenues	118,754	210,684
	2,863,382	3,204,602
European
External net revenues	1,389,729	1,661,103
Intercompany revenues	69,883	9,312
	1,459,612	1,670,415

Eliminations	(188,637)	(219,996)
Consolidated net revenues	$4,134,357	$4,655,021

Loss from Operations by Region
Three Months Ended March 31,	2011	2010

Domestic	$(577,101)	$(484,081)
European	(430,409)	(397,730)
Eliminations	-	1,114
Loss from operations	$(1,007,510)	$(880,697)

Total Assets by Region	March 31,	December 31,
	2011	2010

Domestic	$7,929,636	$8,479,223
European	7,225,759	6,621,799
Total assets	$15,155,395	$15,101,022

Goodwill by Region	March 31,	December 31,
	2011	2010

Domestic	$870,290	$870,290
European	-	-
Total goodwill	$870,290	$870,290

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

(14) RECENTLY ISSUED ACCOUNTING STANDARDS:

In July 2010, FASB issued disclosure requirements for companies to provide enhanced disclosures regarding the credit quality of their financing receivables and the credit reserves held against them.  The main objective in developing the new disclosures is to provide users of the financial statements with greater transparency about a company’s allowance for credit losses and the credit quality of its financing receivables.  The new standards are intended to provide additional information to assist users of the financial statements in assessing a company’s credit risk and evaluating the adequacy of any allowance for credit losses.  The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 31, 2010.  This requirement did not have a material impact on the Company’s disclosures.  The disclosures about activities that occur during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of these new requirements did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued additional disclosure requirements for fair value measurements. According to the guidance, the fair value hierarchy disclosures are further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. These additional requirements, which became effective January 1, 2010 for quarterly and annual reporting, did not have an impact on the Company’s consolidated financial results, as this guidance related only to additional disclosures. In addition, the guidance requires more detailed disclosures of the changes in Level 3 instruments. These changes were effective January 1, 2011 and did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance requires the use of management’s best estimate of selling price (BESP) for the deliverables in an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third party evidence (TPE) of the selling price is not available. In addition, excluding specific software revenue guidance, the residual method of allocating arrangement consideration is no longer permitted, and an entity is required to allocate arrangement consideration using the relative selling price method. This guidance was effective for all new or materially modified arrangements entered into on or after January 1, 2011, with earlier application permitted as of the beginning of any prior fiscal year. Full retrospective application of the new guidance is optional. The Company implemented the new guidance effective January 1, 2011. The adoption of these new requirements did not have a material impact on the Company’s consolidated financial statements.

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

(15) RELATED PARTY TRANSACTIONS:

During the three months ended March 31, 2010, the Company paid $29,750 to Lawrence G. Meyer in consideration for his provision of certain legal services which he provided to the Company on an as-needed basis.  Mr. Meyer served on the Company’s Board of Directors until his resignation from the Board of Directors on September 1, 2010.  During the three months ended March 31, 2010, ImmunoVision, Inc., the Company’s wholly-owned subsidiary in Arkansas, paid $15,000 to John B. Harley, M.D., Ph.D., under that certain oral consulting agreement between Dr. Harley and ImmunoVision, pursuant to which Dr. Harley was paid $5,000 per month from January 2010 through June 2010 and $2,000 per month thereafter, in consideration for his provision of technical guidance and business assistance to ImmunoVision on an as-needed basis.  Dr. Harley continues to serve on the Company’s Board of Directors.  During the three months ended March 31, 2011, Dr. Harley was paid $6,000 for his provision of technical guidance and business assistance to ImmunoVision.  The amounts paid to Mr. Meyer and Dr. Harley, in each case as described above, were in addition to the amounts they received for their service as members of the Company’s Board of Directors and the committees of the Board of Directors on which they served.

During the three months ended March 31, 2011, the Company sold products to Transasia and a subsidiary of ERBA for a total amount of approximately Euro 148,000, equivalent to approximately $204,000.

As previously disclosed, on April 8, 2011, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with ERBA, pursuant to which the Company has agreed to sell and issue to ERBA 20,000,000 shares of the Company’s common stock at a purchase price of $0.75 per share for an aggregate purchase price of $15,000,000 and warrants to purchase an additional 20,000,000 shares of the Company’s common stock (collectively, the “Investment”).

Under the terms of the Stock Purchase Agreement, the closing of the Investment is subject to certain conditions, including the Company’s receipt of all required stockholder approvals.  Under the Delaware General Corporation Law, the Investment is required to be approved by holders of at least 66-2/3% of the issued and outstanding shares of the Company’s common stock (excluding any shares beneficially owned, directly or indirectly, by ERBA).  On April 18, 2011, the Company filed with the Securities and Exchange Commission a Definitive Proxy Statement relating to the Company’s 2011 Annual Meeting of Stockholders to be held on May 20, 2011, at which, among other things, the Company’s stockholders are being asked to approve the Investment.

Pursuant to the Stock Purchase Agreement, the Company has agreed to sell and issue, and ERBA has agreed to purchase, in the Investment:  (i) 6,666,667 shares of the Company’s common stock for an aggregate purchase price of $5,000,000, upon the initial consummation of the Investment; (ii) 6,666,667 shares of the Company’s common stock for an aggregate purchase price of $5,000,000, on or prior to the date which is six months after such initial consummation of the Investment; and (iii) 6,666,666 shares of the Company’s common stock for an aggregate purchase price of $5,000,000, on or prior to the date which is one year after such initial consummation of the Investment.  The per share purchase price for the common stock constitutes a premium of 14% above the average closing price of a share of the Company’s common stock on the NYSE Amex during the five trading days immediately prior to the date on which the Company publicly announced the Stock Purchase Agreement and the Investment.

The warrants contemplated by the Investment will have a five-year term and will have an exercise price per share of the Company’s common stock equal to $0.75, which exercise price per share constitutes a premium of 14% above the average closing price of a share of the Company’s common stock on the NYSE Amex during the five trading days immediately prior to the date on which the Company publicly announced the Stock Purchase Agreement and the Investment.

The closing of the Investment, and the issuance and delivery of the first installment of shares of the Company’s common stock and the warrants, is expected to occur promptly after such time, if any, as all required stockholder approvals are obtained.

There can be no assurance that the Investment will be consummated on the contemplated terms, in the timeframe anticipated, or at all.  If the Investment is consummated, then the Company’s issuance in the Investment of the shares of the Company’s common stock and the warrants, which upon exercise would result in the issuance of additional shares of the Company’s common stock, will be dilutive to the Company’s existing stockholders.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 and the unaudited interim consolidated financial statements and the related notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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
•
our ability to generate positive cash flow or otherwise improve our liquidity, whether from existing operations, strategic initiatives or possible future sources of liquidity, including, without limitation, from the Investment, issuing debt or equity securities, incurring indebtedness or curtailing or reducing our operations;

•	the dilutive impact of any equity securities, or securities convertible into shares of our common stock, which we may issue in the future;
•	the restrictions imposed by any positive or negative covenants to which we may become subject under indebtedness which we may incur in the future;
•	the Investment contemplated by the Stock Purchase Agreement may not be consummated on the contemplated terms, in the time frame anticipated, or at all;
•	the net proceeds of the Investment, whether or not the warrants are exercised, may not provide adequate cash resources to fund our operations or liquidity needs for the reasonably foreseeable future;
•	our ability to achieve or sustain profitability from our operations or otherwise secure funds to provide the basis for our long-term liquidity;

•	our broad discretion in our use of the net proceeds from the Investment;
•	the warrants may not be exercised, in whole or in part;
•
the decision to exercise the warrants will be made by ERBA based upon considerations it deems appropriate, which may include, among other things, the future market price of our common stock, which is subject to volatility and a number of other factors, many of which may be beyond our control, and, when making any such decision to exercise the warrants, ERBA’s interests may conflict with our interests;

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

•	our production capacity at our facility in Miami, Florida;
•	our ability to successfully improve our facilities and upgrade or replace our equipment and information systems in the timeframe and utilizing the amount of funds anticipated or at all;
•	our dependence on agreements with IVAX Corporation, third party distributors and key personnel;
•	consolidation of our customers affecting our operations, markets and products;
•	reimbursement policies of governmental and private third parties affecting our operations, markets and products;
•	price constraints imposed by our customers and governmental and private third parties;
•	our ability to increase the volume of our reagent production to meet increased demand;
•	protecting our intellectual property;
•	political and economic instability and foreign currency fluctuation affecting our foreign operations;
•	the effects of utilizing cash to assist Delta Biologicals, S.r.l., our wholly-owned subsidiary in Italy, in maintaining its compliance with capital requirements established by Italian law;

•	the holding of a significant portion our cash and cash equivalents at a single brokerage firm, including risks relating to the bankruptcy or insolvency of such brokerage firm;
•	litigation regarding products, distribution rights, intellectual property rights, product liability and labor and employment matters;
•	voting control of our common stock by ERBA;
•	conflicts of interest with ERBA and its affiliates, including Suresh Vazirani and/or Kishore “Kris” Dudani, and with our officers, employees and other directors; and
•	other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

See the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion of certain risks and uncertainties that could materially and adversely affect our business, operating results or financial condition.  Many of these factors are beyond our control.

MAJORITY STOCKHOLDERS

On September 1, 2010, ERBA Diagnostics Mannheim GmbH, an in vitro diagnostics company headquartered in Germany (“ERBA”), the parent company of which is Transasia Bio-Medicals Ltd. (“Transasia”), purchased all of the approximately 72.4% of the outstanding shares of our common stock owned by the prior group of our controlling stockholders for an aggregate purchase price of approximately $15,000,000, or $0.75 per share (the “Share Acquisition”).  As a result of the Share Acquisition, ERBA now beneficially owns, directly or indirectly, approximately 72.5% of the outstanding shares of our common stock.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

OVERVIEW

Net loss totaled $1,020,000 for the three months ended March 31, 2011 compared to net loss of $957,000 for the three months ended March 31, 2010.  Operating loss was $1,008,000 in the 2011 period compared to operating loss of $881,000 for the 2010 period.  The increase in both net loss and operating loss in the 2011 period compared to the 2010 period resulted primarily from reductions in revenue and gross margin, partially offset by decreases in operating expenses. Net revenues decreased by $521,000 to $4,134,000 in the 2011 period from $4,655,000 in the 2010 period, consisting of a decrease in net revenues from domestic operations of $250,000, from $2,994,000 in the 2010 period to $2,744,000 in the 2011 period, and a decrease in net revenues from European operations of $271,000, including the effect of exchange rate fluctuations of the United States dollar relative to the Euro, from $1,661,000 in the 2010 period to $1,390,000 in the 2011 period.  Gross profit decreased by $373,000 to $2,115,000 in the 2011 period from $2,488,000 in the 2010 period, primarily as the result of the abovementioned decline in net revenues. Gross profit as a percentage of net revenues decreased to 51.2% for the 2011 period from 53.4% for the 2010 period, principally as a result of lower absorption of fixed manufacturing costs due to lower reagent sales volume and an increase in the sale of instruments, which have a lower average margin than reagent sales.

Operating expenses decreased to $3,123,000 in the 2011 period from $3,368,000 in the 2010 period as a result of decreases in selling and general and administrative expenses, partially offset by an increase in research and development expenses.  Comparing the 2011 period to the 2010 period, selling expenses decreased by $70,000, general and administrative expenses decreased by $294,000 and research and development expenses increased by $119,000.

NET REVENUES AND GROSS PROFIT
			Period over Period
Three months ended March 31,	2011	2010	(Decrease)
Net Revenues:
Domestic	$2,744,000	$2,994,000	$(250,000)
European	1,390,000	1,661,000	(271,000)
Total	4,134,000	4,655,000	(521,000)

Cost of Sales	2,019,000	2,167,000	(148,000)

Gross Profit	$2,115,000	$2,488,000	$(373,000)
% of Total Net Revenue	51.2%	53.4%

Total net revenues in the three months ended March 31, 2011 decreased by $521,000, or 11.2%, from the three months ended March 31, 2010. This decrease was composed of decreases of $250,000 in net revenues from domestic operations and $271,000 in net revenues from European operations. The impact on European revenues of fluctuation of the United States dollar relative to the Euro was $3,000. As measured in Euros, net revenues from European operations in the 2011 period decreased by 16.3% compared to the 2010 period.  The decrease in net revenues from European operations was due to volume declines in Italy as well as volume declines in other international markets.  Net revenues from domestic operations in the 2011 period decreased by 8.4% compared to the 2010 period.  The decrease in net revenue from domestic operations was primarily due to declines in volumes of reagent sales.

Gross profit in the 2011 period decreased by $373,000, or 15.0%, from the 2010 period.   The decrease in gross profit was primarily attributable to the decline in net revenues. The decrease in gross profit as a percentage of net revenues to 51.2% in the 2011 period from 53.4% in the 2010 period resulted mainly from lower absorption of fixed manufacturing costs due to lower reagent sales volume and an increase in the sale of instruments, which have a lower average margin than reagent sales.

OPERATING EXPENSES

Three months ended March 31,	2011	% of Revenue	2010	% of Revenue	Period over Period Increase (Decrease)

Selling	$1,225,000	29.6%	$1,295,000	27.8%	$(70,000)

General and Administrative	1,348,000	32.6%	1,642,000	35.3%	(294,000)

Research and Development	550,000	13.3%	431,000	9.3%	119,000

Total Operating Expenses	$3,123,000	75.5%	$3,368,000	72.4%	$(245,000)

Operating expenses decreased to $3,123,000 in the 2011 period from $3,368,000 in the 2010 period as a result of decreases in selling and general and administrative expenses, partially offset by an increase in research and development expenses.

The decrease of $70,000 in selling expenses during the 2011 period compared to the 2010 period was primarily due to lower sales commissions resulting from the reduced sales.

The decrease of $294,000 in general and administrative expenses during the 2011 period compared to the 2010 period was due principally to severance costs included in the expense recorded in the 2010 period as well as decrease in the number of executive officers.

The increase in research and development expenses of $119,000 was due principally to the increase in new product development activities in the current year, including additional staff allocated to research and development activities.

LOSS FROM OPERATIONS

Loss from operations totaled $1,008,000 in the 2011 period as compared to loss from operations of $881,000 in the 2010 period. Loss from operations in the 2011 period was composed of a $577,000 loss from domestic operations and a $430,000 loss from European operations. Loss from operations in the 2010 period was composed of a $484,000 loss from domestic operations and a $398,000 loss from European operations. Domestic operations include corporate expenditures, including costs required to maintain our status as a public company.

OTHER INCOME (LOSS), NET

Other income, net totaled $16,000 during the 2011 period and other loss, net totaled $44,000 during the 2010 period. Amounts included in other income (loss), net in the 2011 and 2010 periods were primarily net foreign currency gains (losses), particularly by our European subsidiary, from transactions which were denominated in currencies other than the subsidiary’s functional currency.

INCOME TAX PROVISION

We recorded income tax provisions of $28,000 for both the 2011 and 2010 periods. The current portion of our tax provisions in both the 2011 and 2010 periods relates to Italian local income taxes based upon applicable statutory rates effective in Italy, while the deferred tax provision in these same periods relates to domestic tax deductible goodwill.  No current tax benefit was recorded during the 2011 and 2010 periods on our losses because we had a full valuation allowance against the net deferred income tax assets.

NET LOSS

We generated a net loss of $1,020,000 in the 2011 period as compared to a net loss of $957,000 in the 2010 period.  Our basic and diluted loss per common share was $0.04 in 2011 as compared to a basic and diluted loss per common share of $0.03 in the 2010 period. The net loss for both periods resulted primarily from the various factors discussed above.

           LIQUIDITY AND CAPITAL RESOURCES

While our consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared assuming that we will continue as a going concern, substantial doubt has arisen about our ability to continue as a going concern.  The independent auditors’ report issued in conjunction with our consolidated financial statements as of, and for the year ended, December 31, 2010, contained an explanatory paragraph indicating that certain matters raise substantial doubt about our ability to continue as a going concern.  In addition, we have included going concern disclosure in Note 2, Going Concern, to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which states that certain matters raise substantial doubt about our ability to continue as a going concern and which addresses the substantial doubt about our ability to continue as a going concern.

In connection with our evaluation of our operating results, financial condition and cash position, and specifically considering our results of operations and cash utilization during the year ended December 31, 2010 and the three months ended March 31, 2011, we have enacted, or are considering enacting, various measures to improve future cash flow.  To this end, we expect operating results to improve from the operating results achieved during the year ended December 31, 2010 and the three months ended March 31, 2011 based principally upon increases in revenue as a result of our commercial launch of the Mago® 4S in the United States and increases in the United States and international revenue from new channels of distribution.  We also expect operating results to improve as a result of certain initiatives we have adopted or are considering adopting in order to reduce expenses.  We cannot guarantee that we can generate net income, increase revenues, improve our cash flow or successfully obtain debt or equity financing on acceptable terms, or at all, and, if we cannot do so, then we may be required to curtail or reduce our operations, we may not be able to survive and any investment in our company may be lost.

As previously disclosed and as discussed in Note 15, Related Party Transactions, to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with ERBA, on April 8, 2011, pursuant to which we have agreed to sell and issue to ERBA 20,000,000 shares of our common stock for an aggregate purchase price of $15,000,000 and warrants to purchase an additional 20,000,000 shares of our common stock (collectively, the “Investment”).  The consummation of the Investment is subject to the approval of holders of at least 66-2/3% of the issued and outstanding shares of our common stock (excluding any shares beneficially owned, directly or indirectly, by ERBA).  There can be no assurance that the Investment will be consummated on the contemplated terms, in the time frame anticipated, or at all.  We are also evaluating various forms of other financing arrangements. There can be no assurance that, if we seek to raise additional funds through issuing debt or equity securities or incurring indebtedness, any such additional funds would be available on acceptable terms or at all.  Any such financing arrangements would likely impose positive and negative covenants, which could restrict various aspects of our business, operations and finances.  In addition, any issuance of equity securities, or securities convertible into shares of our common stock, including in the Investment, would be dilutive to our existing stockholders.

For the long-term, we intend to utilize principally existing cash and cash equivalents, as well as internally generated funds, which are anticipated to be derived primarily from the sale of existing diagnostic and instrumentation products and diagnostic and instrumentation products currently under development as well as possible sources of debt and equity financings, including, if consummated, the Investment.  If we are not successful in improving our operating results and cash flows or if existing and possible future sources of liquidity described above are insufficient, then we may be required to curtail or reduce our operations, we may not be able to survive and any investment in our company may be lost.

At March 31, 2011, our working capital was $6,417,000 compared to $7,081,000 at December 31, 2010.  Cash and cash equivalents totaled $927,000 at March 31, 2011 and $1,827,000 at December 31, 2010.

Net cash flows of $855,000 were used in operating activities during the three months ended March 31, 2011 as compared to $809,000 that were used in operating activities during the three months ended March 31, 2010.

Cash used by operating activities during the 2011 period of $855,000 was primarily the result of the net loss of $1,020,000 partially offset by non-cash items of $231,000 and changes in operating assets and liabilities of $66,000. The non-cash items include depreciation and amortization, non-cash compensation, a recovery for doubtful accounts receivable, a provision for inventory obsolescence and deferred income taxes. Cash used by changes in operating assets and liabilities was primarily due to $484,000 used as a result of an increase in accounts receivable and $164,000 used as a result of increases in inventory. Partially offsetting these amounts was cash of $609,000 provided as a result of increases in accounts payable and accrued expenses.

Cash used by operating activities during the 2010 period of $809,000 was due to our net loss of $957,000 and cash used due to changes in operating assets and liabilities of approximately $99,000, in addition to cash provided by non-cash items of $247,000. The non-cash items include depreciation and amortization, a net provision of doubtful accounts receivable, non-cash compensation and deferred income taxes.

Net cash flows of $43,000 were used by investing activities during the 2011 period, as compared to $89,000 provided by investing activities during the 2010 period.  Cash used by investing activities during the 2011 period primarily consisted of acquisitions of equipment on lease and capital expenditures.  Cash used by investing activities during the 2010 period primarily consisted of acquisitions of equipment on lease and capital expenditures, partially offset by cash provided from the sale of diagnostic instrumentation originally acquired by us in the fourth quarter of 2009 and originally classified as equipment on lease.  During the 2010 period, we also acquired equipment aggregating $222,000 under a capital lease.

Financing activities during the 2011 period consisted of capital lease payments. Financing activities during the 2010 period included payments made beginning in February 2010 for a 36-month capital lease we entered into with the same financing company for bottling equipment at our production facility in Miami, Florida.

Our product research and development expenditures were approximately $1,600,000 during the year ended December 31, 2010 and may be higher during the 2011 fiscal year as we continue kit validations and instrument development.  Actual expenditures will depend upon, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity.  There can be no assurance that these expenditures will result in the development of new products or product enhancements, that we will successfully complete products under development, that we will obtain regulatory approval or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed.

In addition, we estimate that cash of approximately $300,000 to $500,000 will be required during the 2011 fiscal year to improve and expand our facilities, equipment and information systems.  The amount required will depend, among other things, on the extent and timing of system implementation and increases in production at our Miami facility.

We may need to utilize cash to assist our European subsidiary, Delta Biologicals, S.r.L., in maintaining its compliance with capital requirements established by Italian law.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain allowances for doubtful accounts, particularly in Italy for the operations of our European subsidiary, for estimated losses based on historical loss percentages resulting from the inability of our customers to make required payments. In many instances our receivables in Italy, while currently due and payable, take in excess of a year to collect. Additionally, we may receive payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances. Consequently, we may consider the potential receipt of those types of payments in determining our allowance for doubtful accounts. We may have anticipated collection of these amounts through a payment as described above, and, therefore, not provided an allowance for doubtful accounts for these amounts. Future payments by governmental regions in Italy are possible, and, as a result, we may consider the potential receipt of those payments in determining our allowance for doubtful accounts. If contemplated payments are not received when expected or at all, or if negotiated agreements are not complied with in a timely manner or cancelled, then the Company may provide additional allowances for doubtful accounts. If contemplated payments are not received when expected or at all, if negotiated agreements are not complied with in a timely manner or at all, or if the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, then our operating results could be materially adversely affected during the period in which we make the determination to increase the allowance for doubtful accounts.  Our allowances for doubtful accounts were $396,000 and $399,000 as of March 31, 2011 and December 31, 2010, respectively.

INVENTORY

We regularly review inventory quantities on hand, which include components for current or future versions of products and instrumentation.  If necessary, we record a provision for excess and obsolete inventory based primarily on our estimates of component obsolescence, product demand and production requirements and product expiration dates.  In accordance with our inventory accounting policy, our inventory balance at March 31, 2011 included components for current or future versions of products.

Our inventory balance as of March 31, 2011 included approximately $200,000 of inventory relating to our hepatitis product, substantially all of which has a shelf life exceeding five years, which is currently pending regulatory approval based upon our January 2008 submission requesting “CE Marking” in the European Union. Based upon amended regulatory standards adopted by the applicable notifying body during the fourth quarter of 2009 with which we must now comply in order to receive regulatory approval and additional requirements specified during 2010 by the applicable notifying body, we now expect “CE Marking” granting regulatory approval for the remaining products covered under the license agreement and product launch by the fourth quarter of 2011.

Inventory reserves were $515,000 and $452,000 as of March 31, 2011 and December 31, 2010, respectively.

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

INCOME TAXES

We have experienced net losses from domestic operations. In accordance with GAAP, we are required to record a valuation allowance against the deferred tax asset associated with these losses if it is "more likely than not" that we will not be able to utilize the net operating loss to offset future taxes. Due to the cumulative net losses from the operations of both our domestic and European operations, we have provided a full valuation allowance against our deferred tax assets as of March 31, 2011.  Over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of our net operating loss carryforwards and other temporary differences.  Upon reaching such a conclusion, and upon such time as we reverse the entire amount or a portion of the valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

Under Section 382 of the Internal Revenue Code, our ability to use our net operating loss carryforwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA of the approximately 72.4% of the outstanding shares of our common stock previously owned by the prior group of our controlling stockholders.  As a result of that acquisition, our ability to utilize net operating loss carryforwards to offset future taxable income is currently limited to approximately $825,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date.  The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the September 1, 2010 ownership change, but may be further limited in the event of any future change in control or similar transaction.  Our results for the three months ended March 31, 2011 and 2010 were not impacted by these limitations.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Note 14, Recently Issued Accounting Standards, to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding recently issued accounting standards applicable to us.

CURRENCY FLUCTUATIONS

During the three months ended March 31, 2011 and 2010, approximately 35.3% and 35.9%, respectively, of our net revenues were generated in currencies other than the United States dollar.  We expect that this percentage may increase in the future as a result of our efforts to increase our international presence, particularly in key markets in Europe and South America. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rates did not have a material impact on revenues or operating results for the three months ended March 31, 2011 compared to the same period of 2010.  During the three months ended March 31, 2011 and 2010, none of our subsidiaries was domiciled in a highly inflationary environment and the impact of inflation and changing prices on our net revenues and on our loss from continuing operations was not material.

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

INCOME TAXES

We recognized tax provisions of $28,000 for both the three months ended March 31, 2011 and 2010.

We are susceptible to large fluctuations in our effective tax rate and have thereby recognized tax expense on a discrete pro-rata basis for the three months ended March 31, 2011. No current domestic tax provision was recorded during the three months ended March 31, 2011 or 2010 due to the increase in the valuation allowance to offset the benefit of domestic losses. The foreign current income tax provisions for the three months ended March 31, 2011 and 2010 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

As of March 31, 2011, we had no net domestic or foreign deferred tax asset, as a full valuation allowance has been established against deferred tax assets.  As of March 31, 2011, we had net deferred tax liabilities of $381,057 relating to tax deductible goodwill at ImmunoVision, and we recorded a corresponding deferred tax provision of $16,000 during the three months ended March 31, 2011.  Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause our provision for income taxes to vary significantly from period to period. Upon such time as we reverse the entire valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

Under Section 382 of the Internal Revenue Code, our ability to use our net operating loss carryforwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA of the approximately 72.4% of the outstanding shares of our common stock previously owned by the prior group of our controlling stockholders.  As a result of that acquisition, our ability to utilize net operating loss carryforwards to offset any future taxable income is currently limited to approximately $825,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date.  The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the ownership change. The limitations of these net operating loss carryforwards did not impact our results for the three months ended March 31, 2011 and 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

IVAX Diagnostics, Inc.

Date: May 16, 2011	By:	/s/ Arthur R. Levine
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