Form 10-Q
period 2011-06-30
IVAX DIAGNOSTICS INC
filed 2011-08-22
CIK 1095858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

34,391,554 shares of Common Stock, $ .01 par value, outstanding as of August 19, 2011.

IVAX DIAGNOSTICS, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$5,232,359	$1,826,228
Accounts receivable, net of allowances for doubtful accounts of $581,079 in 2011 and $399,376 in 2010	6,259,276	5,344,205
Inventories, net	4,540,017	4,077,896
Other current assets	337,392	146,366
Total current assets	16,369,044	11,394,695

Property, plant and equipment, net	1,582,388	1,618,136
Equipment on lease, net	628,540	679,438
Product license	282,936	282,936
Goodwill	870,290	870,290
Restricted deposits	89,632	228,680
Other assets	48,489	26,847
Total assets	$19,871,319	$15,101,022

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,827,548	$1,597,555
Accrued license payable	143,900	132,521
Revolving line of credit	83,426	-
Accrued expenses and other current liabilities	2,621,738	2,511,698
Capital lease obligation, current	75,102	71,826
Total current liabilities	5,751,714	4,313,600

Other long-term liabilities:
Capital lease obligation, long-term	62,396	100,612
Deferred income tax liabilities	396,930	365,184
Other long-term liabilities	1,074,852	955,056
Total other long-term liabilities	1,534,178	1,420,852

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 34,391,554 in 2011 and 27,649,887 in 2010	343,915	276,498
Stock subscription receivable	(10,000,000)	-
Capital in excess of par value	56,072,578	41,389,404
Accumulated deficit	(33,473,974)	(31,686,472)
Accumulated other comprehensive loss	(357,092)	(612,860)
Total shareholders’ equity	12,585,427	9,366,570
Total liabilities and shareholders’ equity	$19,871,319	$15,101,022

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these balance sheets.

IVAX  DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Period Ended June 30,	Three months		Six months
	2011	2010	2011	2010

Net revenues	$4,374,998	$4,394,303	$8,509,355	$9,049,324
Cost of sales	2,015,080	2,059,308	4,034,222	4,226,582
Gross profit	2,359,918	2,334,995	4,475,133	4,822,742

Operating expenses:
Selling and marketing	1,508,527	1,262,179	2,734,016	2,557,193
General and administrative	1,577,071	1,901,226	2,924,072	3,543,034
Research and development	434,867	417,668	985,102	849,290
Total operating expenses	3,520,465	3,581,073	6,643,190	6,949,517

Loss from operations	(1,160,547)	(1,246,078)	(2,168,057)	(2,126,775)

Other income:
Interest income (expense)	(3,829)	666	(7,220)	807
Other income (expense), net	19,745	(38,527)	38,937	(87,065)
Total other income (expense), net	15,916	(37,861)	31,717	(86,258)

Loss before income taxes	(1,144,631)	(1,283,939)	(2,136,340)	(2,213,033)

Provision (credit) for income taxes	(377,146)	27,351	(348,838)	55,685

Net loss	$(767,485)	$(1,311,290)	$(1,787,502)	$(2,268,718)

Net loss per share
Basic and diluted	$(0.03)	$(0.05)	$(0.06)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
Basic	27,763,532	27,649,887	27,707,023	27,649,887
Diluted	27,763,532	27,649,887	27,707,023	27,649,887

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX  DIAGNOSTICS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

						Accumulated
			Additional	Stock		Other	Total
	Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Receivable	Deficit	Loss	Equity

BALANCE, December 31, 2010	27,649,887	$276,498	$41,389,404		$(31,686,472)	$(612,860)	$9,366,570
Stock subscription receivable			10,000,000	$(10,000,000)			-

Issuance of common stock	6,666,667	66,667	4,581,174				4,647,841
Exercise of stock options	75,000	750	36,750				37,500
Comprehensive loss:

Net loss	-	-	-		(1,787,502)	-	(1,787,502)
Translation adjustment	-	-	-		-	255,768	255,768

Comprehensive loss							(1,531,734)

Stock compensation expense	-	-	65,250	-	-	-	65,250

BALANCE, June 30, 2011	34,391,554	$343,915	$56,072,578	$(10,000,000)	$(33,473,974)	$(357,092)	$12,585,427

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of this statement.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30,	2011	2010

Cash flows from operating activities:
Net loss	$(1,787,502)	$(2,236,070)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	361,833	382,385
Net provision for doubtful accounts receivable	138,117	97,849
Provision for inventory obsolescence	72,093	-
Non-cash compensation expense	65,250	184,692
Deferred income taxes	31,746	31,746
Changes in operating assets and liabilities:
Accounts receivable	(717,544)	(585,150)
Inventories	(404,461)	(208,456)
Other current assets	(183,775)	29,816
Other assets	(18,850)	-
Accounts payable and accrued expenses	1,136,507	841,141
Other long-term liabilities	36,838	(30,496)
Net cash flows used in operating activities	(1,269,748)	(1,492,543)

Cash flows from investing activities:
Capital expenditures	(136,255)	(142,209)
Restricted deposits	147,189	(39,633)
Acquisition of equipment on lease	(72,316)	(244,150)
Sale of equipment	-	307,300
Net cash flows used in investing activities	(61,382)	(118,692)

Cash flows from financing activities:
Proceeds of share offering	4,647,841	-
Proceeds of revolving line of credit	83,426	-
Exercise of stock options	37,500	-
Capital lease payments	(34,940)	(21,186)
Net cash flows provided by (used in) financing activities	4,733,827	(21,186)

Effect of exchange rate changes on cash and cash equivalents	3,434	(57,319)
Net increase (decrease) in cash and cash equivalents	3,406,131	(1,689,740)
Cash and cash equivalents at the beginning of the period	1,826,228	4,198,913
Cash and cash equivalents at the end of the period	$5,232,359	$2,509,173

NONCASH INVESTING ACTIVITY:
Acquisition of equipment using capital lease	$-	$222,000

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) ORGANIZATION AND OPERATIONS:

The accompanying unaudited interim consolidated financial statements of IVAX Diagnostics, Inc. (the “Company,” “IVAX Diagnostics,” we,” “us” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements.  However, in the opinion of management, all adjustments necessary to state fairly the results of operations, financial position, changes in stockholders’ equity and cash flows have been made.  The results of operations, financial position, changes in stockholders’ equity and cash flows for the six months ended June 30, 2011 are not necessarily indicative of the results of operations, financial position, changes in stockholders’ equity and cash flows which may be reported for the remainder of 2011. The balance sheet as of December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

On September 1, 2010, ERBA Diagnostics Mannheim GmbH, an in vitro diagnostics company headquartered in Germany (“ERBA”), the parent company of which is Transasia Bio-Medicals Ltd. (“Transasia”), purchased all of the approximately 72.4% of the outstanding shares of the Company’s common stock owned by the prior group of the Company’s controlling stockholders for an aggregate purchase price of approximately $15,000,000, or $0.75 per share (the “Share Acquisition”).  See also Note 2, Going Concern, and Note 15, Related Party Transactions, with respect to subsequent transactions with ERBA, including ERBA’s purchase from the Company, and the Company’s issuance to ERBA, of 6,666,667 shares of the Company’s common stock. As a result of the Share Acquisition and the consummation of the initial transactions contemplated by the Investment, as defined below, ERBA now beneficially owns, directly or indirectly, approximately 77.6% of the outstanding shares of the Company’s common stock.

(2) GOING CONCERN:

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), assuming the Company’s ability to continue as a going concern.  The Company incurred a net loss of $4,214,679 during the year ended December 31, 2010 and a net loss of $1,787,502 for the six months ended June 30, 2011 and used cash from operations of $1,882,867 during the year ended December 31, 2010 and $1,269,748 during the six months ended June 30, 2011.

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

The Company has taken or is in the process of evaluating or undertaking certain actions which, if successful, it believes will be sufficient to provide the Company with the ability to continue in existence.  The Company expects operating results to improve from the operating results achieved during the year ended December 31, 2010 and the six months ended June 30, 2011 based principally upon increases in revenue as a result of the recent commercial launch of the Mago® 4S in the United States and increases in the United States and international revenue from new channels of distribution.  The Company also expects operating results to improve as a result of certain initiatives it has adopted or is considering adopting in order to reduce expenses.

As discussed below in Note 15, Related Party Transactions, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with ERBA, on April 8, 2011, pursuant to which the Company has agreed to sell and issue to ERBA an aggregate of 20,000,000 shares of the Company’s common stock for an aggregate purchase price of $15,000,000 and warrants to purchase an additional 20,000,000 shares of the Company’s common stock (collectively, the “Investment”).  The consummation of the Investment was subject to, among other things, the approval of holders of at least 66-2/3% of the issued and outstanding shares of the Company’s common stock (excluding any shares beneficially owned, directly or indirectly, by ERBA).  At the Company’s 2011 Annual Meeting of Stockholders held on June 10, 2011, the required approval of the Company’s stockholders was achieved.  On June 30, 2011, ERBA paid the Company $5,000,000 in order to consummate the initial transactions contemplated by the Investment.  As a result, the Company issued to ERBA 6,666,667 shares of the Company’s common stock and, in connection with the consummation of the initial transactions contemplated by the Investment, a warrant to purchase 20,000,000 shares of the Company’s common stock, with a five year term and an exercise price per share of the Company’s common stock equal to $0.75. As previously reported, pursuant to the Stock Purchase Agreement, the Company has also agreed to issue to ERBA an additional 6,666,667 shares of the Company’s common stock for an aggregate purchase price of $5,000,000, on or prior to January 1, 2012, as well as an additional 6,666,666 shares of the Company’s common stock for an aggregate purchase price of $5,000,000, on or prior to July 1, 2012.

As discussed below in Note 16, Revolving Line of Credit, on June 10, 2011, Diamedix Corporation (“Diamedix”), a wholly-owned subsidiary of the Company, entered into a loan agreement (the “Loan Agreement”) with City National Bank of Florida, which provides for a secured, revolving credit facility of up to $975,000 (the “Line of Credit”).  As of June 30, 2011, $83,425 had been drawn and was outstanding under the Line of Credit.

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

The following chart summarizes option activity as of June 30, 2011 and changes during the six months ended June 30, 2011 for outstanding and exercisable options granted by the Company:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at December 31, 2010	1,173,198	$2.09
Granted	75,000	0.91
Expired	(55,116)	7.12
Terminated	-	-
Exercised	(75,000)	0.50
Outstanding at June 30, 2011	1,118,082	$1.87

Stock compensation aggregated $65,250 for the three and six months ended June 30, 2011.  Options to purchase a total of 75,000 were granted to directors during the three months ended June 30, 2011.

During the three and six months ended June 30, 2010, stock-based compensation expense of $141,000 and $185,000, respectively, was recognized, including the impact of a modification to options previously granted to an employee to allow exercise through the original expiration date instead of one year from the date of termination.  Options to purchase a total of 125,000 shares were granted to employees and options to purchase a total of 100,000 shares were granted to directors during the six months ended June 30, 2010.

(4) CASH EQUIVALENTS:

The Company considers certain short-term investments in marketable debt securities with original maturities of three months or less to be cash equivalents.

A significant portion of the Company’s cash and cash equivalents are presently held in accounts at one international securities brokerage firm.  Accordingly, the Company is subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver the Company's securities or if the brokerage firm should become bankrupt or otherwise insolvent. It is the Company’s current policy to invest in select money market instruments, United States Treasury investments, municipal and other governmental agency securities and corporate issuers.

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

All of the Company’s financial assets, which do not include cash on hand, as of June 30, 2011 and December 31, 2010, were Level 1 assets composed of money market funds with balances of $5,033,947 and $993,916, respectively. Financial instruments consist primarily of cash and cash equivalents, accounts receivable,  accounts payable and the Line of Credit. At June 30, 2011 and December 31, 2010, the fair value of these instruments approximates the carrying amount of these items due to the short-term maturities of these instruments.

(6) INVENTORIES, NET:

Inventories, net consist of the following:

	June 30,	December 31,
	2011	2010

Raw materials	$749,118	$752,966
Work-in-process	657,678	751,992
Finished goods	3,133,221	2,572,938
Total inventories, net	$4,540,017	$4,077,896

(7) PRODUCT LICENSE:

In September 2004, the Company entered into a license agreement with an Italian diagnostics company to obtain a perpetual, worldwide, royalty-free license of product technology used by the Italian diagnostics company. This licensed hepatitis product technology is existing technology, which the Italian diagnostics company had developed and successfully commercialized to manufacture hepatitis products sold by them and for which it had already received “CE Marking” approval from the European Union.  Through the acquisition of this existing technology in its current form, the Company expects to be able to derive revenue from the manufacture and sale of new hepatitis products. In exchange for the Italian diagnostics company’s assistance in transferring the know-how of the manufacturing technology, the Company agreed to pay a total of 1,000,000 Euro in the form of four milestone payments upon the Italian diagnostics company’s achievement of certain enumerated performance objectives related to the transfer of such existing technology.  Three of the four milestone payments, totaling 900,000 Euro, were made in prior years. The remaining milestone payment of 100,000 Euro, or approximately $143,900, is included in accrued license payable in the accompanying consolidated balance sheet as of June 30, 2011.  The carrying value of the product license is $282,936 as of June 30, 2011, which is reflected in the accompanying consolidated balance sheets. Amortization of the product license will begin following the initial sale of the hepatitis products manufactured by the Company.

(8) LOSS PER SHARE:

Loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  All outstanding stock options and warrants are considered potential common stock.  The dilutive effect, if any, of stock options and warrants is calculated using the treasury stock method.  The effect of options and warrants is currently anti-dilutive and not included in diluted earnings per share.

Outstanding stock options (1,118,082 as of June 30, 2011 and 1,173,198 as of December 31, 2010) and warrants to ERBA for 20,000,000 shares of the Company’s common stock have not been included in the calculation of loss per share because their impact would be anti-dilutive.

(9) INCOME TAXES:

The provision for income taxes consists of the following:

Period Ended June 30,	Three months		Six months
	2011	2010	2011	2010
Current:
Domestic	$-	$-	$-	$-
Foreign	(393,019)	11,478	(380,584)	23,939
Deferred:
Domestic	15,873	15,873	31,746	31,746
Foreign	-	-	-	-
Total provision for income taxes	$(377,146)	$27,351	$(348,838)	$55,685

The Company is susceptible to large fluctuations in its effective tax rate and has thereby recognized tax expense on a discrete pro-rata basis for the six months ended June 30, 2011. No current domestic tax provision was recorded during the six months ended June 30, 2011or June 30, 2010 due to the increase in the valuation allowance to offset the benefit of domestic losses. The foreign current income tax provisions for the six months ended June 30, 2011 and 2010 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

As of June 30, 2011 and December 31, 2010, the Company has established a full valuation allowance on both its domestic and foreign net deferred tax assets, which are primarily comprised of net operating loss carryforwards. Due to the cumulative net losses from the operations of both domestic and foreign operations, the Company had no net deferred tax asset as of June 30, 2011 or December 31, 2010. As of June 30, 2011 and December 31, 2010, the Company had net deferred tax liabilities relating to tax deductible goodwill of $396,930 and $365,184, respectively, and recorded corresponding deferred tax provisions of $15,873 during each of the three months ended June 30, 2011 and 2010 and $31,746 during each of the six months ended June 30, 2011 and 2010. Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause the provision for income taxes to vary significantly from period to period.

The net operating losses included in the domestic net deferred tax asset will begin to expire in 2022. The net operating losses included in the foreign net deferred tax asset will begin to expire in 2011.  Under Section 382 of the Internal Revenue Code, the Company’s use of its net operating loss carryforwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA of the approximately 72.4% of the outstanding shares of the Company’s common stock previously owned by the prior group of the Company’s controlling stockholders. As a result of that acquisition, the Company’s ability to utilize net operating loss carryforwards to offset any future taxable income is currently limited to approximately $825,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date.  The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the ownership change. The limitations of these net operating loss carryforwards did not impact the Company’s results for the six months ended June 30, 2011 and 2010.

United States income taxes will not be provided on undistributed earnings of foreign subsidiaries, as such earnings will be retained indefinitely by such subsidiaries for reinvestment.  The distribution of these earnings would first reduce the domestic valuation allowance before resulting in additional United States income taxes.

During the three months ended June 30, 2011, the Company’s wholly-owned subsidiary in Italy – Delta Biologicals, S.r.l. – eliminated the balance of its intercompany loan of approximately $1,900,000 due to the Company, as a result of converting the loan to capital (equity). The Company had accrued for a potential withholding tax that would have been due upon payment of the interest on the loan. With the conversion of the balance to equity, approximately $400,000 of withholding tax liability was relieved during the three months ended June 30, 2011, as the accrued interest will not be paid and therefore no withholding tax should be accrued. This reversal of the tax liability was recorded in the three months ended June 30, 2011 as a one-time credit to income tax expense in the accompanying consolidated financial statements.

(10) COMPREHENSIVE LOSS:

The components of the Company’s comprehensive loss are as follows:

Period Ended June 30,	Three months		Six months
	2011	2010	2011	2010

Net loss	$(767,485)	$(1,311,290)	$(1,787,502)	$(2,268,718)

Foreign currency translation adjustments	31,286	(315,347)	255,768	(558,694)

Comprehensive loss	$(736,199)	$(1,626,637)	$(1,531,734)	$(2,827,412)

(11) CONCENTRATION OF CREDIT RISK:

The Company performs periodic credit evaluations of its customers' financial condition and provides allowances for doubtful accounts as required. The Company's accounts receivables are generated from sales made both domestically and abroad. As of June 30, 2011 and December 31, 2010, $4,421,000 and $3,833,268, respectively, of the Company's total net accounts receivable were due in Italy. Of the total net accounts receivable, 37% at June 30, 2011 and 39% at December 31, 2010 were due from hospitals and laboratories controlled by the Italian government.  The Company maintains allowances for doubtful accounts, particularly in Italy where payment cycles are longer than in the United States, for potential credit losses based on the age of the accounts receivable and the results of the Company’s periodic credit evaluations of its customers’ financial condition. Additionally, the Company periodically receives payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances.

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

Period Ended June 30, Net Revenues by Region
	Three months		Six months
	2011	2010	2011	2010

Domestic
External net revenues	$3,088,675	$3,146,700	$5,833,303	$6,140,618
Intercompany revenues	150,998	204,438	269,752	415,122
	3,239,673	3,351,138	6,103,055	6,555,740
European
External net revenues	1,286,324	1,247,603	2,676,053	2,908,706
Intercompany revenues	17,435	128,168	87,318	137,480
	1,303,759	1,375,771	2,763,371	3,046,186

Elimination	(168,434)	(332,606)	(357,071)	(552,602)
Consolidated net revenues	$4,374,998	$4,394,303	$8,509,355	$9,049,324

Period Ended June 30, (Loss) from Operations by Region
	Three months		Six months
	2011	2010	2011	2010

Domestic	$(485,755)	$(598,131)	$(1,062,856)	$(1,082,212)
European	(674,792)	(663,111)	(1,105,201)	(1,060,841)
Elimination	-	15,164	-	16,278
(Loss) from operations	$(1,160,547)	$(1,246,078)	$(2,168,057)	$(2,126,775)

Total Assets by Region	June 30,	December 31,
	2011	2010

Domestic	$12,637,086	$8,479,223
European	7,234,233	6,621,799
Total assets	$19,871,319	$15,101,022

Goodwill by Region
	June 30,	December 31,
	2011	2010

Domestic	$870,290	$870,290
European	-	-
Total goodwill	$870,290	$870,290

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

In June 2011, the FASB issued ASU No. 2011-05 which requires an entity to present all nonowner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This standard will become effective for the Company in fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The Company does not believe that the implementation of this standard will have a material impact on its financial position, results of operation and cash flows.

In May 2011, the FASB issued ASU No. 2011-04 which provides a consistent definition of fair value in GAAP and International Financial Reporting Standards and ensures that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The amendments change certain fair value measurement principles and enhance the disclosure requirements particularly for level 3 fair value measurements. The standard will become effective for the Company during interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The Company does not believe that the implementation of this standard will have a material impact on its financial position, results of operation and cash flows.

(15) RELATED PARTY TRANSACTIONS:

During the three and six months ended June 30, 2010, the Company paid $29,750 and $59,500, respectively, to Lawrence G. Meyer in consideration for his provision of certain legal services which he provided to the Company on an as-needed basis.  Mr. Meyer served on the Company’s Board of Directors until his resignation from the Board of Directors on September 1, 2010.

During the three and six months ended June 30, 2010, ImmunoVision, Inc., the Company’s wholly-owned  subsidiary in Arkansas, paid $15,000 and $30,000, respectively, to John B. Harley, M.D., Ph.D., under that certain oral consulting agreement between Dr. Harley and ImmunoVision, pursuant to which Dr. Harley was paid $5,000 per month from January 2010 through June 2010 and $2,000 per month thereafter, in consideration for his provision of technical guidance and business assistance to ImmunoVision on an as-needed basis.  Dr. Harley continues to serve on the Company’s Board of Directors.    During the three and six months ended June 30, 2011, Dr. Harley was paid $6,000 and $12,000, respectively, for his provision of technical guidance and business assistance to ImmunoVision.

The amounts paid to Mr. Meyer and Dr. Harley, in each case as described above, were in addition to the amounts they received for their service as members of the Company’s Board of Directors and the committees of the Board of Directors on which they served.

During the three and six months ended June 30, 2011, the Company sold products to Transasia and a subsidiary of ERBA for a total amount of Euro 18,000, or approximately $29,000, and Euro 166,000, or approximately $233,000, respectively.

As discussed above in Note 2, Going Concern, the Company entered into the Stock Purchase Agreement with ERBA, on April 8, 2011, pursuant to which the Company has agreed to the Investment in which it would sell and issue to ERBA an aggregate of 20,000,000 shares of the Company’s common stock for an aggregate purchase price of $15,000,000, or $0.75 per share of the Company’s common stock, and warrants to purchase an additional 20,000,000 shares of the Company’s common stock.  The consummation of the Investment was subject to, among other things, the approval of holders of at least 66-2/3% of the issued and outstanding shares of the Company’s common stock (excluding any shares beneficially owned, directly or indirectly, by ERBA).  At the Company’s 2011 Annual Meeting of Stockholders held on June 10, 2011, the required approval of the Company’s stockholders was achieved.

On June 30, 2011, ERBA paid the Company $5,000,000 in order to consummate the initial transactions contemplated by the Investment. As a result, the Company issued to ERBA 6,666,667 shares of the Company’s common stock and, in connection with the consummation of the initial transactions contemplated by the Investment, a warrant to purchase 20,000,000 shares of the Company’s common stock. After giving effect to transaction costs of $352,000 relating to the Stock Purchase Agreement and the Investment, the Company received net proceeds of $4,648,000 at the consummation of the initial transactions contemplated by the Investment.  As previously reported, the warrant has a five year term and an exercise price per share of the Company’s common stock of $0.75.

As previously reported, pursuant to the Stock Purchase Agreement, the Company has also agreed to issue to ERBA an additional 6,666,667 shares of the Company’s common stock for an aggregate purchase price of $5,000,000, on or prior to January 1, 2012, as well as an additional 6,666,666 shares of the Company’s common stock for an aggregate purchase price of $5,000,000, on or prior to July 1, 2012.  The additional $10,000,000 has been recorded as a stock subscription receivable in the accompanying balance sheet.

(16) REVOLVING LINE OF CREDIT:

As discussed above in Note 2, Going Concern, on June 10, 2011, Diamedix, a wholly-owned subsidiary of the Company, entered into the Loan Agreement with City National Bank of Florida, which provides for a secured, revolving credit facility of up to $975,000 (the “Line of Credit”).  Amounts outstanding under the Line of Credit will accrue interest at an annual rate equal to the 30-day LIBOR plus 4.00%, and the loan will become due and payable on June 10, 2013, subject to acceleration upon the occurrence of certain specified events of default that the Company believes are customary for transactions of this type.  The interest rate will increase by two percentage points (2.00%) per annum if certain covenants contained in the Loan Agreement are not met.

Amounts outstanding under the Line of Credit are collateralized by all of the assets of Diamedix, including, without limitation, the Company’s corporate headquarters located in Miami, Florida.  In addition, the Company and its other wholly-owned domestic subsidiary – ImmunoVision, Inc. – have guaranteed the repayment of amounts drawn on the Line of Credit.  The Company’s wholly-owned European subsidiary – Delta Biologicals, S.r.l. – is expected to not be a guarantor of the Line of Credit, as City National Bank of Florida is in the process of releasing and terminating, effective from the date of its inception, the guaranty originally made by Delta Biologicals.

The Loan Agreement also includes, among other things, the following financial covenants applicable to Diamedix:

•	Minimum Tangible Net Worth (as defined therein) of not less than $1,000,000 as of December 3l of each year.
•	Fixed Charge Coverage Ratio (as defined therein) of not less than 1.50 to 1.00 as of the last day of each fiscal quarter, as measured for compliance on a rolling four quarter basis.
•	Maximum Funded Debt to EBITDA Ratio (as defined therein) of not less than 2.50 to 1.00 as of the last day of each fiscal quarter.

Closing costs and other transaction costs aggregating $101,000 were incurred related to the Loan Agreement and the Line of Credit. These costs have been classified as debt issuance costs on the accompanying consolidated balance sheet and are being amortized over the 24-month term of the Line of Credit commencing in June 2011.

As of June 30, 2011, $83,426 was outstanding under the Line of Credit and this amount and related debt issuance costs have been classified as current due to the terms of the related lockbox arrangement. As of June 30, 2011, the availability on the Line of Credit was $891,574.

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
•
our ability to generate positive cash flow or otherwise improve our liquidity, whether from existing operations, strategic initiatives or possible future sources of liquidity, including, without limitation, from the Investment or the Line of Credit, issuing debt or equity securities, incurring indebtedness or curtailing or reducing our operations;

•	the remaining transactions contemplated by the Investment under the Stock Purchase Agreement may not be consummated on the contemplated terms, in the time frame anticipated, or at all;
•	the net proceeds of the Investment, whether or not the warrants are exercised, may not provide adequate cash resources to fund our operations or liquidity needs for the reasonably foreseeable future;
•	our ability to achieve or sustain profitability from our operations or otherwise secure funds to provide the basis for our long-term liquidity;
•	our broad discretion in our use of the net proceeds from the Investment;
•	the warrants may not be exercised, in whole or in part;
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

•	our ability to pay when due the principal and interest on our outstanding indebtedness under the Line of Credit;
•	our ability to operate our business under the restrictions imposed by the positive and negative covenants to which we are subject under the Loan Agreement in connection with the Line of Credit;
•	economic, competitive, political, governmental and other factors affecting us and our operations, markets and products;
•	the success of technological, strategic and business initiatives, including our automation strategy;

•	the ability of the Mago® 4S to perform as expected;
•	the impact of the commercial release of the Mago® 4S on the judgments and estimates we have made with respect to our financial condition, operating results and cash flows;
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

See the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented by Part II, Item 1A of this Quarterly Report on Form 10-Q,  for further discussion of certain risks and uncertainties that could materially and adversely affect our business, operating results or financial condition.  Many of these factors are beyond our control.

MAJORITY STOCKHOLDERS

On September 1, 2010, ERBA Diagnostics Mannheim GmbH, an in vitro diagnostics company headquartered in Germany (“ERBA”), the parent company of which is Transasia Bio-Medicals Ltd. (“Transasia”), purchased all of the approximately 72.4% of the outstanding shares of our common stock owned by the prior group of our controlling stockholders for an aggregate purchase price of approximately $15,000,000, or $0.75 per share (the “Share Acquisition”).  As a result of the Share Acquisition and the consummation of the initial transactions contemplated by the Investment, as defined above, including ERBA’s purchase from us, and our issuance to ERBA, of 6,666,667 shares of our common stock, ERBA now beneficially owns, directly or indirectly, approximately 77.6% of the outstanding shares of the Company’s common stock.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

OVERVIEW

Net loss totaled $1,788,000 for the six months ended June 30, 2011 compared to net loss of $2,269,000 for the six months ended June 30, 2010.  Operating loss was $2,168,000 in the 2011 period compared to operating loss of $2,127,000 for the 2010 period.  The reduction in net loss in the 2011 period compared to the 2010 period resulted primarily from a credit for income taxes, discussed further below.  The increase in operating loss in the 2011 period compared to the 2010 period resulted primarily from reductions in revenue and gross margin, partially offset by decreases in operating expenses. Net revenues decreased by $540,000 to $8,509,000 in the 2011 period from $9,049,000 in the 2010 period, consisting of a decrease in net revenues from domestic operations of $307,000, from $6,140,000 in the 2010 period to $5,833,000 in the 2011 period, and a decrease in net revenues from European operations of $233,000, including the effect of exchange rate fluctuations of the United States dollar relative to the Euro, from $2,909,000 in the 2010 period to $2,676,000 in the 2011 period.

Gross profit decreased by $348,000 to $4,475,000 in the 2011 period from $4,823,000 in the 2010 period, primarily as the result of the abovementioned decline in net revenues. Gross profit as a percentage of net revenues decreased to 52.6% for the 2011 period from 53.3% for the 2010 period, principally as a result of lower margins at our European subsidiary.

Operating expenses decreased by $306,000 to $6,643,000 in the 2011 period from $6,949,000 in the 2010 period, as a result of an increase in selling and marketing expense of $177,000, decrease in general and administrative expenses of $619,000 and increase in research and development expenses of $136,000.

NET REVENUES AND GROSS PROFIT

			Period over Period
Six months ended June 30,	2011	2010	(Decrease)

Net Revenues:
Domestic	$5,833,000	$6,140,000	$(307,000)
European	2,676,000	2,909,000	(233,000)
Total	8,509,000	9,049,000	(540,000)

Cost of Sales	4,034,000	4,227,000	(192,000)

Gross Profit	$4,475,000	$4,823,000	$(348,000)
% of Total Net Revenues	52.6%	53.3%

Total net revenues in the six months ended June 30, 2011 decreased by $540,000, or 6.0%, from the six months ended June 30, 2010. This decrease was composed of decreases of $307,000 in net revenues from domestic operations and $233,000 in net revenues from European operations. The impact on European revenues of fluctuation of the United States dollar relative to the Euro was an increase of approximately $144,423. As measured in Euros, net revenues from European operations in the 2011 period decreased by 13.2% compared to the 2010 period.  The decrease in net revenues from European operations was primarily due to reagent volume declines in Italy as well as volume declines in other international markets.  Net revenues from domestic operations in the 2011 period decreased by 5.0% compared to the 2010 period.  The decrease in net revenue from domestic operations was primarily due to declines in volumes of antigen and instrument sales, while reagent sales were approximately at the same level as the prior year.

Gross profit in the 2011 period decreased by $348,000, or 7.2%, from the 2010 period.   The decrease in gross profit was primarily attributable to the decline in net revenues. The decrease in gross profit as a percentage of net revenues to 52.6% in the 2011 period from 53.3% in the 2010 period resulted mainly from  lower margins at our European subsidiary.

OPERATING EXPENSES

Six months ended June 30,	2011	% of Revenue	2010	% of Revenue	Period over Period Increase (Decrease)

Selling	$2,734,000	32.1%	$2,557,000	28.3%	$177,000

General and Administrative	2,924,000	34.4%	3,543,000	39.2%	(619,000)

Research and Development	985,000	11.6%	849,000	9.4%	136,000

Total Operating Expenses	$6,643,000	78.1%	$6,949,000	76.8%	$(306,000)

The increase of $177,000 in selling expenses during the 2011 period compared to the 2010 period was primarily due to salaries for newly hired sales personnel and marketing expenses related to the launch of new products and trade shows.

The decrease of $619,000 in general and administrative expenses during the 2011 period compared to the 2010 period was due to severance costs included in the 2010 period, a decrease in the number of executive officers and other reductions in spending for general and administrative expenses.

The increase of $136,000 in research and development expenses was due principally to the increase in new product development activities in the current year, including additional staff allocated to research and development activities.

LOSS FROM OPERATIONS

Loss from operations totaled $2,168,000 in the 2011 period as compared to loss from operations of $2,127,000 in the 2010 period. Loss from operations in the 2011 period was composed of a $1,063,000 loss from domestic operations and a $1,105,000 loss from European operations. Loss from operations in the 2010 period was composed of a $1,082,000 loss from domestic operations and a $1,061,000 loss from European operations. Domestic operations include corporate expenditures, including costs required to maintain our status as a public company.

OTHER INCOME (LOSS), NET

Other income, net totaled $32,000 during the 2011 period and other loss, net totaled $86,000 during the 2010 period. Amounts included in other income (loss), net in the 2011 and 2010 periods were primarily net foreign currency gains (losses), particularly by our European subsidiary, from transactions which were denominated in currencies other than the subsidiary’s functional currency.

INCOME TAX PROVISION

We recorded recurring income tax provisions of $57,000 for the 2011 period and $56,000 for the 2010 period. The current portion of our tax provisions in both the 2011 and 2010 periods relates to Italian local income taxes based upon applicable statutory rates effective in Italy, while the deferred tax provision in these same periods relates to domestic tax deductible goodwill.  No current tax benefit was recorded during the 2011 and 2010 periods on our losses because we had a full valuation allowance against the net deferred income tax assets.

During the 2011 period, our wholly-owned subsidiary in Italy – Delta Biologicals, S.r.l. – eliminated the balance of its intercompany loan of approximately $1,900,000 due to us, as a result of converting the loan to capital (equity). We had accrued for a potential withholding tax that would have been due upon payment of the interest on the loan. With the conversion of the balance to equity, approximately $400,000 of withholding tax liability was relieved during the 2011 period, as the accrued interest will not be paid and therefore no withholding tax should be accrued. This reversal of the tax liability was recorded in the 2011 period as a one-time credit to income tax expense in the accompanying consolidated financial statements.

NET LOSS

We generated a net loss of $1,788,000 in the 2011 period as compared to a net loss of $2,269,000 in the 2010 period.  Our basic and diluted loss per common share was $0.06 in the 2011 period as compared to a basic and diluted loss per common share of $0.08 in the 2010 period. The net loss for both periods resulted primarily from the various factors discussed above.

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

OVERVIEW

Net loss totaled $767,000 for the three months ended June 30, 2011 compared to net loss of $1,311,000 for the three months ended June 30, 2010.  Operating loss was $1,161,000 in the 2011 period compared to operating loss of $1,246,000 for the 2010 period.  The reductions in both net loss and operating loss in the 2011 period compared to the 2010 period resulted primarily from reductions in operating expenses, partially offset by reduction in net revenue.  Net revenues decreased by $19,000 to $4,375,000 in the 2011 period from $4,394,000 in the 2010 period, consisting of a decrease in net revenues from domestic operations of $57,000, from $3,146,000 in the 2010 period to $3,089,000 in the 2011 period, and an increase in net revenues from European operations of $38,000, including the effect of exchange rate fluctuations of the United States dollar relative to the Euro, from $1,248,000 in the 2010 period to $1,286,000 in the 2011 period.

Gross profit increased by $25,000 to $2,360,000 in the 2011 period from $2,335,000 in the 2010 period. Gross profit as a percentage of net revenues increased to 53.9% for the 2011 period from 53.1% for the 2010 period, principally as a result of higher sales of reagents in the 2011 period by our domestic operations which enabled additional absorption of fixed overhead.

Operating expenses decreased by $61,000 to $3,520,000 in the 2011 period from $3,581,000 in the 2010 period.  Comparing the 2011 period to the 2010 period, selling expenses increased by $247,000, general and administrative expenses decreased by $324,000 and research and development expenses increased by $17,000.

NET REVENUES AND GROSS PROFIT

			Period over Period
Three months ended June 30,	2011	2010	Increase (Decrease)

Net Revenues:
Domestic	$3,089,000	$3,146,000	$(57,000)
European	1,286,000	1,248,000	38,000
Total	4,375,000	4,394,000	(19,000)

Cost of Sales	2,015,000	2,059,000	(44,000)

Gross Profit	$2,360,000	$2,335,000	$25,000
% of Total Net Revenues	53.9%	53.1%
%
Total net revenues in the three months ended June 30, 2011 decreased by $19,000, or 0.4%, from the three months ended June 30, 2010. This decrease was composed of a decrease of $57,000 in net revenues from domestic operations, partially offset by an increase of $38,000 in net revenues from European operations. The impact on European revenues of fluctuation of the United States dollar relative to the Euro was $101,979. As measured in Euros, net revenues from European operations in the 2011 period decreased by 11.3% compared to the 2010 period.  The decrease in net revenues from European operations was due to volume declines in Italy as well as volume declines in other international markets.  Net revenues from domestic operations in the 2011 period decreased by 1.8% compared to the 2010 period.  The decrease in net revenue from domestic operations was primarily due to declines in volumes of raw materials and instruments, partially offset by an increase in reagent sales.

Gross profit in the 2011 period increased by $25,000, or 1.1%, from the 2010 period.  The increase in gross profit as a percentage of net revenues to 53.9% in the 2011 period from 53.1% in the 2010 period resulted mainly from higher sales of reagents in the 2011 period by our domestic operations, which enabled additional absorption of fixed overhead.

OPERATING EXPENSES

Three months ended June 30,	2011	% of Revenue	2010	% of Revenue	Period over Period Increase (Decrease)

Selling	$1,509,000	34.5%	$1,262,000	28.7%	$247,000

General and Administrative	1,577,000	36.0%	1,901,000	43.3%	(324,000)

Research and Development	435,000	9.9%	418,000	9.5%	17,000

Total Operating Expenses	$3,521,000	80.4%	$3,581,000	81.5%	$(60,000)

The increase of $247,000 in selling expenses during the 2011 period compared to the 2010 period was primarily due to salaries for newly hired sales personnel, marketing expenses related to the launch of new products and trade shows.

The decrease of $324,000 in general and administrative expenses during the 2011 period compared to the 2010 period was due to severance costs included in the 2010 period, a decrease in the number of executive officers and other reductions in spending for general and administrative expenses.

The increase of $17,000 in research and development expenses was due principally to the increase in new product development activities in the current year, including additional staff allocated to research and development activities.

LOSS FROM OPERATIONS

Loss from operations totaled $1,161,000 in the 2011 period as compared to loss from operations of $1,246,000 in the 2010 period. Loss from operations in the 2011 period was composed of a $486,000 loss from domestic operations and a $675,000 loss from European operations. Loss from operations in the 2010 period was composed of a $583,000 loss from domestic operations and a $663,000 loss from European operations. Domestic operations include corporate expenditures, including costs required to maintain our status as a public company.

OTHER INCOME (LOSS), NET

Other income, net totaled $16,000 during the 2011 period and other loss, net totaled $38,000 during the 2010 period. Amounts included in other income (loss), net in the 2011 and 2010 periods were primarily net foreign currency gains (losses), particularly by our European subsidiary, from transactions which were denominated in currencies other than the subsidiary’s functional currency.

INCOME TAX PROVISION

We recorded recurring income tax provisions of $29,000 for the 2011 period and $27,000 for the 2010 period. The current portion of our tax provisions in both the 2011 and 2010 periods relates to Italian local income taxes based upon applicable statutory rates effective in Italy, while the deferred tax provision in these same periods relates to domestic tax deductible goodwill.  No current tax benefit was recorded during the 2011 and 2010 periods on our losses because we had a full valuation allowance against the net deferred income tax assets.

During the 2011 period, our wholly-owned subsidiary in Italy – Delta Biologicals, S.r.l. – eliminated the balance of its intercompany loan of approximately $1,900,000 due to us, as a result of converting the loan to capital (equity). We had accrued for a potential withholding tax that would have been due upon payment of the interest on the loan. With the conversion of the balance to equity, approximately $400,000 of withholding tax liability was relieved during the 2011 period, as the accrued interest will not be paid and therefore no withholding tax should be accrued. This reversal of the tax liability was recorded in the 2011 period as a one-time credit to income tax expense in the accompanying consolidated financial statements.

NET LOSS

We generated a net loss of $767,000 in the 2011 period as compared to a net loss of $1,311,000 in the 2010 period.  Our basic and diluted loss per common share was $0.03 in the 2011 period as compared to a basic and diluted loss per common share of $0.05 in the 2010 period. The net loss for both periods resulted primarily from the various factors discussed above.

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

During the three months ended June 30, 2011, we consummated two significant financing arrangements  –  the Line of Credit under the Loan Agreement, as described in more detail in Note 16, Revolving Line of Credit, to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and the Investment under the Stock Purchase Agreement, as described in more detail in Note 15, Related Party Transactions, to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We expect that these arrangements will provide the necessary capital and liquidity to significantly enhance our ability to operate as a going concern for the foreseeable future.

As discussed above in Note 16, Revolving Line of Credit, to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, on June 10, 2011, Diamedix, one of our wholly-owned subsidiaries, entered into the Loan Agreement with City National Bank of Florida, which provides for a secured, revolving credit facility of up to $975,000 (the “Line of Credit”).  Amounts outstanding under the Line of Credit will accrue interest at an annual rate equal to the 30-day LIBOR plus 4.00%, and will become due and payable on June 10, 2013, subject to acceleration upon the occurrence of certain specified events of default that we believe are customary for transactions of this type.  The interest rate will increase by two percentage points (2.00%) per annum if certain covenants contained in the Loan Agreement are not met.  Amounts outstanding under the Line of Credit are secured by all of the assets of Diamedix, including, without limitation, our corporate headquarters located in Miami, Florida.  In addition, we and our other wholly-owned domestic subsidiary – ImmunoVision, Inc. – have guaranteed the repayment of amounts drawn on the Line of Credit.  Our  wholly-owned European subsidiary – Delta Biologicals, S.r.l. – is expected to not be a guarantor of the Line of Credit, as City National Bank of Florida is in the process of releasing and terminating, effective from the date of its inception, the guaranty originally made by Delta Biologicals.  As of June 30, 2011, $83,425 had been drawn and was outstanding under the Line of Credit.

As discussed above in Note 15, Related Party Transactions, to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, on June 30, 2011, ERBA paid the Company $5,000,000 in order to consummate the initial transactions contemplated by the Investment. As a result, we issued to ERBA 6,666,667 shares of our common stock and, in connection with the consummation of the initial transactions contemplated by the Investment, a warrant to purchase 20,000,000 shares of our common stock. After giving effect to transaction costs of $352,000 relating to the Stock Purchase Agreement and the Investment, we received net proceeds of $4,648,000 at the consummation of the initial transactions contemplated by the Investment.  As previously reported, the warrant has a five year term and an exercise price per share of the Company’s common stock of $0.75.  As also previously reported, pursuant to the Stock Purchase Agreement, we have also agreed to issue to ERBA an additional 6,666,667 shares of our common stock for an aggregate purchase price of $5,000,000, on or prior to January 1, 2012, as well as an additional 6,666,666 shares of our common stock for an aggregate purchase price of $5,000,000, on or prior to July 1, 2012.

In connection with our evaluation of our operating results, financial condition and cash position, and specifically considering our results of operations and cash utilization during the year ended December 31, 2010 and the six months ended June 30, 2011, we have enacted, or are considering enacting, various measures to improve future cash flow.  To this end, we expect operating results to improve from the operating results achieved during the year ended December 31, 2010 and the six months ended June 30, 2011 based principally upon increases in revenue as a result of our commercial launch of the Mago® 4S in the United States and increases in the United States and international revenue from new channels of distribution.  We also expect operating results to improve as a result of certain initiatives we have adopted or are considering adopting in order to reduce expenses.

For the long-term, we intend to utilize principally existing cash and cash equivalents, as well as internally generated funds, which are anticipated to be derived primarily from the sale of existing diagnostic and instrumentation products and diagnostic and instrumentation products currently under development as well as the additional net proceeds we expect to receive from ERBA in connection with the Investment.

At June 30, 2011, our working capital was $10,617,000 compared to $7,081,000 at December 31, 2010.  Cash and cash equivalents totaled $5,232,000 at June 30, 2011 and $1,827,000 at December 31, 2010.

OPERATING ACTIVITIES

Net cash flows of $1,270,000 were used in operating activities during the six months ended June 30, 2011 as compared to $1,493,000 used in operating activities during the six months ended June 30, 2010.

Cash used by operating activities during the six months ended June 30, 2011 of $1,270,000 was primarily the result of the net loss of $1,788,000 partially offset by non-cash items of $669,000 and changes in operating assets and liabilities of $149,000. The non-cash items include depreciation and amortization, non-cash compensation, a recovery for doubtful accounts receivable, a provision for inventory obsolescence and deferred income taxes. Cash used by changes in operating assets and liabilities was primarily due to $718,000 used as a result of an increase in accounts receivable and $404,000 used as a result of increases in inventory. Partially offsetting these amounts was cash of $1,173,345 provided as a result of increases in accounts payable and accrued expenses.

Cash used by operating activities during the six months ended June 30, 2010 of $1,492,000 was due to our net loss of $2,236,000 and cash used due to changes in operating assets and liabilities of approximately $47,000, in addition to cash provided by non-cash items of $697,000. The non-cash items include depreciation and amortization, a net provision of doubtful accounts receivable, non-cash compensation and deferred income taxes.

INVESTING ACTIVITIES

Net cash flows of $61,000 were used by investing activities during the six months ended June 30, 2011, as compared to $119,000 used in investing activities during the six months ended June 30, 2010.  Cash used by investing activities during the six months ended June 30, 2011 primarily consisted of acquisitions of equipment on lease and capital expenditures.

Cash used by investing activities during the six months ended June 30, 2010 primarily consisted of acquisitions of equipment on lease and capital expenditures, partially offset by cash provided from the sale of diagnostic instrumentation originally acquired by us in the fourth quarter of 2009 and originally classified as equipment on lease. During the six months ended June 30, 2010, we also acquired equipment aggregating $222,000 under a capital lease.

FINANCING ACTIVITIES

Financing activities during the six months ended June 30, 2011 reflect the consummation of two significant financing arrangements – the Line of Credit under the Loan Agreement, under which we have drawn down an amount of $83,426 as of June 30, 2011, and the Investment under the Stock Purchase Agreement, resulting in our receipt of net proceeds (after expenses of $352,000 related to the offering) of $4,648,000.  We also incurred capital lease payments of $35,000 in the six months ended June 30, 2011.

Financing activities during the six months ended June 30, 2010 included payments made beginning in February 2010 for a 36-month capital lease we entered into with a financing company for bottling equipment at our production facility in Miami, Florida.

We incurred approximately $100,000 in capital expenditures during the three months ended June 30, 2011 related to the upgrade of our information technology infrastructure in the United States.  We estimate that an additional amount of approximately $50,000 - $100,000 will be required during the remainder of 2011 to improve our facilities, equipment and information systems.  The amount required will depend, among other things, on the extent and timing of system implementation and increases in production at our Miami facility.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain allowances for doubtful accounts, particularly in Italy for the operations of our European subsidiary, for estimated losses based on historical loss percentages resulting from the inability of our customers to make required payments. In many instances our receivables in Italy, while currently due and payable, take in excess of a year to collect. Additionally, we may receive payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances. Consequently, we may consider the potential receipt of those types of payments in determining our allowance for doubtful accounts. We may have anticipated collection of these amounts through a payment as described above, and, therefore, not provided an allowance for doubtful accounts for these amounts. Future payments by governmental regions in Italy are possible, and, as a result, we may consider the potential receipt of those payments in determining our allowance for doubtful accounts. If contemplated payments are not received when expected or at all, or if negotiated agreements are not complied with in a timely manner or cancelled, then the Company may provide additional allowances for doubtful accounts. If contemplated payments are not received when expected or at all, if negotiated agreements are not complied with in a timely manner or at all, or if the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, then our operating results could be materially adversely affected during the period in which we make the determination to increase the allowance for doubtful accounts.  Our allowances for doubtful accounts were $581,000 and $399,000 as of June 30, 2011 and December 31, 2010, respectively.

INVENTORY

We regularly review inventory quantities on hand, which include components for current or future versions of products and instrumentation.  If necessary, we record a provision for excess and obsolete inventory based primarily on our estimates of component obsolescence, product demand and production requirements and product expiration dates.

Our inventory balance as of June 30, 2011 included approximately $200,000 of inventory relating to our hepatitis product, substantially all of which has a shelf life exceeding five years, which is currently pending regulatory approval based upon our January 2008 submission requesting “CE Marking” in the European Union. Based upon amended regulatory standards adopted by the applicable notifying body during the fourth quarter of 2009 with which we must now comply in order to receive regulatory approval and additional requirements specified during 2010 by the applicable notifying body, we now expect “CE Marking” granting regulatory approval for the remaining products covered under the license agreement and product launch by the fourth quarter of 2011.

Inventory reserves were $420,000 and $452,000 as of June 30, 2011 and December 31, 2010, respectively.

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

INCOME TAXES

We have experienced net losses from domestic operations. In accordance with GAAP, we are required to record a valuation allowance against the deferred tax asset associated with these losses if it is "more likely than not" that we will not be able to utilize the net operating loss to offset future taxes. Due to the cumulative net losses from the operations of both our domestic and European operations, we have provided a full valuation allowance against our deferred tax assets as of June 30, 2011.  Over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of our net operating loss carryforwards and other temporary differences.  Upon reaching such a conclusion, and upon such time as we reverse the entire amount or a portion of the valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

Under Section 382 of the Internal Revenue Code, our ability to use our net operating loss carryforwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA of the approximately 72.4% of the outstanding shares of our common stock previously owned by the prior group of our controlling stockholders.  As a result of that acquisition, our ability to utilize net operating loss carryforwards to offset future taxable income is currently limited to approximately $825,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date.  The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the September 1, 2010 ownership change, but may be further limited in the event of any future change in control or similar transaction.  Our results for the six months ended June 30, 2011 and 2010 were not impacted by these limitations.

During the 2011 period, our wholly-owned subsidiary in Italy – Delta Biologicals, S.r.l. – eliminated the balance of its intercompany loan of approximately $1,900,000 due to us, as a result of converting the loan to capital (equity). We had accrued for a potential withholding tax that would have been due upon payment of the interest on the loan. With the conversion of the balance to equity, approximately $400,000 of withholding tax liability was relieved during the 2011 period, as the accrued interest will not be paid and therefore no withholding tax should be accrued. This reversal of the tax liability was recorded in the 2011 period as a one-time credit to income tax expense in the accompanying consolidated financial statements.

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

CURRENCY FLUCTUATIONS

During the six months ended June 30, 2011 and 2010, approximately 31.5% and 32.1%, respectively, of our net revenues were generated in currencies other than the United States dollar.  We expect that this percentage may increase in the future as a result of our efforts to increase our international presence, particularly in key markets in Europe and South America. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the weakness of the United States dollar against the Euro resulted in an increase of approximately $144,000 in net revenues for the six months ended June 30, 2011 compared to the same period of the prior year and an increase of approximately $102,000 in net revenues for the three months ended June 30, 2011 compared to the same period of the prior year.  During the six months ended June 30, 2011 and 2010, none of our subsidiaries was domiciled in a highly inflationary environment and the impact of inflation and changing prices on our net revenues and on our loss from continuing operations was not material.

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

INCOME TAXES

We recognized a net tax credit of $348,838 for the six months ended June 30, 2011 and a tax provision of $55,685 for the six months ended June 30, 2010.

We are susceptible to large fluctuations in our effective tax rate and have thereby recognized tax expense on a discrete pro-rata basis for the six months ended June 30, 2011. No current domestic tax provision was recorded during the six months ended June 30, 2011 or 2010 due to the increase in the valuation allowance to offset the benefit of domestic losses. The foreign current income tax provisions for the six months ended June 30, 2011 and 2010 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

As of June 30, 2011, we had no net domestic or foreign deferred tax asset, as a full valuation allowance has been established against deferred tax assets.  As of June 30, 2011, we had net deferred tax liabilities of $397,000 relating to tax deductible goodwill at ImmunoVision, and we recorded a corresponding deferred tax provision of $32,000 during the six months ended June 30, 2011.  Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause our provision for income taxes to vary significantly from period to period. Upon such time as we reverse the entire valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

Under Section 382 of the Internal Revenue Code, our ability to use our net operating loss carryforwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA of the approximately 72.4% of the outstanding shares of our common stock previously owned by the prior group of our controlling stockholders.  As a result of that acquisition, our ability to utilize net operating loss carryforwards to offset any future taxable income is currently limited to approximately $825,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date.  The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the ownership change. The limitations of these net operating loss carryforwards did not impact our results for the six months ended June 30, 2011 and 2010.

During the 2011 period, our wholly-owned subsidiary in Italy – Delta Biologicals, S.r.l. – eliminated the balance of its intercompany loan of approximately $1,900,000 due to us, as a result of converting the loan to capital (equity). We had accrued for a potential withholding tax that would have been due upon payment of the interest on the loan. With the conversion of the balance to equity, approximately $400,000 of withholding tax liability was relieved during the 2011 period, as the accrued interest will not be paid and therefore no withholding tax should be accrued. This reversal of the tax liability was recorded in the 2011 period as a one-time credit to income tax expense in the accompanying consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A - Risk Factors

Except for the risk factor set forth below, there has not been any material change to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.  You should carefully consider the risks described below.  These and other risks could materially and adversely affect our business, operating results or financial condition.  The risks described below are not the only risks we face.  Additional risks not presently known to us or other factors that we do not presently perceive to present significant risks to us at this time may also impair our operations.  You should also refer to the other risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, subject to the modifications described below.

Concerns regarding the Italian government fiscal and debt crises could have a material adverse effect on our operating results.

A substantial portion of our accounts receivable are concentrated in Italy and may be affected by the recent fiscal and debt crises facing the Italian government.  As of June 30, 2011 and December 31, 2010, $4.4 million and $3.8 million, respectively, of our total net accounts receivable were due from customers located in Italy.  Of our total net accounts receivable, 37% at June 30, 2011 and 39% at December 31, 2010 were due from hospitals and laboratories controlled by the Italian government.  We maintain allowances for doubtful accounts, particularly in Italy where payment cycles are longer than in the United States, for potential credit losses based on the age of the accounts receivable and the results of our periodic credit evaluations of our customers’ financial condition.  Recently, the Italian government has been experiencing severe fiscal and debt crises, including its increasingly uncertain ability to service its sovereign debt obligations, caused in part by the declining global markets and economic conditions.  Accordingly, we are subject to certain economic, business and, in particular, credit risk if our customers located in Italy which are hospitals and laboratories controlled by the Italian government do not pay amounts owed to us, extend payment cycles even further or ask us to accept a lower payment amount than is owed to us.  Our current allowances for doubtful accounts may not be adequate and we may be required to make additional allowances, which would adversely affect our operating results in the period in which the determination or allowance is or was made.  Any of these factors could materially and adversely affect our business, prospects, operating results, financial condition and cash flows.

Our indebtedness may impact our financial condition and results of operations and the terms of our indebtedness may limit our activities.

As of June 30, 2011, we had approximately $83,000 of indebtedness outstanding under the Line of Credit pursuant to the Loan Agreement into which Diamedix, our wholly-owned subsidiary located in Miami, Florida, has entered with City National Bank of Florida.  Subject to applicable restrictions in the Loan Agreement, we may incur indebtedness in the future.  Our level of indebtedness will have several important effects on our future operations, including, without limitation, that we may be required to use a portion of our cash flow from operations for the payment of principal and interest due on our outstanding indebtedness, that our outstanding indebtedness and leverage will increase the impact of negative changes in general economic and industry conditions, as well as competitive pressures, and that our ability to obtain additional financing for working capital, capital expenditures or general corporate purposes may be impacted.

Our indebtedness outstanding under the Line of Credit bears interest at a floating rate tied to LIBOR.  Accordingly, if interest rates increase, whether generally or as the result of our lender’s requirement, then the amount of the interest payments on our floating rate indebtedness will also increase.  General economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control, may affect our future performance.  As a result, these and other factors may affect our ability to make principal and interest payments on our indebtedness.

Amounts outstanding under the Line of Credit are secured by all of the assets of Diamedix, including, without limitation, our corporate headquarters located in Miami, Florida, on which a mortgage had been granted.  In addition, we and our other wholly-owned domestic subsidiary – ImmunoVision, Inc. – have guaranteed the repayment of amounts outstanding under the Line of Credit.  Our  wholly-owned European subsidiary – Delta Biologicals, S.r.l. – is expected to not be a guarantor of the Line of Credit, as City National Bank of Florida is in the process of releasing and terminating, effective from the date of its inception, the guaranty originally made by Delta Biologicals.

The Loan Agreement, pursuant to which the Line of Credit has been made available to Diamedix, contains certain positive and negative restrictive covenants which will affect, and in certain respects will limit or prohibit, our ability to, among other things, enter into other guarantees, sell or convey the assets or stock of Diamedix, permit a change in control of us or Diamedix, cause Diamedix to make dividends, loans or advances to us or our affiliates, incur additional indebtedness at Diamedix, or create liens on the assets of Diamedix.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Previously reported.

Item 6 - Exhibits

Exhibit
Number	Description

3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of IVAX Diagnostics, Inc. (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed on April 18, 2011)

10.1
Stock Purchase Agreement, dated April 8, 2011, by and between IVAX Diagnostics, Inc. and ERBA Diagnostics Mannheim GmbH (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 8, 2011)

10.2	Form of Warrant to Purchase Shares of Common Stock of IVAX Diagnostics, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 8, 2011)

10.3
Loan Agreement, dated as of June 10, 2011, by and between Diamedix Corporation and City National Bank of Florida (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 10, 2011)

10.4
Form of Revolving Promissory Note, executed on June 10, 2011 by Diamedix Corporation in favor of City National Bank of Florida (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 10, 2011)

10.5
Security Agreement, dated as of June 10, 2011, by and between Diamedix Corporation and City National Bank of Florida (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 10, 2011)

10.6
Mortgage, Assignment of Rents and Security Agreement, made on June 10, 2011 from Diamedix Corporation in favor of City National Bank of Florida (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on June 10, 2011)

10.7
Form of Guaranty Agreement, executed on June 10, 2011 in favor of City National Bank of Florida by each of IVAX Diagnostics, Inc. and ImmunoVision, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on June 10, 2011)

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

IVAX Diagnostics, Inc.

Date: August 22, 2011	By:	/s/ Arthur R. Levine
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