Form 10-Q/A
period 2011-06-30
IVAX DIAGNOSTICS INC
filed 2011-09-14
CIK 1095858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

34,391,554 shares of Common Stock, $ .01 par value, outstanding as of September 12, 2011.

Explanatory Note

The sole purpose of this Amendment No. 1 to IVAX Diagnostics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART II - OTHER INFORMATION

Item 6 - Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Schema Document ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document ***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***

*	Previously filed with the Quarterly Report on Form 10-Q filed with the SEC on August 22, 2011.
**	Previously furnished with the Quarterly Report on Form 10-Q filed with the SEC on August 22, 2011.
***
Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVAX Diagnostics, Inc.

Date: September 14, 2011	By:	/s/ Arthur R. Levine
Arthur R. Levine,
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Schema Document ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document ***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***

***
Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.