Form 10-Q
period 2011-09-30
IVAX DIAGNOSTICS INC
filed 2011-11-18
CIK 1095858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

34,391,554 shares of Common Stock, $ .01 par value, outstanding as of November 11, 2011.

IVAX DIAGNOSTICS, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$3,939,189	$1,826,228
Accounts receivable, net of allowances for doubtful accounts of $648,251 in 2011 and $399,376 in 2010	5,775,146	5,344,205
Inventories, net	4,293,854	4,077,896
Other current assets	262,836	146,366
Total current assets	14,271,025	11,394,695

Property, plant and equipment, net	1,532,155	1,618,136
Equipment on lease, net	693,683	679,438
Product license	282,936	282,936
Goodwill	870,290	870,290
Restricted deposits	107,066	228,680
Other assets	45,815	26,847
Total assets	$17,802,970	$15,101,022

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,235,539	$1,597,555
Accrued license payable	135,970	132,521
Revolving line of credit	379,661	-
Accrued expenses and other current liabilities	2,333,343	2,511,698
Capital lease obligation, current	76,795	71,826
Total current liabilities	5,161,308	4,313,600

Other long-term liabilities:
Capital lease obligation, long-term	42,378	100,612
Deferred income tax liabilities	412,803	365,184
Other long-term liabilities	1,036,163	955,056
Total other long-term liabilities	1,491,344	1,420,852

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 34,391,554 in 2011 and 27,649,887 in 2010	343,915	276,498
Stock subscription receivable	(10,000,000)	-
Capital in excess of par value	56,035,037	41,389,404
Accumulated deficit	(34,707,653)	(31,686,472)
Accumulated other comprehensive loss	(520,981)	(612,860)
Total shareholders’ equity	11,150,318	9,366,570
Total liabilities and shareholders’ equity	$17,802,970	$15,101,022

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these balance sheets.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Period Ended September 30,	Three months		Nine months
	2011	2010	2011	2010

Net revenues	$4,059,598	$3,952,606	$12,568,953	$13,001,930
Cost of sales	1,973,863	1,821,597	6,008,085	6,048,179
Gross profit	2,085,735	2,131,009	6,560,868	6,953,751

Operating expenses:
Selling and marketing	1,320,244	1,097,877	4,054,260	3,655,070
General and administrative	1,350,734	1,794,444	4,274,806	5,337,478
Research and development	412,231	362,251	1,397,333	1,211,541
Total operating expenses	3,083,209	3,254,572	9,726,399	10,204,089

Loss from operations	(997,474)	(1,123,563)	(3,165,531)	(3,250,338)

Other income (expense):
Interest income (expense)	(1,892)	2,352	(9,112)	3,249
Other expense, net	(205,699)	(28,044)	(166,762)	(115,197)
Total other expense, net	(207,591)	(25,692)	(175,874)	(111,948)

Loss before income taxes	(1,205,065)	(1,149,254)	(3,341,405)	(3,362,286)

Provision (credit) for income taxes	28,614	27,503	(320,224)	83,189

Net loss	$(1,233,679)	$(1,176,758)	$(3,021,181)	$(3,445,475)

Net loss per share
Basic and diluted	$(0.04)	$(0.04)	$(0.10)	$(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	34,391,554	27,649,887	29,943,392	27,649,887
Diluted	34,391,554	27,649,887	29,943,392	27,649,887

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

						Accumulated
			Additional	Stock		Other	Total
	Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Receivable	Deficit	Loss	Equity

BALANCE, December 31, 2010	27,649,887	$276,498	$41,389,404		$(31,686,472)	$(612,860)	$9,366,570
Stock subscription receivable			10,000,000	$(10,000,000)			-

Issuance of common stock	6,666,667	66,667	4,533,633				4,600,300
Exercise of stock options	75,000	750	36,750				37,500
Comprehensive loss:

Net loss	-	-	-		(3,021,181)	-	(3,021,181)
Translation adjustment	-	-	-		-	91,879	91,879

Comprehensive loss							(2,929,302)

Stock compensation expense	-	-	75,250	-	-	-	75,250

BALANCE, September 30, 2011	34,391,554	$343,915	$56,035,037	$(10,000,000)	$(34,707,653)	$(520,981)	$11,150,318

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of this statement.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine months Ended September 30,	2011	2010

Cash flows from operating activities:
Net loss	$(3,021,181)	$(3,445,475)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	535,550	553,145
Net provision for doubtful accounts receivable	330,718	28,977
Provision for inventory obsolescence	97,823	-
Non-cash compensation expense	75,250	184,692
Deferred income taxes	47,619	47,619
Other, net		6,085
Changes in operating assets and liabilities:
Accounts receivable	(674,189)	(110,820)
Inventories	(279,527)	79,755
Other current assets	(13,988)	140,079
Other assets	(36,343)	(9,426)
Accounts payable and accrued expenses	209,403	724,055
Other long-term liabilities	58,211	(48,155)
Net cash flows used in operating activities	(2,670,654)	(1,849,469)

Cash flows from investing activities:
Capital expenditures	(202,824)	(237,875)
Restricted deposits	147,640	(39,633)
Acquisition of equipment on lease	(233,907)	(336,806)
Sale of equipment	-	311,050
Net cash flows used in investing activities	(289,091)	(303,264)

Cash flows from financing activities:
Proceeds of share offering	4,600,300	-
Proceeds of revolving line of credit	379,661	-
Bank financing related costs	(101,000)	-
Exercise of stock options	37,500	-
Capital lease payments	(53,265)	(32,199)
Net cash flows provided by (used in) financing activities	4,863,196	(32,199)

Effect of exchange rate changes on cash and cash equivalents	209,510	2,585
Net increase (decrease) in cash and cash equivalents	2,112,961	(2,182,347)
Cash and cash equivalents at the beginning of the period	1,826,228	4,198,913
Cash and cash equivalents at the end of the period	$3,939,189	$2,016,566

NONCASH INVESTING ACTIVITY:
Acquisition of equipment using capital lease	$-	$222,000

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) ORGANIZATION AND OPERATIONS:

The accompanying unaudited interim consolidated financial statements of IVAX Diagnostics, Inc. (the “Company,” “IVAX Diagnostics,” we,” “us” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements.  However, in the opinion of management, all adjustments necessary to state fairly the results of operations, financial position, changes in stockholders’ equity and cash flows have been made.  The results of operations, financial position, changes in stockholders’ equity and cash flows for the nine months ended September 30, 2011 are not necessarily indicative of the results of operations, financial position, changes in stockholders’ equity and cash flows which may be reported for the remainder of 2011. The balance sheet as of December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

(2) GOING CONCERN:

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), assuming the Company’s ability to continue as a going concern.  The Company incurred a net loss of $4,214,679 during the year ended December 31, 2010 and a net loss of $3,021,181 for the nine months ended September 30, 2011 and used cash from operations of $1,882,867 during the year ended December 31, 2010 and $2,771,654 during the nine months ended September 30, 2011.

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

The Company has taken or is in the process of evaluating or undertaking certain actions which, if successful, it believes will be sufficient to provide the Company with the ability to continue in existence.  The Company expects operating results to improve from the operating results achieved during the year ended December 31, 2010 and the nine months ended September 30, 2011 based principally upon increases in revenue as a result of the commercial launch of the Mago® 4S in the United States during 2011 and increases in the United States and international revenue from new channels of distribution.  The Company also expects operating results to improve as a result of certain initiatives it has adopted or is considering adopting in order to reduce expenses.

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

As discussed below in Note 16, Revolving Line of Credit, on June 10, 2011, Diamedix Corporation (“Diamedix”), a wholly-owned subsidiary of the Company, entered into a loan agreement (the “Loan Agreement”) with City National Bank of Florida, which provides for a secured, revolving credit facility of up to $975,000 (the “Line of Credit”).  As of September 30, 2011, $379,661 had been drawn and was outstanding under the Line of Credit.

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

The following chart summarizes option activity as of September 30, 2011 and changes during the nine months ended September 30, 2011 for outstanding and exercisable options granted by the Company:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at December 31, 2010	1,173,198	$2.09
Granted	92,788	0.85
Expired	(170,116)	6.50
Terminated	-	-
Exercised	(75,000)	0.50
Outstanding at September 30, 2011	1,020,870	$1.36

Stock compensation aggregated $10,000 and $75,250 for the three and nine months ended September 30, 2011, respectively.  Options to purchase a total of 17,788 shares were granted to a director during the three months ended September 30, 2011.

During the three and nine months ended September 30, 2010, stock-based compensation expense of $0 and $185,000, respectively, was recognized, including the impact of a modification to options previously granted to an employee to allow exercise through the original expiration date instead of one year from the date of termination.  Options to purchase a total of 125,000 shares were granted to employees and options to purchase a total of 100,000 shares were granted to directors during the nine months ended September 30, 2010.

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

All of the Company’s financial assets, which do not include cash on hand, as of September 30, 2011 and December 31, 2010, were Level 1 assets composed of money market funds with balances of $217,000 and $993,916, respectively. Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and the Line of Credit. At September 30, 2011 and December 31, 2010, the fair value of these instruments approximates the carrying amount of these items due to the short-term maturities of these instruments.

(6) INVENTORIES, NET:

Inventories, net consist of the following:

	September 30,	December 31,
	2011	2010

Raw materials	$689,249	$752,966
Work-in-process	867,803	751,992
Finished goods	2,736,802	2,572,938
Total inventories, net	$4,293,854	$4,077,896

(7) PRODUCT LICENSE:

In September 2004, the Company entered into a license agreement with an Italian diagnostics company to obtain a perpetual, worldwide, royalty-free license of product technology used by the Italian diagnostics company. This licensed hepatitis product technology is existing technology, which the Italian diagnostics company had developed and successfully commercialized to manufacture hepatitis products sold by them and for which it had already received “CE Marking” approval from the European Union.  Through the acquisition of this existing technology in its current form, the Company expects to be able to derive revenue from the manufacture and sale of new hepatitis products. In exchange for the Italian diagnostics company’s assistance in transferring the know-how of the manufacturing technology, the Company agreed to pay a total of 1,000,000 Euro in the form of four milestone payments upon the Italian diagnostics company’s achievement of certain enumerated performance objectives related to the transfer of such existing technology.  Three of the four milestone payments, totaling 900,000 Euro, were made in prior years. The remaining milestone payment of 100,000 Euro, or approximately $136,000, is included in accrued license payable in the accompanying consolidated balance sheet as of September 30, 2011.  The carrying value of the product license is $282,936 as of September 30, 2011, which is reflected in the accompanying consolidated balance sheets. Amortization of the product license will begin following the initial sale of the hepatitis products manufactured by the Company.  In October 2011, the Company received “CE Marking” approval from the European Union for its hepatitis products.

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

Outstanding stock options (1,020,870 as of September 30, 2011 and 1,173,198 as of December 31, 2010) and warrants to ERBA for 20,000,000 shares of the Company’s common stock have not been included in the calculation of loss per share because their impact would be anti-dilutive.

(9) INCOME TAXES:

The provision for income taxes consists of the following:

Period Ended September 30,	Three months		Nine months
	2011	2010	2011	2010
Current:
Domestic	$-	$-	$-	$-
Foreign	12,741	11,630	(367,843)	35,570
Deferred:
Domestic	15,873	15,873	47,619	47,619
Foreign	-	-	-	-
Total provision for income taxes	$28,614	$27,503	$(320,224)	$83,189

The Company is susceptible to large fluctuations in its effective tax rate and has thereby recognized tax expense on a discrete pro-rata basis for the nine months ended September 30, 2011. No current domestic tax provision was recorded during the nine months ended September 30, 2011or September 30, 2010 due to the increase in the valuation allowance to offset the benefit of domestic losses. The foreign current income tax provisions for the three and nine months ended September 30, 2011 and 2010 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

As of September 30, 2011 and December 31, 2010, the Company has established a full valuation allowance on both its domestic and foreign net deferred tax assets, which are primarily comprised of net operating loss carryforwards. Due to the cumulative net losses from the operations of both domestic and foreign operations, the Company had no net deferred tax asset as of September 30, 2011 or December 31, 2010. As of September 30, 2011 and December 31, 2010, the Company had net deferred tax liabilities relating to tax deductible goodwill of $412,803 and $365,184, respectively, and recorded corresponding deferred tax provisions of $15,873 during each of the three months ended September 30, 2011 and 2010 and $47,619 during each of the nine months ended September 30, 2011 and 2010. Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause the provision for income taxes to vary significantly from period to period.

The net operating losses included in the domestic net deferred tax asset will begin to expire in 2022. The net operating losses included in the foreign net deferred tax asset will begin to expire in 2011.  Under Section 382 of the Internal Revenue Code, the Company’s use of its net operating loss carryforwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA of the approximately 72.4% of the outstanding shares of the Company’s common stock previously owned by the prior group of the Company’s controlling stockholders. As a result of that acquisition, the Company’s ability to utilize net operating loss carryforwards to offset any future taxable income is currently limited to approximately $825,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date.  The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the ownership change. The limitations of these net operating loss carryforwards did not impact the Company’s results for the nine months ended September 30, 2011 and 2010.

United States income taxes will not be provided on undistributed earnings of foreign subsidiaries; as such earnings will be retained indefinitely by such subsidiaries for reinvestment.  The distribution of these earnings would first reduce the domestic valuation allowance before resulting in additional United States income taxes.

During the nine months ended September 30, 2011, the Company’s wholly-owned subsidiary in Italy – Delta Biologicals, S.R.L – eliminated the balance of its intercompany loan of approximately $1,900,000 due to the Company, as a result of converting the loan to capital (equity). The Company had accrued for a potential withholding tax that would have been due upon payment of the interest on the loan. With the conversion of the balance to equity, approximately $400,000 of withholding tax liability was relieved during the nine months ended September 30, 2011, as the accrued interest will not be paid and therefore no withholding tax should be accrued. This reversal of the tax liability was recorded in the nine months ended September 30, 2011 as a one-time credit to income tax expense in the accompanying consolidated financial statements.

(10) COMPREHENSIVE LOSS:

The components of the Company’s comprehensive loss are as follows:

Period Ended September 30,	Three months		Nine months
	2011	2010	2011	2010

Net loss	$(1,233,679)	$(1,176,758)	$(3,021,181)	$(3,445,475)

Foreign currency translation adjustments	(163,889)	395,424	91,879	(163,270)

Comprehensive loss	$(1,397,568)	$(781,334)	$(2,929,302)	$(3,608,745)

(11) CONCENTRATION OF CREDIT RISK:

The Company performs periodic credit evaluations of its customers' financial condition and provides allowances for doubtful accounts as required. The Company's accounts receivables are generated from sales made both domestically and abroad. As of September 30, 2011 and December 31, 2010, $4,285,825 and $3,833,268, respectively, of the Company's total net accounts receivable were due from customers of our Italian subsidiary, the majority of which are located in Italy. Due to the recent financial crisis and instability in Italy, it is reasonably possible that management’s estimate of uncollectable receivable balances located in Italy may change in the near term and the effect of the change could be material to the Company. Of the total net accounts receivable, 42% at September 30, 2011 and 39% at December 31, 2010 were due from hospitals and laboratories controlled by the Italian government.  The Company maintains allowances for doubtful accounts, particularly in Italy where payment cycles are longer than in the United States, for potential credit losses based on the age of the accounts receivable and the results of the Company’s periodic credit evaluations of its customers’ financial condition. Additionally, the Company periodically receives payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances.

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

Period Ended September 30, Net Revenues by Region
	Three months		Nine months
	2011	2010	2011	2010

Domestic
External net revenues	$2,729,513	$2,894,375	$8,562,816	$9,034,993
Intercompany revenues	154,987	159,566	424,739	574,688
	2,884,500	3,053,941	8,987,555	9,609,681
European
External net revenues	1,330,085	1,058,231	4,006,138	3,966,937
Intercompany revenues	33,842	39,258	121,160	176,738
	1,363,927	1,097,489	4,127,298	4,143,675

Elimination	(188,829)	(198,824)	(545,900)	(751,426)
Consolidated net revenues	$4,059,598	$3,952,606	$12,568,953	$13,001,930

Period Ended September 30, (Loss) from Operations by Region
	Three months		Nine months
	2011	2010	2011	2010

Domestic	$(365,260)	$(894,820)	$(1,428,116)	$(1,977,032)
European	(632,213)	(207,313)	(1,737,414)	(1,268,154)
Elimination	-	(21,430)	-	(5,152)
(Loss) from operations	$(997,473)	$(1,123,563)	$(3,165,530)	$(3,250,338)

Total Assets by Region	September 30,	December 31,
	2011	2010

Domestic	$10,892,396	$8,479,223
European	6,910,576	6,621,799
Total assets	$17,802,972	$15,101,022

Goodwill by Region
	September 30,	December 31,
	2011	2010

Domestic	$870,290	$870,290
European	-	-
Total goodwill	$870,290	$870,290

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

In September 2011, the FASB issued ASU No. 2011-08, under which an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.  If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is in the process of evaluating the impact of this standard on its financial statements.

(15) RELATED PARTY TRANSACTIONS:

During the three and nine months ended September 30, 2010, the Company paid $59,500 and $119,000, respectively, to Lawrence G. Meyer in consideration for his provision of certain legal services which he provided to the Company on an as-needed basis.  Mr. Meyer served on the Company’s Board of Directors until his resignation from the Board of Directors on September 1, 2010.

During the three and nine months ended September 30, 2010, ImmunoVision, Inc., the Company’s wholly-owned  subsidiary in Arkansas, paid $15,000 and $45,000, respectively, to John B. Harley, M.D., Ph.D., under that certain oral consulting agreement between Dr. Harley and ImmunoVision, pursuant to which Dr. Harley was paid $5,000 per month from January 2010 through June 2010 and $2,000 per month thereafter, in consideration for his provision of technical guidance and business assistance to ImmunoVision on an as-needed basis.  Dr. Harley continues to serve on the Company’s Board of Directors.    During the three and nine months ended September 30, 2011, Dr. Harley was paid $6,000 and $18,000, respectively, for his provision of technical guidance and business assistance to ImmunoVision.

The amounts paid to Mr. Meyer and Dr. Harley, in each case as described above, were in addition to the amounts they received for their service as members of the Company’s Board of Directors and the committees of the Board of Directors on which they served.

During the three and nine months ended September 30, 2011, the Company sold products to Transasia and a subsidiary of ERBA for a total amount of Euro 153,000, or approximately $215,000, and Euro 317,000, or approximately $446,000, respectively.  In addition, during the three and nine months ended September 30, 2011, Transasia reimbursed the Company for research and development expenses for a total amount of Euro 0 and Euro 60,000, or approximately $84,000, respectively.  During the three months ended September 30, 2011, Delta Biologicals accrued for a total amount of Euro 60,000, or approximately $84,000, from Transasia relating to due diligence expenses.

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

On June 30, 2011, ERBA paid the Company $5,000,000 in order to consummate the initial transactions contemplated by the Investment. As a result, the Company issued to ERBA 6,666,667 shares of the Company’s common stock and, in connection with the consummation of the initial transactions contemplated by the Investment, a warrant to purchase 20,000,000 shares of the Company’s common stock. After giving effect to transaction costs of $399,700 relating to the Stock Purchase Agreement and the Investment, the Company received net proceeds of $4,600,300 at the consummation of the initial transactions contemplated by the Investment.  As previously reported, the warrant has a five year term and an exercise price per share of the Company’s common stock of $0.75.

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

As of September 30, 2011, the Company was in compliance with all of the above financial covenants.  Closing costs and other transaction costs aggregating $101,000 were incurred related to the Loan Agreement and the Line of Credit. These costs have been classified as debt issuance costs on the accompanying consolidated balance sheet and are being amortized over the 24-month term of the Line of Credit commencing in June 2011.

As of September 30, 2011, $380,000 was outstanding under the Line of Credit and this amount and related debt issuance costs have been classified as current due to the terms of the related lockbox arrangement. As of September 30, 2011, the availability after giving effect to amounts outstanding on the Line of Credit was $376,000.  The Company is in the process of seeking a modification which, if completed, would eliminate the borrowing base calculation to determine loan availability and replace it with a fixed maximum availability of $975,000 less outstanding borrowings.

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
•
our ability to collect our accounts receivable, particularly in Italy, and the impact of making or changing judgments and estimates regarding our allowances for doubtful accounts on our financial condition and operating results;

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
•
our ability to introduce and market our own hepatitis products in the European Union when expected, or at all, including the potential that any further delays may require us to record an additional impairment charge with respect to the value of our hepatitis technology product license or pay all or a portion of our accrued payables relating to the product license;

•	our ability to internally manufacture our own hepatitis products and raw materials for these products and to become competitive in markets outside of the United States;
•	our ability to derive revenue from our manufacture and sale of our own hepatitis products;
•
the impact of the anticipated timing of the commercial launch of our own hepatitis products on the judgments and estimates we have made with respect to our financial condition, operating results and cash flows;

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

See the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and as supplemented by Part II, Item 1A of this Quarterly Report on Form 10-Q, for further discussion of certain risks and uncertainties that could materially and adversely affect our business, operating results or financial condition.  Many of these factors are beyond our control.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

OVERVIEW

Net loss totaled $3,021,000 for the nine months ended September 30, 2011 compared to net loss of $3,446,000 for the nine months ended September 30, 2010.  Operating loss was $3,166,000 in the 2011 period compared to operating loss of $3,250,000 for the 2010 period.  The reduction in net loss in the 2011 period compared to the 2010 period resulted primarily from a credit for income taxes, discussed further below.  The decrease in operating loss in the 2011 period compared to the 2010 period resulted primarily from reductions in operating expenses, partially offset by decreases in revenue. Net revenues decreased by $433,000 to $12,569,000 in the 2011 period from $13,002,000 in the 2010 period, consisting of a decrease in net revenues from domestic operations of $472,000, from $9,035,000 in the 2010 period to $8,563,000 in the 2011 period, and an increase in net revenues from European operations of $39,000, including the effect of exchange rate fluctuations of the United States dollar relative to the Euro, from $3,967,000 in the 2010 period to $4,006,000 in the 2011 period.

Gross profit decreased by $393,000 to $6,561,000 in the 2011 period from $6,954,000 in the 2010 period, primarily as the result of the abovementioned decline in net revenues. Gross profit as a percentage of net revenues decreased to 52.2% for the 2011 period from 53.5% for the 2010 period, principally as a result of lower margins at our European subsidiary.

Operating expenses decreased by $478,000 to $9,726,000 in the 2011 period from $10,204,000 in the 2010 period, as a result of a decrease in general and administrative expenses of $1,062,000, an increase in selling and marketing expense of $399,000 and an increase in research and development expenses of $185,000.

NET REVENUES AND GROSS PROFIT

			Period over Period
Nine months ended September 30,	2011	2010	Increase (Decrease)

Net Revenues:
Domestic	$8,563,000	$9,035,000	$(472,000)
European	4,006,000	3,967,000	39,000
Total	12,569,000	13,002,000	(433,000)

Cost of Sales	6,008,000	6,048,000	(40,000)

Gross Profit	$6,561,000	$6,954,000	$(393,000)
% of Total Net Revenues	52.2%	53.5%

Total net revenues in the nine months ended September 30, 2011 decreased by $433,000, or 3.3%, from the nine months ended September 30, 2010. This decrease was composed of a decrease of $472,000 in net revenues from domestic operations and an increase of $39,000 in net revenues from European operations. The impact on European revenues of fluctuation of the United States dollar relative to the Euro was an increase of approximately $275,000. As measured in Euros, net revenues from European operations in the 2011 period decreased by 6.9% compared to the 2010 period.  The decrease in net revenues from European operations was primarily due to reagent volume declines in Italy as well as volume declines in other international markets.  Net revenues from domestic operations in the 2011 period decreased by 5.2% compared to the 2010 period.  The decrease in net revenue from domestic operations was primarily due to declines in volumes of antigen and reagent sales.

Gross profit in the 2011 period decreased by $393,000, or 5.7%, from the 2010 period.   The decrease in gross profit was primarily attributable to the decline in net revenues. The decrease in gross profit as a percentage of net revenues to 52.2% in the 2011 period from 53.5% in the 2010 period resulted mainly from lower margins at our European subsidiary.

OPERATING EXPENSES

Nine months ended September 30,	2011	% of Revenue	2010	% of Revenue	Period over Period Increase (Decrease)

Selling	$4,054,000	32.3%	$3,655,000	28.1%	$399,000

General and Administrative	4,275,000	34.0%	5,337,000	41.1%	(1,062,000)

Research and Development	1,397,000	11.1%	1,212,000	9.3%	185,000

Total Operating Expenses	$9,726,000	77.4%	$10,204,000	78.5%	$(478,000)

The increase of $399,000 in selling expenses during the 2011 period compared to the 2010 period was primarily due to salaries for newly hired sales personnel and marketing expenses related to the launch of new products and trade shows.

The decrease of $1,062,000 in general and administrative expenses during the 2011 period compared to the 2010 period was primarily due to severance costs included in the 2010 period and a decrease in the number of executive officers in the 2011 period, as well as other reductions in spending for general and administrative expenses.

The increase of $185,000 in research and development expenses was due principally to the increase in new product development activities in the current year, including additional staff allocated to research and development activities.

LOSS FROM OPERATIONS

Loss from operations totaled $3,166,000 in the 2011 period as compared to loss from operations of $3,250,000 in the 2010 period. Loss from operations in the 2011 period was composed of a $1,428,000 loss from domestic operations and a $1,737,000 loss from European operations. Loss from operations in the 2010 period was composed of a $1,977,000 loss from domestic operations and a $1,273,000 loss from European operations. Domestic operations include corporate expenditures, including costs required to maintain our status as a public company.

OTHER EXPENSE, NET

Other expense, net totaled $176,000 during the 2011 period and other expense, net totaled $112,000 during the 2010 period. Amounts included in other expense, net in the 2011 and 2010 periods were primarily net realized and unrealized foreign currency losses from transactions and balances which were denominated in currencies other than the functional currency.

INCOME TAX PROVISION

We recorded recurring income tax provisions of $87,000 for the 2011 period and $83,000 for the 2010 period. The current portion of our tax provisions in both the 2011 and 2010 periods relates to Italian local income taxes based upon applicable statutory rates effective in Italy, while the deferred tax provision in these same periods relates to domestic tax deductible goodwill.  No current tax benefit was recorded during the 2011 and 2010 periods on our losses because we had a full valuation allowance against the net deferred income tax assets.

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

NET LOSS

We generated a net loss of $3,021,000 in the 2011 period as compared to a net loss of $3,445,000 in the 2010 period.  Our basic and diluted loss per common share was $0.10 in the 2011 period as compared to a basic and diluted loss per common share of $0.12 in the 2010 period. The net loss for both periods resulted primarily from the various factors discussed above.

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

OVERVIEW

Net loss totaled $1,234,000 for the three months ended September 30, 2011 compared to net loss of $1,177,000 for the three months ended September 30, 2010.  Operating loss was $997,000 in the 2011 period compared to operating loss of $1,124,000 for the 2010 period.  The reduction in operating loss in the 2011 period compared to the 2010 period resulted primarily from reductions in operating expenses, partially offset by reduction in net revenue.  Net loss increased due to an unrealized exchange loss on balances held in a non-dollar currency.  Net revenues increased by $107,000 to $4,060,000 in the 2011 period from $3,953,000 in the 2010 period, consisting of a decrease in net revenues from domestic operations of $165,000, from $2,895,000 in the 2010 period to $2,730,000 in the 2011 period, and an increase in net revenues from European operations of $272,000, including the effect of exchange rate fluctuations of the United States dollar relative to the Euro, from $1,058,000 in the 2010 period to $1,330,000 in the 2011 period.

Gross profit decreased by $45,000 to $2,086,000 in the 2011 period from $2,131,000 in the 2010 period. Gross profit as a percentage of net revenues decreased to 51.4% for the 2011 period from 53.9% for the 2010 period, principally as a result of higher sales of instruments by our European operations, which have much lower margins than reagent sales.

Operating expenses decreased by $172,000 to $3,083,000 in the 2011 period from $3,255,000 in the 2010 period.  Comparing the 2011 period to the 2010 period, general and administrative expenses decreased by $444,000, selling expenses increased by $222,000 and research and development expenses increased by $50,000.

NET REVENUES AND GROSS PROFIT

			Period over Period
Three months ended September 30,	2011	2010	Increase (Decrease)

Net Revenues:
Domestic	$2,730,000	$2,895,000	$(165,000)
European	1,330,000	1,058,000	272,000
Total	4,060,000	3,953,000	107,000

Cost of Sales	1,974,000	1,822,000	152,000

Gross Profit	$2,086,000	$2,131,000	$(45,000)
% of Total Net Revenues	51.4%	53.9%

Total net revenues in the three months ended September 30, 2011 increased by $107,000, or 2.7%, from the three months ended September 30, 2010. This increase was composed of an increase of $272,000 in net revenues from European operations, partially offset by a decrease of $165,000 in net revenues from domestic operations. The impact on European revenues of fluctuation of the United States dollar relative to the Euro was an increase of $118,000. As measured in Euros, net revenues from European operations in the 2011 period increased by 11% compared to the 2010 period.  The increase in net revenues from European operations was due to higher instrument sales, net of declines in reagent sales.  Net revenues from domestic operations in the 2011 period decreased by 5.7% compared to the 2010 period.  The decrease in net revenue from domestic operations was primarily due to declines in volumes of reagent sales.

Gross profit in the 2011 period decreased by $45,000, or 2.1%, from the 2010 period.  The decrease in gross profit as a percentage of net revenues to 51.4% in the 2011 period from 53.9% in the 2010 period resulted mainly from instrument sales by our European subsidiary, which have a much lower gross margin percentage.

OPERATING EXPENSES

Three months ended September 30,	2011	% of Revenue	2010	% of Revenue	Period over Period Increase (Decrease)

Selling	$1,320,000	32.5%	$1,098,000	27.8%	$222,000

General and Administrative	1,351,000	33.3%	1,795,000	45.4%	(444,000)

Research and Development	412,000	10.1%	362,000	9.1%	50,000

Total Operating Expenses	$3,083,000	75.9%	$3,255,000	82.3%	$(172,000)

The increase of $222,000 in selling expenses during the 2011 period compared to the 2010 period was primarily due to salaries for newly hired sales personnel.

The decrease of $444,000 in general and administrative expenses during the 2011 period compared to the 2010 period was primarily due to severance costs included in the 2010 period and a decrease in the number of executive officers in the 2011 period, as well as other reductions in spending for general and administrative expenses.

The increase of $50,000 in research and development expenses was due principally to the increase in new product development activities in the current year, including additional staff allocated to research and development activities.

LOSS FROM OPERATIONS

Loss from operations totaled $997,000 in the 2011 period as compared to loss from operations of $1,124,000 in the 2010 period. Loss from operations in the 2011 period was composed of a $365,000 loss from domestic operations and a $632,000 loss from European operations. Loss from operations in the 2010 period was composed of a $895,000 loss from domestic operations and a $229,000 loss from European operations. Domestic operations include corporate expenditures, including costs required to maintain our status as a public company.

OTHER EXPENSE, NET

Other expense, net totaled $218,000 during the 2011 period and other expense, net totaled $28,000 during the 2010 period. Amounts included in other expense, net in the 2011 and 2010 periods were primarily net unrealized foreign currency losses from cash balances which were denominated in currencies other than the functional currency.

INCOME TAX PROVISION

We recorded recurring income tax provisions of $29,000 for the 2011 period and $28,000 for the 2010 period. The current portion of our tax provisions in both the 2011 and 2010 periods relates to Italian local income taxes based upon applicable statutory rates effective in Italy, while the deferred tax provision in these same periods relates to domestic tax deductible goodwill.  No current tax benefit was recorded during the 2011 and 2010 periods on our losses because we had a full valuation allowance against the net deferred income tax assets.

NET LOSS

We generated a net loss of $1,234,000 in the 2011 period as compared to a net loss of $1,177,000 in the 2010 period.  Our basic and diluted loss per common share was $0.04 in the 2011 period as compared to a basic and diluted loss per common share of $0.04 in the 2010 period. The net loss for both periods resulted primarily from the various factors discussed above.

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

During the nine months ended September 30, 2011, we consummated two significant financing arrangements  –  the Line of Credit under the Loan Agreement, as described in more detail in Note 16, Revolving Line of Credit, to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and the Investment under the Stock Purchase Agreement, as described in more detail in Note 15, Related Party Transactions, to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We expect that these arrangements will provide the necessary capital and liquidity to significantly enhance our ability to operate as a going concern for the foreseeable future.

As discussed above in Note 16, Revolving Line of Credit, to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, on June 10, 2011, Diamedix, one of our wholly-owned subsidiaries, entered into the Loan Agreement with City National Bank of Florida, which provides for a secured, revolving credit facility of up to $975,000 (the “Line of Credit”).  Amounts outstanding under the Line of Credit will accrue interest at an annual rate equal to the 30-day LIBOR plus 4.00%, and will become due and payable on June 10, 2013, subject to acceleration upon the occurrence of certain specified events of default that we believe are customary for transactions of this type.  The interest rate will increase by two percentage points (2.00%) per annum if certain covenants contained in the Loan Agreement are not met.  Amounts outstanding under the Line of Credit are secured by all of the assets of Diamedix, including, without limitation, our corporate headquarters located in Miami, Florida.  In addition, we and our other wholly-owned domestic subsidiary – ImmunoVision, Inc. – have guaranteed the repayment of amounts drawn on the Line of Credit.    As of September 30, 2011, $380,000 was outstanding under the Line of Credit and the availability after giving effect to amounts outstanding on the Line of Credit was $376,000.  We are in the process of seeking a modification which, if completed, would eliminate the borrowing base calculation to determine loan availability and replace it with a fixed maximum availability of $975,000 less outstanding borrowings.

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

In connection with our evaluation of our operating results, financial condition and cash position, and specifically considering our results of operations and cash utilization during the year ended December 31, 2010 and the nine months ended September 30, 2011, we have enacted, or are considering enacting, various measures to improve future cash flow.  To this end, we expect operating results to improve from the operating results achieved during the year ended December 31, 2010 and the nine months ended September 30, 2011 based principally upon increases in revenue as a result of our commercial launch of the Mago® 4S in the United States and increases in the United States and international revenue from new channels of distribution.  We also expect operating results to improve as a result of certain initiatives we have adopted or are considering adopting in order to reduce expenses.

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

At September 30, 2011, our working capital was $9,110,000 compared to $7,081,000 at December 31, 2010.  Cash and cash equivalents totaled $3,939,000 at September 30, 2011 and $1,827,000 at December 31, 2010.

In September 2011, Delta Biologicals, S.R.L., formalized its arrangement with the applicable local trade union to commence an arrangement with the applicable Italian labor authorities in the Lazio region of Italy under "Cassa Integrazione," pursuant to which Delta Biologicals will temporarily reduce the number of its personnel for a period of three months, which period can be extended for one year.  Under the arrangement, certain employees and middle managers of Delta Biologicals will generally receive varying percentages of their salary from, and Delta Biologicals will pay only a certain percentage of such personnel’s social security to, appropriate government authorities.  Delta Biologicals will continue to make accruals to the “Trattamento di fine Rapporto,” or TFR program, with respect to such personnel.

OPERATING ACTIVITIES

Net cash flows of $2,671,000 were used in operating activities during the nine months ended September 30, 2011 as compared to $1,849,000 used in operating activities during the nine months ended September 30, 2010.

Cash used by operating activities during the nine months ended September 30, 2011 of $2,671,000 was primarily the result of the net loss of $3,021,000, partially offset by non-cash items of $1,087,000 and changes in operating assets and liabilities of $736,000. The non-cash items include depreciation and amortization, non-cash compensation, a provision for doubtful accounts receivable, a provision for inventory obsolescence and deferred income taxes.

Cash used by operating activities during the nine months ended September 30, 2010 of $1,849,000 was due to our net loss of $3,445,000 and cash provided due to changes in operating assets and liabilities of approximately $781,000, in addition to cash provided by non-cash items of $815,000. The non-cash items include depreciation and amortization, a net provision of doubtful accounts receivable, non-cash compensation and deferred income taxes.

INVESTING ACTIVITIES

Net cash flows of $289,000 were used by investing activities during the nine months ended September 30, 2011, as compared to $303,000 used in investing activities during the nine months ended September 30, 2010.  Cash used by investing activities during the nine months ended September 30, 2011 primarily consisted of acquisitions of equipment on lease and capital expenditures, offset by cash released from restricted deposits.

Cash used by investing activities during the nine months ended September 30, 2010 primarily consisted of acquisitions of equipment on lease and capital expenditures, partially offset by cash provided from the sale of diagnostic instrumentation originally acquired by us in the fourth quarter of 2009 and originally classified as equipment on lease. During the nine months ended September 30, 2010, we also acquired equipment aggregating $222,000 under a capital lease.

FINANCING ACTIVITIES

Financing activities during the nine months ended September 30, 2011 reflect the consummation of two significant financing arrangements – the Line of Credit under the Loan Agreement, under which we have drawn down an amount of $380,000 as of September 30, 2011, and the Investment under the Stock Purchase Agreement, resulting in our receipt of net proceeds (after expenses of $400,000 related to the offering) of $4,600,000.  We also incurred capital lease payments of $53,000 and bank financing costs in the nine months ended September 30, 2011.

Financing activities during the nine months ended September 30, 2010 included payments made beginning in February 2010 for a 36-month capital lease we entered into with a financing company for bottling equipment at our production facility in Miami, Florida.

We incurred approximately $203,000 in capital expenditures during the nine months ended September 30, 2011, including the upgrade of our information technology infrastructure in the United States and various other purchases.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain allowances for doubtful accounts, particularly in Italy for the operations of our European subsidiary, for estimated losses based on historical loss percentages resulting from the inability of our customers to make required payments. In many instances our receivables in Italy, while currently due and payable, take in excess of a year to collect. Additionally, we may receive payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances. Consequently, we may consider the potential receipt of those types of payments in determining our allowance for doubtful accounts. We may have anticipated collection of these amounts through a payment as described above, and, therefore, not provided an allowance for doubtful accounts for these amounts. Future payments by governmental regions in Italy are possible, and, as a result, we may consider the potential receipt of those payments in determining our allowance for doubtful accounts. If contemplated payments are not received when expected or at all, or if negotiated agreements are not complied with in a timely manner or cancelled, then the Company may provide additional allowances for doubtful accounts. If contemplated payments are not received when expected or at all, if negotiated agreements are not complied with in a timely manner or at all, or if the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, then our operating results could be materially adversely affected during the period in which we make the determination to increase the allowance for doubtful accounts. Due to the recent financial crisis and instability in Italy, it is reasonably possible that management’s estimate of uncollectable receivable balances located in Italy may change in the near term and the effect of the change could be material to the Company. Our allowances for doubtful accounts were $648,000 and $399,000 as of September 30, 2011 and December 31, 2010, respectively.

INVENTORY

We regularly review inventory quantities on hand, which include components for current or future versions of products and instrumentation.  If necessary, we record a provision for excess and obsolete inventory based primarily on our estimates of component obsolescence, product demand and production requirements and product expiration dates.

Our inventory balance as of September 30, 2011 included approximately $200,000 of inventory relating to our hepatitis product, substantially all of which has a shelf life exceeding five years.  In October 2011, we received “CE Marking” approval from the European Union for our hepatitis products.

Inventory reserves were $439,000 and $452,000 as of September 30, 2011 and December 31, 2010, respectively.

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

Our product license is existing technology, obtained from an Italian diagnostics company that had developed and successfully commercialized this technology to manufacture hepatitis products sold by them and for which it had already received “CE Marking” approval from the European Union.  Through the acquisition of this existing technology in its current form, we expect to be able to derive revenue from the manufacture and sale of new hepatitis products. In exchange for the Italian diagnostics company’s assistance in transferring the know-how of the manufacturing technology, we agreed to pay a total of 1,000,000 Euros in the form of four milestone payments upon the Italian diagnostics company’s achievement of certain enumerated performance objectives related to the transfer of such existing technology.  We made the first three milestone payments upon the achievement of the enumerated performance objectives in prior years.  In October 2011, we received “CE Marking” approval from the European Union for our hepatitis products, and, accordingly, we expect to pay the fourth and final milestone payment in the fourth quarter of 2011 by offsetting this payment against amounts owed to us by the Italian diagnostics company.

During the fourth quarter of 2008, we determined that the carrying amount of the product license was in excess of its fair value and recorded a non-cash impairment charge to operations totaling $560,000, reducing the carrying value of the product license to $683,000 as of December 31, 2008, from $1,243,000 as of December 31, 2007. During the fourth quarter of 2009, we determined that the carrying amount of the product license was in excess of its fair value and recorded a non-cash impairment charge to operations totaling $400,000, reducing the carrying value of the product license to $283,000 as of December 31, 2009. Fair value was determined based upon the income approach, which estimates fair value based upon future discounted cash flows. Based upon amended regulatory standards adopted during the fourth quarter of 2009 and additional regulatory requirements specified during 2010, we revised our assumptions supporting our computation of discounted cash flows to reflect the further delay in product launch and the possibility of a decrease in projected market share as a result of this delay, as well as to estimate the impact of the current global economic conditions.  Based upon this methodology, estimated future cash flows generated by the technology granted by the product license was then calculated, reflecting our best estimate of fair value. While we determined that our payment of the final milestone payment is probable and believe that capitalization of the remaining recoverable asset is appropriate, given the recent “CE Marking” approval we received from the European Union, there remains a risk that we will not be able to manufacture our own hepatitis products or successfully bring these hepatitis kits to market.  If the progress of our efforts to begin marketing these kits is further adversely impacted, then we may be required to record an additional impairment charge with respect to all or a portion of the remaining $283,000 intangible product license of the hepatitis technology asset.

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

INCOME TAXES

We have experienced net losses from domestic operations. In accordance with GAAP, we are required to record a valuation allowance against the deferred tax asset associated with these losses if it is "more likely than not" that we will not be able to utilize the net operating loss to offset future taxes. Due to the cumulative net losses from the operations of both our domestic and European operations, we have provided a full valuation allowance against our deferred tax assets as of September 30, 2011.  Over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of our net operating loss carryforwards and other temporary differences.  Upon reaching such a conclusion, and upon such time as we reverse the entire amount or a portion of the valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

Under Section 382 of the Internal Revenue Code, our ability to use our net operating loss carryforwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA of the approximately 72.4% of the outstanding shares of our common stock previously owned by the prior group of our controlling stockholders.  As a result of that acquisition, our ability to utilize net operating loss carryforwards to offset future taxable income is currently limited to approximately $825,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date.  The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the September 1, 2010 ownership change, but may be further limited in the event of any future change in control or similar transaction.  Our results for the nine months ended September 30, 2011 and 2010 were not impacted by these limitations.

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

CURRENCY FLUCTUATIONS

During the nine months ended September 30, 2011 and 2010, approximately 31.9% and 30.5%, respectively, of our net revenues were generated in currencies other than the United States dollar.  We expect that this percentage may increase in the future as a result of our efforts to increase our international presence, particularly in key international markets. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the weakness of the United States dollar against the Euro resulted in an increase of approximately $275,000 in net revenues for the nine months ended September 30, 2011 compared to the same period of the prior year and an increase of approximately $118,000 in net revenues for the three months ended September 30, 2011 compared to the same period of the prior year.  During the nine months ended September 30, 2011 and 2010, none of our subsidiaries was domiciled in a highly inflationary environment and the impact of inflation and changing prices on our net revenues and on our loss from continuing operations was not material.

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

INCOME TAXES

We recognized a net tax credit of $320,000 for the nine months ended September 30, 2011 and a tax provision of $83,000 for the nine months ended September 30, 2010.

We are susceptible to large fluctuations in our effective tax rate and have thereby recognized tax expense on a discrete pro-rata basis for the nine months ended September 30, 2011. No current domestic tax provision was recorded during the nine months ended September 30, 2011 or 2010 due to the increase in the valuation allowance to offset the benefit of domestic losses. The foreign current income tax provisions for the nine months ended September 30, 2011 and 2010 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

As of September 30, 2011, we had no net domestic or foreign deferred tax asset, as a full valuation allowance has been established against deferred tax assets.  As of September 30, 2011, we had net deferred tax liabilities of $413,000 relating to tax deductible goodwill at ImmunoVision, and we recorded a corresponding deferred tax provision of $48,000 during the nine months ended September 30, 2011.  Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause our provision for income taxes to vary significantly from period to period. Upon such time as we reverse the entire valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

Under Section 382 of the Internal Revenue Code, our ability to use our net operating loss carryforwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA of the approximately 72.4% of the outstanding shares of our common stock previously owned by the prior group of our controlling stockholders.  As a result of that acquisition, our ability to utilize net operating loss carryforwards to offset any future taxable income is currently limited to approximately $825,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date.  The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the ownership change. The limitations of these net operating loss carryforwards did not impact our results for the nine months ended September 30, 2011 and 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A - Risk Factors

Except for the risk factor set forth below, there has not been any material change to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.  You should carefully consider the risks described below.  These and other risks could materially and adversely affect our business, operating results or financial condition.  The risks described below are not the only risks we face.  Additional risks not presently known to us or other factors that we do not presently perceive to present significant risks to us at this time may also impair our operations.  You should also refer to the other risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, subject to the modifications described below.

Concerns regarding the Italian government fiscal and debt crises could have a material adverse effect on our operating results.

A substantial portion of our accounts receivable are concentrated in Italy and may be affected by the recent fiscal and debt crises facing the Italian government.  As of September 30, 2011 and December 31, 2010, $4.3 million and $3.8 million, respectively, of our total net accounts receivable were due from customers of our Italian subsidiary, the majority of which are located in Italy.  Of our total net accounts receivable, 42% at September 30, 2011 and 39% at December 31, 2010 were due from hospitals and laboratories controlled by the Italian government.  We maintain allowances for doubtful accounts, particularly in Italy where payment cycles are longer than in the United States, for potential credit losses based on the age of the accounts receivable and the results of our periodic credit evaluations of our customers’ financial condition.  Recently, the Italian government has been experiencing severe fiscal and debt crises, including its increasingly uncertain ability to service its sovereign debt obligations, caused in part by the declining global markets and economic conditions.  Accordingly, we are subject to certain economic, business and, in particular, credit risk if our customers located in Italy which are hospitals or laboratories controlled by the Italian government do not pay amounts owed to us, extend payment cycles even further or ask us to accept a lower payment amount than is owed to us.  Our current allowances for doubtful accounts may not be adequate and we may be required to make additional allowances, which would adversely affect, and could materially adversely affect, our operating results in the period in which the determination or allowance is or was made.  Any of these factors could materially and adversely affect our business, prospects, operating results, financial condition and cash flows.

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

IVAX Diagnostics, Inc.

Date: November 18, 2011	By:	/s/ Arthur R. Levine
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