Form 10-K
period 2011-12-31
IVAX DIAGNOSTICS INC
filed 2012-04-16
CIK 1095858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011	Commission File Number 1-14798

IVAX Diagnostics, Inc. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3500746 (I.R.S. Employer Identification No.)

2140 North Miami Avenue, Miami, Florida 33127 (Address of principal executive offices, including zip code)
(305) 324-2300 (Registrant's telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 (Title of class)	NYSE Amex (Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2011, was approximately $6,965,000 computed by reference to the price at which the common equity was last sold on the NYSE Amex on such date.

As of April 9, 2012, there were 34,391,554 shares of common stock outstanding.

Documents Incorporated by Reference:

None.

IVAX Diagnostics, Inc.

Annual Report on Form 10-K

for the year ended December 31, 2011

PART I

ITEM 1.	BUSINESS

General. We are the parent corporation of the following three subsidiaries:

•	Delta Biologicals, S.r.l.;

•	Diamedix Corporation; and

•	ImmunoVision, Inc.

Through these subsidiaries, we develop, manufacture and market diagnostic test kits, or assays, and automated systems that are used to aid in the detection of disease markers primarily in the areas of autoimmune and infectious diseases. These tests, which are designed to aid in the identification of the causes of illness and disease, assist physicians in selecting appropriate patient treatment. Most of our tests are based on Enzyme Linked ImmunoSorbent Assay, or ELISA, technology, a clinical testing methodology used worldwide. Specific tests are prepared using a 96 well microplate format whereby specific antigens are typically coated on the wells of a microplate during the manufacturing process. A test using ELISA technology involves a series of reagent additions to the microplate causing a reaction that results in a visible color in the wells. The amount of color is directly proportionate to the amount of the specific analyte in the patient sample. Our kits are designed to be performed either manually or in an automated format. In addition to our line of diagnostic kits, we also design and manufacture laboratory instruments that perform the tests and provide fast and accurate results, while reducing labor costs. Our existing proprietary instruments, named the Mago® 4, Mago® 4S, Mago® Plus and Aptus® systems, include a fully-automated ELISA processor operating with our own user-friendly software, which allows customers to perform tests in an automated mode. In 2009, we updated the Mago® Plus instrument to include the capability to process ELISA and ImmunoFluorescent Assay, or IFA, simultaneously. In the fourth quarter of 2009, we completed the development of, received European regulatory approvals for, and began non-domestic commercial deliveries of, an upgraded version of the Mago® Plus instrument, named the Mago® 4, which performs both ELISA and IFA techniques simultaneously, performs positive sample identification and utilizes disposable pipette tips. The Mago® 4 offers an enhanced automation solution to customers who prefer a more compact, lower-priced instrument with features and benefits similar to many of the other instruments currently offered in the marketplace. In 2010, we continued the development of a variation of the Mago® Plus, named the Mago® 4S, for the market in the United States. The Mago® 4S also performs both ELISA and IFA techniques simultaneously. In January 2011, we received the required 510(k) regulatory clearance for the Mago® 4S and, later in 2011,we began to market the instrument in the United States. We also develop, manufacture and market raw materials, such as antigens used in the production of diagnostic kits.

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

Delta, which IVAX Corporation, our former parent company, or IVAX, acquired in 1991, was established in 1980. From its facility located in Pomezia, Italy, it manufactures scientific and laboratory instruments, including its proprietary Mago® 4, Mago® 4S and Mago® Plus systems, which include hardware, reagents and software. The market trend for in vitro diagnostic products is towards increased laboratory automation that allows laboratories to improve their efficiencies and lower cost. We believe that our proprietary Mago® 4, Mago® 4S, Mago® Plus and Aptus® systems should enable laboratories to achieve increased automation in the test sectors in which we compete. The Mago® 4, Mago® 4S, Mago® Plus and Aptus® systems, in association with over 250 specific ELISA-based and IFA assays acquired from Diamedix and third parties, as well as a complete line of allergy products, are sold in Italy through Delta’s sales representatives and independent agents, who are restricted from selling competing products. Delta also sells in Italy other diagnostic products manufactured by third parties. During the year ended December 31, 2011, approximately 74% of Delta's revenue generated from customers in Italy was revenue from government owned hospitals and the remaining 26% was revenue from private laboratories. Thus, sales in Italy are heavily concentrated in the public sector, which impacts the timing of collections. Delta also serves as the distribution and support center for selling these same products to distributors located in other European and international markets outside Italy.

Diamedix was established in 1986 after it acquired all of the assets and retained substantially all of the personnel of Cordis Laboratories, Inc., a company that had developed, manufactured and marketed diagnostic equipment since 1962. IVAX acquired Diamedix in 1987. Diamedix’ products are sold in the United States through Diamedix’ sales force and in international markets through third party distributors. Diamedix markets or distributes approximately 100 assays that the United States Food and Drug Administration, or FDA, has cleared. Our autoimmune product line consists of approximately 50 ELISA test kits and approximately 50 IFA assays that the FDA has cleared. These products include test kits for screening antinuclear antibodies and specific tests to measure antibodies to dsDNA, SSA, SSB, Sm, Sm/RNP, Scl 70, Jo-1, Rheumatoid Factor, MPO, PR-3, TPO, TG, and others. These products are used for the diagnosis and monitoring of autoimmune diseases, including Systemic Lupus Erythematosus, or SLE, Rheumatoid Arthritis, Mixed Connective Tissue Disease, Sjogren's Syndrome, Scleroderma, and Dermatopolymyositis. Our infectious disease product line, together with kits obtained from third party companies, includes approximately 30 kits that the FDA has cleared, including Toxoplasma IgG, Toxoplasma IgM, Rubella IgG, Rubella IgM, Cytomegalovirus, or CMV, IgG, CMV IgM, Herpes Simplex Virus, or HSV, IgG, HSV IgM, Measles, Varicella Zoster Virus, or VZV, Lyme Disease, H. pylori, Mumps, six different Epstein-Barr Virus, or EBV, kits and others. In international markets, this line of autoimmune and infectious disease products is supplemented by additional products that are obtained from third party companies. Diamedix is located in Miami, Florida.

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

On September 1, 2010, ERBA Diagnostics Mannheim GmbH, or ERBA, an in vitro diagnostics company headquartered in Germany, the parent company of which is Transasia Bio-Medicals Ltd., or Transasia, purchased all of the approximately 72.4% of the outstanding shares of our common stock then owned by the Debregeas-Kennedy Group for an aggregate purchase price of approximately $15,000,000, or $0.75 per share. As a result of this share acquisition and the consummation of the initial transactions contemplated by the investment made by ERBA, as further described below, including ERBA’s purchase from us, and our issuance to ERBA, of 6,666,667 shares of our common stock, and ERBA’s exercise, in part, of the warrant, as further described below, for 600,000 shares of our common stock, ERBA now beneficially owns, directly or indirectly, approximately 78.0% of the outstanding shares of our common stock.

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

Our focus is specifically centered on the immunoassay segment of the in vitro diagnostics market. By product segment, the enzyme immunoassay systems market continues to remain the largest and the fastest growing product segment in the global immunoassay systems market, by value. Further, our focused effort remains on the market for autoimmune and infectious disease immunoassay products.

Research and Development. We devote substantial resources for research and development. We incurred $1.5 million in 2011 and $1.6 million in 2010 for research and development activities. Our research and development efforts have been targeted primarily towards the development of the Mago® 4 and Mago® 4S. Both products have now received their respective regulatory approval. We are continuing our research and development in 2012, both for making improvements to the Mago® 4 and Mago® 4S as well as planning for the next-generation instrument. In the fourth quarter of 2011, a subsidiary of the Company entered into a contract research and development agreement with ERBA for a total of Euro 700,000, pursuant to which ERBA has agreed to pay the subsidiary a total amount of Euro 133,000, equivalent to approximately $186,000, during the fourth quarter of 2011 and an additional Euro 567,000 during 2012 for the results of certain research and development. We also plan to expand the menu of test kits we offer in the autoimmune and infectious disease testing sectors and we are considering entering additional diagnostic test sectors.

Sales and Marketing. We currently market our products in the United States primarily through our own sales force to hospitals, reference laboratories, clinical laboratories and research laboratories, as well as to other commercial companies that manufacture diagnostic products. In 2011, we began to distribute our products in the United States through certain independent distributors. We also sell some of our products to pharmaceutical and biotechnology companies. We market our products in certain international markets through a network of independent distributors. We market and sell our products in Italy through Delta’s sales representatives and independent agents, who are restricted from selling competing products. We also sell our products in other global markets through a number of independent distributors. Sales personnel are trained to demonstrate our products in the laboratory setting. Our marketing and technical service departments located in Miami, Florida, Springdale, Arkansas and Pomezia, Italy support their efforts. We participate in a number of industry trade shows, primarily in the United States and Europe.

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

Competition. The autoimmune and infectious disease market is comprised of more than 10 competitors. However, many of the competitors in the marketplace utilize contract manufacturing to bring their products to market. We are one of only a small number of competitors in the autoimmune and infectious disease market that vertically integrate the manufacturing process from raw material through production and regulatory approval. We believe this vertical integration also affords us the possibility to expand our business by contract and raw material manufacturing relationships.

We compete on a worldwide basis and there are numerous competitors in the specific market sectors in which we offer our products. These competitors range from major pharmaceutical companies to development stage diagnostic companies. Many of these companies are much larger and have significantly greater financial, technical, manufacturing, sales and marketing resources than us.

The diagnostics industry has experienced considerable consolidation through mergers and acquisitions in the past several years. At the same time, the competition in test sectors, such as the autoimmune sector, is very fragmented as it is comprised of primarily small companies with no single company possessing a dominant market position. We compete in the marketplace on the basis of the quality of our products, price, instrument design and efficiency, as well as our relationships with customers. Our competitors include, among others, Bio-Rad Laboratories, DiaSorin, INOVA, Alere, Meridian Bioscience and The Binding Site.

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

Personnel. As of March 1, 2012, we had approximately 87 full time employees, of whom 7 were managerial, 52 were technical and manufacturing, 7 were administrative and 21 were sales, marketing and service.

Intellectual Property. The technology associated with the design and manufacture of the Mago® 4, Mago® 4S, Mago® Plus and Aptus® instruments is not protected by patent registrations or license restrictions. The Aptus® instrument is no longer manufactured. Until 2010, the Mago® Plus instrument had been our primary product. In the future, we expect that the Mago® 4, Mago® 4S and other derivations of and upgrades to the Mago® will be our primary platforms for marketing our kits.

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

Our audit report for the year ended December 31, 2010 had included an explanatory paragraph which had indicated substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements included in this Annual Report on Form 10-K have been prepared assuming that we will continue as a going concern. The independent auditors’ report issued in conjunction with our consolidated financial statements for the year ended December 31, 2010 had contained an explanatory paragraph which had indicated that certain matters had raised substantial doubt about our ability to continue as a going concern. We have taken or are in the process of evaluating or undertaking certain actions which, if successful, we believe will be sufficient to provide us with the ability to continue in existence.

On April 8, 2011, we entered into a stock purchase agreement with ERBA, pursuant to which we agreed to sell and issue to ERBA an aggregate of 20,000,000 shares of our common stock for an aggregate purchase price of $15,000,000 and warrants to purchase an additional 20,000,000 shares of our common stock. On June 30, 2011, ERBA paid us $5,000,000 in order to consummate the initial transactions contemplated by the investment. As a result, we issued to ERBA 6,666,667 shares of our common stock and, in connection with the consummation of the initial transactions contemplated by the investment, a warrant to purchase 20,000,000 shares of our common stock, with a five year term and an exercise price per share of our common stock equal to $0.75. The warrant is exercisable only to the extent that shares of our common stock have been purchased under the stock purchase agreement. As of December 31, 2011, the warrant was exercisable for 6,666,667 shares of our common stock. Pursuant to the stock purchase agreement, as amended on December 29, 2011, we have also agreed to issue to ERBA an additional 6,666,667 shares of our common stock for an aggregate purchase price of $5,000,000, as well as an additional 6,666,666 shares of our common stock for an aggregate purchase price of $5,000,000, in each case, on the date that is 60 days after the date on which a majority of the independent directors on our board of directors determines by vote or written consent that such additional transaction shall occur and causes notice thereof to be delivered to ERBA. There can be no guarantee that the remaining 13.3 million shares would be purchased for $10 million. The net proceeds of the investment, whether or not the warrants are exercised, may not provide adequate cash resources to fund our operations or liquidity needs for the reasonably foreseeable future.

On June 10, 2011, Diamedix entered into a loan agreement with City National Bank of Florida, which provides for a secured, revolving credit facility of up to $975,000. As of December 31, 2011, $736,566 had been drawn and was outstanding under this line of credit. The line of credit may not provide adequate cash resources to fund our operations or liquidity needs for the reasonably foreseeable future.

In April 2012, ERBA exercised, in part, the Warrant by paying an aggregate exercise price of $450,000 to us and, in connection therewith, we issued to ERBA 600,000 shares of our common stock.

We expect operating results to continue to improve based principally upon increases in revenue as a result of the commercial launch in 2011 of the Mago® 4S in the United States and increases in the United States and international revenue from new channels of distribution. We also expect operating results to improve as a result of certain initiatives we have adopted or are considering adopting in order to reduce expenses.

We cannot guarantee that we can generate net income, increase revenues, improve our cash flow or otherwise improve our liquidity, whether from existing operations, strategic initiatives or possible future sources of liquidity, including, without limitation, from the investment or the line of credit, issuing debt or equity securities, incurring indebtedness or curtailing or reducing our operations, and, if we cannot do so, then we may not be able to survive and any investment in our company may be lost.

The remaining transactions contemplated by the investment under the stock purchase agreement, as amended, may not be consummated on the contemplated terms, in the time frame anticipated, or at all.

The remaining transactions contemplated by the investment under the stock purchase agreement, as amended, may not be consummated on the contemplated terms, in the time frame anticipated, or at all. The decision to exercise the warrants will be made by ERBA based upon considerations it deems appropriate, which may include, among other things, the future market price of our common stock, which is subject to volatility and a number of other factors, many of which are beyond our control, and, when making any such decision to exercise the warrants, ERBA’s interests may conflict with our interests. Further, the warrants may not be exercised, in whole or in part. If any of the foregoing factors was to occur, then we may not have adequate cash resources to fund our operations or liquidity needs for the reasonably foreseeable future.

We have limited operating revenue and a history of primarily operational losses. If we continue to incur operating losses, then we may not have sufficient liquidity available to meet our needs.

For the year ended December 31, 2011, we recorded net revenues of $16.8 million and net loss of $3.3 million. For the year ended December 31, 2010, we recorded net revenues of $17.0 million and net loss of $4.2 million. Our principal source of short-term liquidity is, and during the past three years has been, existing cash and cash equivalents and short-term marketable securities. In connection with our evaluation of our operating results, financial condition and cash position, and specifically considering our results of operations and cash utilization during 2010 and 2011, we have enacted various measures to reduce expenses in order to improve future cash flow. As a result, our operating results improved in 2011 from the operating results achieved during 2010. During 2011, we also entered into the Stock Purchase Agreement, as amended, with ERBA and the line of credit with City National Bank of Florida. For the long-term, we intend to utilize principally existing cash and cash equivalents, as well as internally generated funds, which we anticipate will be derived primarily from our operations as well as possible sources of debt and equity financings, including, without limitation, from the investment or the line of credit. There is, however, no assurance that existing cash and cash equivalents will, in the short- or long-term, satisfy all of our cash requirements and fund any losses from operations. Furthermore, there can be no assurance that we will be able to operate on a profitable basis or internally generate funds from our operations. If existing cash and cash equivalents are insufficient to finance operations, if we are unable to operate on a profitable basis or internally generate funds from our operations, or if existing and possible future sources of liquidity described above, including, without limitation, from the investment or the line of credit, are insufficient, then we may be required to curtail or reduce our operations. There can be no assurance that, if we seek to raise additional funds through issuing debt or equity securities or incurring indebtedness, any such additional funds would be available on acceptable terms or at all.

Concerns regarding the Italian government fiscal and debt crises could have a material adverse effect on our operating results.

A substantial portion of our accounts receivable are concentrated in Italy and may be affected by the recent fiscal and debt crises facing the Italian government. As of December 31, 2011 and December 31, 2010, $4.2 million and $3.8 million, respectively, of our total net accounts receivable were due from customers of our Italian subsidiary, the majority of which are located in Italy. Of our total net accounts receivable, 36% at December 31, 2011 and 39% at December 31, 2010 were due from hospitals and laboratories controlled by the Italian government. We maintain allowances for doubtful accounts, particularly in Italy where payment cycles are longer than in the United States, for potential credit losses based on the age of the accounts receivable and the results of our periodic credit evaluations of our customers’ financial condition. Recently, the Italian government has been experiencing severe fiscal and debt crises and a recession, including its increasingly uncertain ability to service its sovereign debt obligations, caused in part by the declining global markets and economic conditions. Accordingly, we are subject to certain economic, business and, in particular, credit risk if our customers located in Italy which are hospitals or laboratories controlled by the Italian government do not pay amounts owed to us, extend payment cycles even further or ask us to accept a lower payment amount than is owed to us. Our current allowances for doubtful accounts may not be adequate and we may be required to make additional allowances, which would adversely affect, and could materially adversely affect, our operating results in the period in which the determination or allowance is or was made. Any of these factors could materially and adversely affect our business, prospects, operating results, financial condition and cash flows in the near term.

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

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of December 31, 2011 and 2010, our accounts receivable were $6.7 million and $5.7 million, respectively, and our allowance for doubtful accounts was $0.7 million and $0.4 million, respectively. There is no assurance that we will collect our outstanding accounts receivable or that our allowance for doubtful accounts will be adequate.

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

Our strategic initiatives, including our automation strategy, our development and commercial release of the upgraded versions of our existing Mago® 4 and 4S instruments and the expansion of our menu of test kits, may not be successful.

Our test kits are designed to be performed either manually or in an automated format. We also design and manufacture our laboratory instruments to perform tests in a fully-automated mode. In furtherance of our automation strategy, we have developed upgraded versions of our existing Mago® Plus instrument, which are named the Mago® 4 and the Mago® 4S. During the fourth quarter of 2009, we began commercial deliveries of the Mago® 4, which we marketed only outside of the United States. We have developed a variation of the Mago® Plus, named the Mago® 4S, which we began to market in the United States in 2011. We received clearance in the first quarter of 2011 from the FDA on the 510(k) premarket submission that we filed for the Mago® 4S. There can be no assurance that our financial condition, operating results or cash flows or the judgments and estimates we have made with respect to our inventory, property and equipment, equipment on lease, goodwill and product intangibles will not be impacted by the sales of existing products or development of new products.

We expect that derivations of and upgrades to the Mago® will become our primary platforms for marketing our kits. However, the development and marketing of new or enhanced products, including, without limitation, the Mago® 4 and Mago® 4S, is a complex and uncertain process. Accordingly, we cannot be certain that:

•	the Mago® 4 or Mago® 4S will perform as expected,
•	the derivations of or upgrades to the Mago® will become our primary platforms for marketing our kits,
•	the Mago® 4 or Mago® 4S will enable us to expand the menu of test kits we offer,
•	the Mago® 4 or Mago® 4S will be a source of revenue growth for us,
•	we will receive financial benefits or achieve improved operating results as a result of the commercial release of the Mago® 4 or the Mago® 4S,
•	we will be successful in the marketing of the Mago® 4 or Mago® 4S, or
•	customers will integrate the Mago® 4 or Mago® 4S into their operations as readily as expected.

Additionally, in an effort to expand the menu of test kits we offer, in September 2004, we entered into a license agreement with an Italian diagnostics company that allows us access to its technology for manufacturing certain hepatitis products. We expect this agreement to enable us to become more competitive in markets outside of the United States by providing us with technology that, over time, would allow us to internally manufacture many of our own hepatitis products with the “CE Marking,” as well as internally manufacture our own raw materials for those hepatitis products. During 2011, we obtained “CE Marking” for a number of hepatitis kits that we intend to manufacture and market. However, there remains a risk that we will not be able to manufacture and market these products successfully. While we believe that we will be able to bring these hepatitis kits to market, if the progress of our efforts to begin marketing these kits is further adversely impacted, then we may find it necessary to further delay the product launch of our hepatitis test kits.

Any of the above factors may materially and adversely affect our business, prospects, operating results, financial condition or cash flows.

Our implementation of our strategy, which includes focusing on the development of the Mago® 4 and Mago® 4S as platforms for marketing our kits, could adversely affect our business, prospects, operating results, financial condition or cash flows.

Since the fourth quarter of 2007, we have focused on the development of the Mago® 4 and Mago® 4S as a platform for marketing our kits. At December 31, 2011, we had approximately $0.3 million of intangible assets and approximately $0.1 million of accrued payables relating to the hepatitis technology product license. Although we obtained “CE Marking” during 2011 for a number of hepatitis kits that we intend to manufacture and market, the delays in obtaining “CE Marking”, in addition to negatively impacting our ability to timely introduce our new hepatitis test kits, may also negatively impact our ability to achieve our originally anticipated sales levels of these test kits. While we believe we will be able to bring hepatitis test kits to market, if the progress of our efforts to begin marketing hepatitis test kits is further adversely impacted, then we could be required to record an additional impairment charge with respect to all or a portion of the remaining $0.3 million value of our product license of hepatitis technology and pay all or a portion of the accrued payables relating to the product license. Any of these factors could materially and adversely affect our business, prospects, operating results, financial condition or cash flows.

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

We have sought to differentiate ourselves from our competitors through our proprietary instrument systems. While some of our competitors offer proprietary instruments, other competitors use third parties to manufacture these instruments for them. We manufacture our Mago® 4 and Mago® 4S instruments at Delta, our wholly-owned subsidiary in Italy. Additionally, our wholly-owned subsidiary, ImmunoVision, produces certain autoimmune reagents and our wholly-owned subsidiary, Diamedix, produces diagnostic test kits. There can be no assurance that we will realize cost savings or competitive advantages from our own production of scientific instruments, reagents or test kits.

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

We devote substantial resources to research and development to update and improve our existing products, as well as to develop new products and technologies. During 2011, we incurred approximately $1.5 million on our research and development efforts. We may in the future increase the amounts we spend on research and development depending upon, among other things:

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

Although our direct sales force consummates the majority of our sales in the United States, we also engage third party distributors to sell our products. In Italy, our products are sold through Delta’s sales representatives and independent agents. Our international sales outside of Italy are through third party distributors. There is no assurance that third party distributors or independent sales personnel will achieve acceptable levels of sales or that, if any of our existing arrangements expire or terminate, we will be able to replace any distributors or sales personnel on terms advantageous to us, or at all. Further, there is no assurance that we will be able to expand our distribution network by adding additional distributors or sales personnel. If third party distributors or independent sales personnel cease to promote our products, or if we are unable to make acceptable arrangements with distributors or sales personnel in other markets, our business, prospects, operating results or financial condition could be materially adversely affected.

We depend on our proprietary rights and cannot be certain of their confidentiality and protection.

Our success depends, in large part, on our ability to protect our current and future technologies and products and to defend our intellectual property rights. The technology associated with the design and manufacture of the Mago® 4 and Mago® 4S instruments is not protected by patent registrations or license restrictions. There can be no assurance that our competitors will not gain access to our trade secrets and proprietary and confidential technologies or that they will not independently develop similar or competing trade secrets and technologies. If others develop competing instruments or other products, then this could erode our competitive advantage and materially harm our business.

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

Following the conclusion of an inspection conducted in 2009 by the applicable notifying body required to obtain “CE Marking” for our hepatitis test kits, and a related meeting with the applicable notifying body during which we were informed that our filing requires additional clinical data, we concluded that the product launch of our hepatitis test kits would be further delayed. Accordingly, we determined that the carrying amount of the hepatitis technology product license was in excess of its fair value and recorded a non-cash impairment charge to operations totaling $0.4 million, reducing the value of our hepatitis technology product license to $0.3 million as of December 31, 2009, from $0.7 million as of December 31, 2008. At December 31, 2010, and again at December 31, 2011, we had approximately $0.3 million of intangible assets and approximately $0.1 million of accrued payables relating to the hepatitis technology product license. While we obtained “CE Marking” during 2011 for a number of hepatitis kits and we believe that we will be able to bring these hepatitis test kits to market, if the progress of our efforts to begin marketing these kits is further adversely impacted, then we may be required to record an additional impairment charge with respect to all or a portion of the remaining $0.3 million value of the hepatitis technology product license.

During the third quarter of 2007, we determined there was sufficient indication to require us to assess, in accordance with applicable accounting guidance, whether any portion of our goodwill balance, which is recorded in both ImmunoVision and Delta, was impaired. Based primarily upon our estimate of forecasted discounted cash flows for each of these subsidiaries and our market capitalization, we determined that the carrying amount of the goodwill at each of Delta and ImmunoVision was in excess of its respective fair value. We concluded that all $4.7 million of the goodwill recorded at Delta and $1.2 million of the $2.1 million of goodwill recorded at ImmunoVision was impaired. As a result, we recorded a noncash goodwill impairment charge to operations totaling $5.9 million during the third quarter of 2007. No impairment charge was recorded for the goodwill at ImmunoVision for 2010 or 2011. However, a continued decline in our market capitalization or sales by ImmunoVision could require us to record additional impairment charges in future periods for the remaining goodwill at ImmunoVision, which would have a material adverse effect on our financial position and operating results.

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

We have a significant wholly-owned subsidiary, Delta, located in Italy. For the years ended December 31, 2011 and 2010, Delta represented 31.3% and 30.5%, respectively, of our net revenues. In addition, our current business plan includes a goal of expanding our product reach on a global basis and specifically in key regions in Europe, South America and Asia. Conducting an international business inherently involves a number of difficulties, risks and uncertainties, such as:

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

For the years ended December 31, 2011 and 2010, 31.3% and 30.5%, respectively, of our net revenues were generated in currencies other than the United States dollar, and we anticipate that this percentage may increase in future periods as a result of our efforts to expand our product reach internationally. Fluctuations in the value of foreign currencies relative to the United States dollar affect our operating results. For instance, if the United States dollar strengthens relative to foreign currency, then our earnings generated in foreign currency will, in effect, decrease when converted into United States dollars, which could have a material and adverse effect on our operating results and cash flows. We do not use financial derivatives to hedge exchange rate fluctuations.

Our indebtedness may impact our financial condition and results of operations and the terms of our indebtedness may limit our activities.

As of December 31, 2011, we had approximately $737,000 of indebtedness outstanding under the Line of Credit pursuant to the Loan Agreement into which Diamedix, our wholly-owned subsidiary located in Miami, Florida, has entered with City National Bank of Florida. Subject to applicable restrictions in the Loan Agreement, we may incur indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including, without limitation, that we may be required to use a portion of our cash flow from operations for the payment of principal and interest due on our outstanding indebtedness, that our outstanding indebtedness and leverage will increase the impact of negative changes in general economic and industry conditions, as well as competitive pressures, and that our ability to obtain additional financing for working capital, capital expenditures or general corporate purposes may be impacted.

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

ERBA beneficially owns, directly or indirectly, approximately 78.0% of the issued and outstanding shares of our common stock. Further, assuming the full consummation of the investment under the stock purchase agreement, as amended, including the full exercise of the warrant, ERBA would currently beneficially own, directly or indirectly, approximately 88.7% of the issued and outstanding shares of our common stock. Under our certificate of incorporation, on issues for which our stockholders are eligible to vote, the affirmative vote of a majority of the shares represented at a meeting, in person or by proxy, and entitled to vote is required to approve an action. Consequently, ERBA, without the consent of any of our other stockholders, can approve actions that require stockholder approval and elect directors acceptable to them based on their share ownership. Suresh Vazirani, the Chief Executive Officer of ERBA, currently serves as executive Chairman of our Board of Directors, and Kishore “Kris” Dudani, the Marketing and Business Development Representative—South, Central and Latin America, of ERBA, currently serves as a member of our Board of Directors. Transasia is the parent company of ERBA.

At our 2011 annual meeting of stockholders, the requisite super-majority of our minority stockholders approved a proposal pursuant to which "business combinations" with ERBA and its affiliates and associates have been approved under Section 203 of the Delaware General Corporation Law.

At our 2011 annual meeting of stockholders, the requisite super-majority of our minority stockholders approved a proposal pursuant to which "business combinations" with ERBA and its affiliates and associates have been approved under Section 203 of the Delaware General Corporation Law.  As a result of such approval, there is not a time limit for any “business combinations” with ERBA and its affiliates and associates or a maximum number, or dollar value, of shares of our common stock, warrants and other convertible securities, debentures and any other securities that could be sold to ERBA and its affiliates and associates, and such approval included, among other transactions and opportunities, short-form mergers under Section 253 of the Delaware General Corporation Law.  However, such stockholder approval did not eliminate the need for approval by our board of directors of financing transactions or other strategic opportunities between us and ERBA and its affiliates and associates.  Accordingly, any financing transaction or other strategic opportunity with ERBA and its affiliates and associates would require the approval of the majority of the non-interested members of our board of directors, who, consistent with their fiduciary duties as members of the board of directors, would evaluate all transactions with ERBA and its affiliates and associates to ensure that such transactions are on market terms and in the best interests of us and all of our stockholders.  In addition, such stockholder approval constitutes approval of any applicable transaction or opportunity solely for purposes of Section 203 of the Delaware General Corporation Law. Accordingly, notwithstanding such stockholder approval, any transaction or opportunity which we may explore in the future with ERBA or its affiliates or associates that requires stockholder approval under any other law, rule or regulation would continue to be subject to stockholder approval, which approval may be obtained by means of a vote of our stockholders at an annual or special meeting of stockholders or, if permitted and deemed advisable by our board of directors, by written consent of holders of shares representing at least the minimum number of votes which would be required for the transaction or opportunity to be approved if it was considered and voted upon at any such meeting.

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

Our common stock has been listed and traded on the NYSE Amex (formerly known as the American Stock Exchange) since March 15, 2001. Because ERBA beneficially owns, directly or indirectly, approximately 78.0% of the issued and outstanding shares of our common stock, we have a limited non-affiliate market capitalization. As a result, our common stock has a limited trading volume, which may make it more difficult for our stockholders to sell their shares, and which may make the trading price of our common stock subject to price volatility.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements, which are subject to risks and uncertainties, in this Annual Report on Form 10-K. Forward-looking statements may be preceded by, followed by or otherwise include the words "may," "will," "believes," "expects," "anticipates," "intends," "plans," "estimates," "projects," "could," "would," "should," or similar expressions or statements that certain events or conditions may occur. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by these forward-looking statements. These forward-looking statements are based largely on our expectations and the beliefs and assumptions of our management and on the information currently available to it and are subject to a number of risks and uncertainties, including, but not limited to, the risks and uncertainties associated with:

•	our ability to continue as a going concern;
•	our ability to generate positive cash flow or otherwise improve our liquidity, whether from existing operations, strategic initiatives or possible future sources of liquidity, including, without limitation, from the investment or the line of credit, issuing debt or equity securities, incurring indebtedness or curtailing or reducing our operations;
•	the remaining transactions contemplated by the investment under the stock purchase agreement, as amended, may not be consummated on the contemplated terms, in the time frame anticipated, or at all;

•	the net proceeds of the investment, whether or not the warrants are exercised, may not provide adequate cash resources to fund our operations or liquidity needs for the reasonably foreseeable future;
•	our ability to achieve or sustain profitability from our operations or otherwise secure funds to provide the basis for our long-term liquidity;
•	our broad discretion in our use of the net proceeds from the investment;
•	the warrants may not be exercised, in whole or in part;
•	the decision to exercise the warrants will be made by ERBA based upon considerations it deems appropriate, which may include, among other things, the future market price of our common stock, which is subject to volatility and a number of other factors, many of which are beyond our control, and, when making any such decision to exercise the warrants, ERBA’s interests may conflict with our interests;
•	our ability to pay when due the principal and interest on our outstanding indebtedness under the line of credit;
•	our ability to operate our business under the restrictions imposed by the positive and negative covenants to which we are subject under the loan agreement in connection with the line of credit;
•	economic, competitive, political, governmental and other factors affecting us and our operations, markets and products;
•	the success of technological, strategic and business initiatives, including our automation strategy;
•	the ability of the Mago® 4S to perform as expected;
•	the impact of the commercial release of the Mago® 4S on the judgments and estimates we have made with respect to our financial condition, operating results and cash flows;
•	the impact on our financial condition and operating results of making or changing judgments and estimates as a result of future design changes to, or the development of improved instrument versions of, the Mago® 4 or Mago® 4S or as a result of future demand for the Mago® 4 or Mago® 4S;
•	the ability of the Mago® 4 or Mago® 4S to be a source of revenue growth for us;
•	our ability to receive financial benefits or achieve improved operating results as a result of the commercial release of the Mago® 4 or the Mago® 4S;
•	the ability of the Mago® 4 or Mago® 4S to be a factor in our growth;
•	the ability of the Mago® 4 or Mago® 4S to expand the menu of test kits we offer;
•	making derivations of and upgrades to the Mago® our primary platforms for marketing our kits;
•	our ability to successfully market the Mago® 4 or Mago® 4S;
•	our customers’ integration of the Mago® 4 or Mago® 4S into their operations;
•	our ability to successfully market the DSX™ and DS2™ instrument systems from Dynex Technologies in conjunction with our test kits on a worldwide basis;
•	the success of our comprehensive review of our business plans and operations and the initiatives that we have implemented or may implement based on the results of such review;
•	our ability to improve our competitive position to the extent anticipated, or at all, as a result of our comprehensive review of our business plans and operations and the initiatives that we have implemented or may implement based on the results of such review;

•	our ability to expand the menu of test kits that we offer to include other complementary infectious disease or autoimmune testing sectors or otherwise;
•	the response of our current customer base to an expansion of our menu of test kits;
•	our ability to achieve organic growth;
•	our ability to identify or consummate acquisitions of businesses or products;
•	our ability to integrate acquired businesses or products;
•	our ability to enhance our position in laboratory automation;
•	our ability to expand our product offerings and/or market reach, including, without limitation, our ability to increase our presence in key countries in Europe, South America, Asia as well as other international markets, or become a leader in the diagnostics industry;
•	the impact the existing global economic conditions may have on our financial condition, operating results and cash flows;
•	the impact of healthcare regulatory reform;
•	constantly changing, and our compliance with, governmental regulation;
•	the impact of our adoption or implementation of new accounting statements and pronouncements on our financial condition and operating results;
•	our limited operating revenues and history of primarily operational losses;
•	our ability to collect our accounts receivable, particularly in Italy, and the impact of making or changing judgments and estimates regarding our allowances for doubtful accounts on our financial condition and operating results;
•	our ability to utilize our net operating losses, whether subject to limitations or not, and its impact on our financial condition and operating results;
•	the impact of any future limitations on our ability to utilize our net operating losses in the event of any future change in control or similar transaction;
•	the impact of making or changing judgments and estimates regarding our deferred tax liabilities and our valuation allowances and reserves against our deferred tax assets on our financial condition and operating results;
•	the impact of making or changing judgments and estimates regarding our goodwill, including the remaining goodwill recorded at ImmunoVision, and other intangible assets, such as our hepatitis technology product license, on our financial condition and operating results;
•	our ability to achieve cost advantages from our own manufacture of instrument systems, reagents and test kits;
•	our ability to grow beyond the autoimmune and infectious disease markets and to expand into additional diagnostic test sectors;
•	our ability to obtain product technology from the Italian diagnostics company that would enable us to manufacture our own hepatitis products;
•	our ability to introduce and market our own hepatitis products in the European Union when expected, or at all, including the potential that any further delays may require us to record an additional impairment charge with respect to the value of our hepatitis technology product license or pay all or a portion of our accrued payables relating to the product license;

•	our ability to internally manufacture our own hepatitis products and raw materials for these products and to become competitive in markets outside of the United States;
•	our ability to derive revenue from our manufacture and sale of our own hepatitis products;
•	the impact of the anticipated timing of the commercial launch of our own hepatitis products on the judgments and estimates we have made with respect to our financial condition, operating results and cash flows;
•	our production capacity at our facility in Miami, Florida;
•	our ability to successfully improve our facilities and upgrade or replace our equipment and information systems in the timeframe and utilizing the amount of funds anticipated or at all;
•	our dependence on agreements with IVAX, third party distributors and key personnel;
•	consolidation of our customers affecting our operations, markets and products;
•	reimbursement policies of governmental and private third parties affecting our operations, markets and products;
•	price constraints imposed by our customers and governmental and private third parties;
•	our ability to increase the volume of our reagent production to meet increased demand;
•	protecting our intellectual property;
•	political and economic instability and foreign currency fluctuation affecting our foreign operations;
•	the effects of utilizing cash to assist Delta in maintaining its compliance with capital requirements established by Italian law;
•	the holding of a significant portion our cash and cash equivalents at a single brokerage firm, including risks relating to the bankruptcy or insolvency of such brokerage firm;
•	litigation regarding products, distribution rights, intellectual property rights, product liability and labor and employment matters;
•	voting control of our common stock by ERBA;
•	conflicts of interest with ERBA and its affiliates, including Suresh Vazirani and/or Kishore “Kris” Dudani, and with our officers, employees and other directors; and
•	other factors discussed elsewhere in this Annual Report on Form 10-K.

Many of these factors are beyond our control.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Miami, Florida. Our corporate headquarters share facilities with Diamedix, which owns approximately 52,000 square feet of buildings at its facility in Miami, Florida. From this facility, Diamedix conducts research and development of in vitro diagnostic products, reagent kit manufacturing, marketing and corporate management activities. Delta leases approximately 34,000 square feet of industrial space in Pomezia, Italy, which houses warehouse, production and commercial office facilities. This facility is where our proprietary instrumentation is manufactured. ImmunoVision leases approximately 5,700 square feet of commercial space in Springdale, Arkansas.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE Amex (formerly known as the American Stock Exchange) and trades under the symbol “IVD.”

As of the close of business on April 9, 2012, there were approximately 115 holders of record of our common stock.

The following table sets forth the high and low sales prices of a share of our common stock for each quarter in 2011 and 2010, as reported by the NYSE Amex:

2011	High	Low
Fourth Quarter	$0.64	$0.40
Third Quarter	0.99	0.56
Second Quarter	1.23	0.51
First Quarter	1.80	0.55

2010	High	Low
Fourth Quarter	$0.61	$0.52
Third Quarter	0.72	0.51
Second Quarter	0.80	0.42
First Quarter	0.75	0.41

We did not declare or pay cash dividends on our common stock during 2011 or 2010, and we do not intend to pay any cash dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

PART II

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements on pages 45 to 77 of this Annual Report on Form 10-K.

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

Our management reviews financial information, allocates resources and manages the business as two segments defined by geographic region. One segment—the domestic region—contains Diamedix and ImmunoVision, our subsidiaries located in the United States and corporate operations. Our other segment—the European region —contains Delta, our subsidiary located in Italy.

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

On September 1, 2010, ERBA Diagnostics Mannheim GmbH, or ERBA, an in vitro diagnostics company headquartered in Germany, the parent company of which is Transasia Bio-Medicals Ltd., or Transasia, purchased all of the approximately 72.4% of the outstanding shares of our common stock then owned by the Debregeas-Kennedy Group for an aggregate purchase price of approximately $15,000,000, or $0.75 per share. As a result of this share acquisition, the consummation of the initial transactions contemplated by the investment made by ERBA, as further described below, including ERBA’s purchase from us, and our issuance to ERBA, of 6,666,667 shares of our common stock, and ERBA’s exercise, in part, of the warrant, as further described below, for 600,000 shares of our common stock, ERBA now beneficially owns, directly or indirectly, approximately 78.0% of the outstanding shares of our common stock.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2011 COMPARED TO THE YEAR ENDED DECEMBER 31, 2010

OVERVIEW

Net loss totaled $3,297,000 in 2011 compared to net loss of $4,215,000 in 2010. Operating loss was $3,228,000 in 2011 compared to operating loss of $4,173,000 in 2010. The reduction in both net loss and loss from operations in 2011 compared to 2010 resulted primarily from reductions in operating expenses. Net revenues decreased by $272,000 to $16,760,000 in 2011 from $17,032,000 in 2010, consisting of a decrease in net revenues from domestic operations of $332,000, from $11,839,000 in 2010 to $11,507,000 in 2011, partially offset by an increase in net revenues from European operations of $60,000, including the effect of exchange rate fluctuations of the United States dollar relative to the Euro, which increased 2011 revenue by $264,000. Gross profit decreased by $217,000 to $8,602,000 in 2011 from $8,819,000 in 2010, primarily as the result of the decline in net revenue. Gross profit as a percentage of net revenues decreased to 51.3% during 2011 from 51.8% during 2010, principally as a result of higher sales of instruments, which have lower margins than reagent sales.

Operating expenses decreased to $11,830,000 in 2011 from $12,992,000 in 2010, mainly as a result of decreases in general and administrative expenses. Comparing 2011 to 2010, selling expenses increased by $152,000, general and administrative expenses decreased by $1,127,000, and research and development expenses decreased by $187,000.

NET REVENUES AND GROSS PROFIT

			Period over Period
	2011	2010	Increase (Decrease)
Net Revenues
Domestic	$11,507,000	$11,839,000	$(332,000)
European	5,253,000	5,193,000	60,000
Total	16,760,000	17,032,000	(272,000)

Cost of Sales	8,158,000	8,213,000	(55,000)

Gross Profit	$8,602,000	$8,819,000	$(217,000)
% of Total Net Revenues	51.3%	51.8%

Net revenues in 2011 decreased by $272,000, or 1.6%, from 2010. This decrease was comprised of decreases of $332,000 in net revenues from domestic operations offset by an increase of $60,000 in net revenues from European operations. Offsetting the decline in net revenues is the effect of an increase of $264,000 in net revenues from European operations due to fluctuation of the United States dollar relative to the Euro, as further discussed in “Currency Fluctuations” below. As measured in Euros, net revenues from European operations in 2011 decreased by 3.4% compared to 2010. Net revenues from domestic operations in 2011 decreased by 5.0% compared to 2010. The decrease in net revenues from domestic and European operations was principally due to reagent volume declines, offset by higher instrument sales.

Gross profit in 2011 decreased by $218,000, or 2.5%, from the prior year. The decrease in gross profit was primarily attributable to the decline in net revenues, offset by the effect of exchange rate fluctuations described above. The decrease in gross profit as a percentage of net revenues to 51.3% in 2011 from 51.8% in 2010 resulted mainly from higher sales of instruments, which have lower margins than reagent sales.

OPERATING EXPENSES

		% of		% of	Period over Period
	2011	Revenue	2010	Revenue	Increase (Decrease)

Selling	$5,054,000	30.1%	$4,902,000	28.8%	$152,000

General and Administrative	5,324,000	31.8%	6,451,000	37.9%	(1,127,000)

Research and Development	1,452,000	8.7%	1,639,000	9.6%	(187,000)

Total Operating Expenses	$11,830,000	70.6%	$12,992,000	76.3%	$(1,162,000)

The increase of $152,000 in selling expenses was primarily due to salaries for newly hired sales personnel and marketing expenses related to the launch of new products and trade shows.

The decrease of $1,127,000 in general and administrative expenses was due to a decrease in the number of executive officers and reduction in travel and consulting fees. Additionally, 2010 included approximately $700,000 of severance cost, which was not incurred in 2011. The overall decrease in general and administrative expenses is net of increases in bad debt provisions (primarily in Italy)($389,000 in 2011 compared to $57,000 in 2010).

The decrease in research and development expenses of $187,000 was due principally to the decrease in research and development expenses in the United States following the regulatory approval and commercial release of the Mago® 4S.

LOSS FROM OPERATIONS

Loss from operations totaled $3,228,000 in 2011 as compared to loss from operations of $4,173,000 in 2010. Loss from operations in 2011 was composed of a $1,371,000 loss from domestic operations and a $1,857,000 loss from European operations. Loss from operations in 2010 was composed of a $2,582,000 loss from domestic operations and a $1,591,000 loss from European operations.

OTHER INCOME/EXPENSE, NET

Total other expense, net for 2011 aggregates to approximately $361,000 compared to other income, net in 2010 of $70,000. Other expense in 2011 includes an unrealized foreign exchange loss of approximately $327,000 on cash deposit held in Euros. Other income in 2010 includes the net proceeds of approximately $220,000 from a cash grant awarded to us, less currency exchange losses, recurring banking fees and one-time fees related to arrangements with a leasing company. During the fourth quarter of 2010, we received the cash grant discussed above.  This cash grant was awarded to us under the Qualifying Therapeutic Discovery Projects Program (Section 48D of the Internal Revenue Code, which was enacted as part of the Patient Protection and Affordable Care Act of 2010) in connection with therapeutic discovery projects relating to the Mago® 4S and certain diagnostic Enzyme-linked Immunosorbent Assay and Immunofluorescence Assay test kits.

There was net interest income of $4,000 in 2010 and net interest expense of $22,000 in 2011. The expense in 2011 was related to the revolving line of credit entered into during 2011.

INCOME TAX PROVISION

We recorded a net income tax benefit of $292,000 during 2011 and a provision of $111,000 during 2010. During 2011, our wholly-owned subsidiary in Italy – Delta Biologicals, S.r.l. – eliminated the balance of its intercompany loan of approximately $1,900,000 due to us, as a result of converting the loan to capital (equity). We had accrued for a potential withholding tax that would have been due upon payment of the interest on the loan. With the conversion of the balance to equity, approximately $400,000 of withholding tax liability was relieved during the three months ended June 30, 2011, as the accrued interest would not be paid and therefore no withholding tax should be accrued. This reversal of the tax liability was recorded in the three months ended June 30, 2011 as a one-time credit to income tax expense in the accompanying consolidated financial statements.

The current portion of our tax provisions in both 2011 and 2010 relates to Italian local income taxes based upon applicable statutory rates effective in Italy, while the deferred tax provision in these same periods relates to domestic tax deductible goodwill. No current tax benefit was recorded during 2010 and 2011 on our losses because we had a full valuation allowance against the net deferred income tax assets.

NET LOSS

We generated a net loss of $3,297,000 in 2011 as compared to a net loss of $4,215,000 in 2010. Our basic and diluted loss per common share was $0.11 in 2011 as compared to a basic and diluted loss per common share of $0.15 in 2010. The net loss for both years resulted primarily from the various factors discussed above. See Note 3, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a description of the calculation of loss per common share.

LIQUIDITY AND CAPITAL RESOURCES

The independent auditors’ report issued in conjunction with our consolidated financial statements for the year ended December 31, 2010 contained an explanatory paragraph indicating that certain matters raised substantial doubt about our ability to continue as a going concern.

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

At December 31, 2011, our working capital was $8,631,000 compared to $7,081,000 at December 31, 2010. Cash and cash equivalents totaled $3,653,000 at December 31, 2011 and $1,826,000 at December 31, 2010.

Net cash flows of $2,693,000 were used in operating activities during 2011 as compared to $1,883,000 that were used in operating activities during 2010. Cash used in operating activities during 2011 was the result of the net loss of $3,297,000 and changes in operating assets and liabilities of $928,000, offset by non-cash items of $1,533,000. The non-cash items include depreciation and amortization, non-cash compensation, a provision for doubtful accounts receivable, a provision for inventory obsolescence, non-cash compensation and deferred income taxes. Cash provided by changes in operating assets and liabilities was due to changes in accounts receivable, inventories, other current assets, accounts payable and accrued expenses and other long-term liabilities. Cash used in operating activities during 2010 was the result of the net loss of $4,215,000 offset by non-cash items of $1,090,000 and changes in operating assets and liabilities of $1,242,000. The non-cash items include depreciation and amortization, non-cash compensation, a provision for doubtful accounts receivable, a provision for inventory obsolescence, non-cash compensation and deferred income taxes. Cash provided by changes in operating assets and liabilities was due to changes in accounts receivable, inventories, other current assets, accounts payable and accrued expenses and other long-term liabilities.

Net cash of $626,000 was used in investing activities during 2011 as compared to $368,000 that was used in investing activities during 2010. The cash flows relating to investing activities in 2011 were principally for capital expenditures (including the upgrade of our information technology infrastructure in the United States) and acquisition of equipment on lease, offset by cash released from restricted deposits.

Financing activities during the year ended December 31, 2011 reflect the consummation of two significant financing arrangements – the Line of Credit under the Loan Agreement, under which we have drawn down an amount of $737,000 as of December 31, 2011, and the Investment under the Stock Purchase Agreement, resulting in our receipt of net proceeds (after expenses of $400,000 related to the offering) of $4,600,000. In April 2012, ERBA exercised, in part, the Warrant by paying an aggregate price of $450,000 to us. We also incurred capital lease payments of $72,000 and bank financing costs of $101,000 in 2011. During 2010, we acquired equipment aggregating $222,000 under a capital lease and repaid approximately $38,000 during the year.

Liquidity is expected to be sufficient through the end of 2012 from the combination of the existing cash and cash equivalents at December 31, 2011, the exercise of warrants subsequent to December 31, 2011 and the other sources of future cash flow described above.

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

Our product research and development expenditures were $1,451,000 in 2011. In the fourth quarter of 2011, a subsidiary of the Company entered into a contract research and development agreement with ERBA for a total of Euro 700,000, pursuant to which ERBA has agreed to pay the subsidiary a total amount of Euro 133,000, equivalent to approximately $186,000, during the fourth quarter of 2011 and an additional Euro 567,000 during 2012 for the results of certain research and development. Actual expenditures will depend upon, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. There can be no assurance that these expenditures will result in the development of new products or product enhancements, that we will successfully complete products under development, that we will obtain regulatory approval or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed. Our sales, marketing and service expenses totaled $5,054,000 in 2011. We may increase spending in certain of these areas in 2012 as we expand in new markets and support new distribution channels.

We may need to utilize cash to assist our European subsidiary, Delta Biologicals, in maintaining its compliance with capital requirements established by Italian law. In connection with our evaluation of our operating results, financial condition and cash position, and specifically considering our results of operations and cash utilization during 2011, we continue to implement measures expected to improve future cash flow. To this end, we expect operating results to improve from the operating results achieved during 2011 based principally upon increases in revenue as a result of new channels of distribution in the United States and international markets.

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

Off-Balance Sheet Arrangements. As of December 31, 2011, we had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain allowances for doubtful accounts, particularly in Italy for the operations of our European subsidiary, for estimated losses based on historical loss percentages resulting from the inability of our customers to make required payments. In many instances our receivables in Italy, while currently due and payable, take in excess of a year to collect. Additionally, we may receive payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances. Consequently, we may consider the potential receipt of those types of payments in determining our allowance for doubtful accounts. If contemplated payments are not received when expected or at all, if negotiated agreements are not complied with in a timely manner or at all, or if the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, then our operating results could be materially adversely affected during the period in which we make the determination to increase the allowance for doubtful accounts. Our consolidated allowances for doubtful accounts were $717,000 and $399,000 as of December 31, 2011 and December 31, 2010, respectively. This increase resulted almost entirely in Italy from the operations of our European subsidiary.

INVENTORY

We regularly review inventory quantities on hand, which include components for current or future versions of products and instrumentation. If necessary, we record a provision for excess and obsolete inventory based primarily on our estimates of component obsolescence, product demand and production requirements, as well as based upon the status of a product within the regulatory approval process. In accordance with our inventory accounting policy, our inventory balance at December 31, 2011 included components for current or future versions of products and instrumentation.

Our inventory balance as of December 31, 2011 and 2010 included approximately $200,000 of inventory relating to our hepatitis product, substantially all of which has a shelf life exceeding five years, for which we obtained “CE Marking” approval in the European Union during 2011 and which we recently began marketing in certain markets. Inventory reserves were $419,000 and $452,000 as of December 31, 2011 and December 31, 2010, respectively.

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

Our product license is existing technology, obtained from an Italian diagnostics company that had developed and successfully commercialized this technology to manufacture hepatitis products sold by them and for which it had already received “CE Marking” approval from the European Union. Through the acquisition of this existing technology in its current form, we expect to be able to derive revenue from the manufacture and sale of new hepatitis products. In exchange for the Italian diagnostics company’s assistance in transferring the know-how of the manufacturing technology, we agreed to pay a total of 1,000,000 Euros in the form of four milestone payments upon the Italian diagnostics company’s achievement of certain enumerated performance objectives related to the transfer of such existing technology. We made the first three milestone payments upon the achievement of the enumerated performance objectives in prior years. We expect to make, or otherwise settle, the fourth and final milestone payment of $129,000 during 2012 as we have now received “CE Marking” approval from the European Union for our hepatitis products.

During the fourth quarter of 2008, we determined that the carrying amount of the product license was in excess of its fair value and recorded a non-cash impairment charge to operations totaling $560,000, reducing the carrying value of the product license to $683,000 as of December 31, 2008, from $1,243,000 as of December 31, 2007. During the fourth quarter of 2009, we determined that the carrying amount of the product license was in excess of its fair value and recorded a non-cash impairment charge to operations totaling $400,000, reducing the carrying value of the product license to $283,000 as of December 31, 2009. Fair value was determined based upon the income approach, which estimates fair value based upon future discounted cash flows. Based upon amended regulatory standards adopted by the applicable notifying body during the fourth quarter of 2009 to obtain “CE Marking” and additional requirements specified during 2010 by the applicable notifying body, we revised our assumptions supporting our computation of discounted cash flows to reflect the further delay in product launch and the possibility of a decrease in projected market share as a result of this delay, as well as to estimate the impact of the current global economic conditions. Based upon this methodology, estimated future cash flows generated by the technology granted by the product license was then calculated, reflecting our best estimate of fair value. While we obtained “CE Marking” during 2011, there remains a risk that we will not be able to market or manufacture our own hepatitis products. While we believe that we will be able to bring these hepatitis kits to market, if the progress of our efforts to begin marketing these kits is adversely impacted, then we may be required to record an additional impairment charge with respect to all or a portion of the remaining $283,000 intangible product license of the hepatitis technology asset.

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

INCOME TAXES

We have experienced net losses from our operations. In accordance with GAAP, we are required to record a valuation allowance against the deferred tax asset associated with these losses if it is "more likely than not" that we will not be able to utilize the net operating loss to offset future taxes. Due to the cumulative net losses from the operations of both our domestic and European operations, we have provided a full valuation allowance against our deferred tax assets as of December 31, 2011. Over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of our net operating loss carryforwards and other temporary differences. Upon reaching such a conclusion, and upon such time as we reverse the entire amount or a portion of the valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

Under Section 382 of the Internal Revenue Code, our ability to use our net operating loss carryforwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA of the approximately 72.4% of the outstanding shares of our common stock previously owned by the Debregeas-Kennedy Group. As a result of that acquisition, our ability to utilize net operating loss carryforwards to offset future taxable income is currently limited to approximately $825,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date. The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the September 1, 2010 ownership change, but may be further limited in the event of any future change in control or similar transaction. Our results for 2011 and 2010 were not impacted by these limitations.

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

CURRENCY FLUCTUATIONS

For the years ended December 31, 2011 and 2010, approximately 32.9%and 31.9%%, respectively, of our net revenues were generated in currencies other than the United States dollar. We expect that this percentage may increase in the future as a result of our efforts to increase our international presence, particularly in key markets in Europe, Asia and South America. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the strength or weakness of the United States dollar against the Euro resulted in an increase of approximately $264,000 in net revenues in 2011 compared to 2010. Our European subsidiary incurs most of its revenue and expenses in Euro, which, to some extent, serves as a natural hedge and limits the net currency exposure.

During the years ended December 31, 2011 and 2010, none of our subsidiaries were domiciled in a highly inflationary environment and the impact of inflation and changing prices on our net revenues and on our loss from continuing operations was not material.

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

INCOME TAXES

We recognized an income tax benefit of $292,000 for the year ended December, 31, 2011 compared to a provision of $111,000 for the year ended December 31, 2010. Our income tax provisions for the years ended December 31, 2011 and 2010 were different from the amount computed on the income (loss) before income taxes at the statutory rate of 35% primarily due to changes in the valuation allowance. During the year ended December 31, 2011, our wholly-owned subsidiary in Italy – Delta Biologicals, S.R.L – eliminated the balance of its intercompany loan of approximately $1,900,000 due to us, as a result of converting the loan to capital (equity). We had accrued for a potential withholding tax that would have been due upon payment of the interest on the loan. With the conversion of the balance to equity, approximately $400,000 of withholding tax liability was relieved during the year ended December 31, 2011, as the accrued interest would not be paid and therefore no withholding tax would be accrued. This reversal of the tax liability was recorded in the year ended December 31, 2011 as a one-time credit to income tax expense in the accompanying consolidated financial statements.

As of December 31, 2011, we had no net domestic or foreign deferred tax asset, as a full valuation allowance has been established against deferred tax assets. As of December 31, 2011, we had net deferred tax liabilities of $429,000 relating to tax deductible goodwill at ImmunoVision, and we recorded a corresponding deferred tax provision of $63,000 in 2011. Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause our provision for income taxes to vary significantly from period to period. Upon such time as we reverse the entire valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

Under Section 382 of the Internal Revenue Code, our ability to use our net operating loss carryforwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA of the approximately 72.4% of the outstanding shares of our common stock previously owned by the Debregeas-Kennedy Group. As a result of that acquisition, our ability to utilize net operating loss carryforwards to offset future taxable income is currently limited to approximately $827,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date. The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the September 1, 2010 ownership change, but may be further limited in the event of any future change in control or similar transaction. Our results for 2011 and 2010 were not impacted by these limitations.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IVAX Diagnostics, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

IVAX Diagnostics, Inc.

We have audited the accompanying consolidated balance sheets of IVAX Diagnostics, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IVAX Diagnostics, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Miami, Florida

April 16, 2012

IVAX Diagnostics, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2011 and 2010

	2011	2010
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$3,653,244	$1,826,228
Accounts receivable, net of allowances for doubtful accounts of $716,599 and $399,376, respectively	5,950,621	5,344,205
Inventories, net	3,830,295	4,077,896
Other current assets	231,992	146,366
Total current assets	13,666,152	11,394,695

PROPERTY, PLANT AND EQUIPMENT:
Land	352,957	352,957
Buildings and improvements	3,062,569	3,062,569
Machinery and equipment	3,264,419	3,124,767
Furniture and fixtures	1,997,371	1,997,371
	8,677,316	8,537,664
Less accumulated depreciation	(7,220,376)	(6,919,528)
	1,456,940	1,618,136
OTHER ASSETS:

Goodwill	870,290	870,290
Equipment on lease, net	674,504	679,438
Product license	282,936	282,936
Restricted deposits	127,859	228,680
Other assets	128,203	26,847
	2,083,792	2,088,191

Total assets	$17,206,884	$15,101,022

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,345,838	$1,597,555
Capital lease obligation, current	79,186	71,826
Accrued license payable	129,490	132,521
Revolving line of credit	736,566	-
Other accrued expenses	1,744,221	2,511,698
Total current liabilities	5,035,301	4,313,600

OTHER LONG-TERM LIABILITIES:
Capital lease obligation, noncurrent	21,287	100,612
Deferred tax liabilities	428,676	365,184
Other long-term liabilities	994,348	955,056
Total other long-term liabilities	1,444,311	1,420,852

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01, authorized 100,000,000 shares, issued and outstanding 34,391,554 in 2011 and 27,649,887 in 2010	343,915	276,498
Additional paid-in capital	46,035,037	41,389,404
Accumulated deficit	(34,983,815)	(31,686,472)
Accumulated other comprehensive loss	(667,865)	(612,860)
Total shareholders’ equity	10,727,272	9,366,570
Total liabilities and shareholders’ equity	$17,206,884	$15,101,022

The accompanying notes to consolidated financial statements are an integral part of these statements.

IVAX Diagnostics, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2011 and 2010

	2011	2010

NET REVENUE	$16,759,773	$17,031,742

COST OF SALES	8,158,463	8,212,678

Gross profit	8,601,310	8,819,064

OPERATING EXPENSES:
Selling	5,054,179	4,901,855
General and administrative	5,323,908	6,450,807
Research and development	1,451,525	1,639,330
Total operating expenses	11,829,612	12,991,992

Loss from operations	(3,228,302)	(4,172,928)

OTHER INCOME, NET:
Interest income, net	(21,962)	4,059
Other income, net	(339,069)	65,504
Total other income, net	(361,031)	69,563

Loss before income taxes	(3,589,333)	(4,103,365)

INCOME TAX PROVISION	(291,990)	111,314

Net loss	$(3,297,343)	$(4,214,679)

Loss per share
Basic and diluted	(0.11)	$(0.15)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	31,058,494	27,649,887
Diluted	31,058,494	27,649,887

The accompanying notes to consolidated financial statements are an integral part of these statements.

IVAX Diagnostics, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss

For the Years Ended December 31, 2011 and 2010

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

BALANCE, December 31, 2009	27,649,887	$276,498	$41,204,712	$(27,471,793)	$(283,732)	$13,725,685
Comprehensive loss:
Net loss	-	-	-	(4,214,679)	-	(4,214,679)
Translation adjustment	-	-	-	-	(329,128)	(329,128)
Stock compensation			184,692			184,692
Comprehensive loss						(4,359,115)
BALANCE, December 31, 2010	27,649,887	$276,498	$41,389,404	$(31,686,472)	$(612,860)	$9,366,570
Comprehensive loss:
Issuance of common stock	6,666,667	66,667	4,533,633			4,600,300
Exercise of stock options	75,000	750	36,750			37,500
Net loss	-	-	-	(3,297,343)	-	(3,297,343)
Translation adjustment	-	-	-	-	(55,005)	(55,005)
Stock compensation			75,250			75,250
Comprehensive loss						(3,277,098)
BALANCE, December 31, 2011	34,391,554	$343,915	$46,035,037	$(34,983,815)	$(667,865)	$10,727,272

The accompanying notes to consolidated financial statements are an integral part of these statements.

IVAX Diagnostics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,297,343)	$(4,214,679)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	736,380	863,604
Provision for doubtful accounts receivable	389,024	57,479
Increase (reduction) of provision for inventory obsolescence	111,748	(79,565)
Non-cash compensation	75,250	184,692
Deferred income tax provision	63,492	63,492
Changes in operating assets and liabilities:
Accounts receivable	(995,440)	30,592
Inventories	135,853	749,217
Other current assets	(85,626)	150,696
Accounts payable and accrued expenses	(22,225)	315,813
Other long-term liabilities	39,292	(4,208)
Net cash used in operating activities	(2,849,595)	(1,882,867)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(244,077)	(256,886)
Acquisition of equipment on lease, net	(326,172)	(71,776)
Decrease (increase) in restricted deposits	100,821	(39,632)
Net cash used in investing activities	(469,428)	(368,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of share offering	4,600,300	-
Proceeds of revolving line of credit	736,566	-
Bank financing related costs	(101,000)	-
Exercise of stock options	37,500	-
Capital lease payments	(71,965)	(49,819)
Net cash provided by (used in) financing activities	5,201,401	(49,819)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(55,362)	(71,705)

NET INCREASE / DECREASE IN CASH AND CASH EQUIVALENTS	1,827,016	(2,372,685)

CASH AND CASH EQUIVALENTS, beginning of year	1,826,228	4,198,913

CASH AND CASH EQUIVALENTS, end of year	$3,653,244	$1,826,228

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$50,353	$52,481
Interest paid	$30,186	$24,171
Acquisition of equipment under capital lease	$-	$222,000

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

On September 1, 2010, ERBA Diagnostics Mannheim GmbH, an in vitro diagnostics company headquartered in Germany (“ERBA”), the parent company of which is Transasia Bio-Medicals Ltd. (“Transasia”), purchased all of the approximately 72.4% of the outstanding shares of the Company’s common stock owned by the Debregeas-Kennedy Group for an aggregate purchase price of approximately $15,000,000, or $0.75 per share (the “Share Acquisition”). See also Note 15, Related Party Transactions, with respect to subsequent transactions with ERBA, including ERBA’s purchase from the Company, and the Company’s issuance to ERBA, of 6,666,667 shares of the Company’s common stock in the initial transactions contemplated by the Investment and ERBA’s exercise, in part, of the warrant, as further described below, for 600,000 shares of the Company’s common stock. As a result of the Share Acquisition, the consummation of the initial transactions contemplated by the Investment and the exercise, in part, of the Warrant, ERBA now beneficially owns, directly or indirectly, approximately 78.0% of the outstanding shares of the Company’s common stock.

2    LIQUIDITY

The Company incurred a net loss of $4,214,679 during the year ended December 31, 2010 and a net loss of $3,297,343 for the year ended December 31, 2011 and used cash from operations of $1,882,867 during the year ended December 31, 2010 and $2,692,595 during the year ended December 31, 2011.

The Company has taken or is in the process of evaluating or undertaking certain actions which, if successful, it believes will be sufficient to provide the Company with the ability to continue in existence.  The Company expects operating results to improve from the operating results achieved during the years ended December 31, 2011 and 2010 based principally upon increases in revenue as a result of the commercial launch of the Mago® 4S in the United States during 2011 and increases in the United States and international revenue from new channels of distribution.  The Company also expects operating results to improve as a result of certain initiatives it has adopted or is considering adopting in order to reduce expenses.

As discussed below in Note 15, Related Party Transactions, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with ERBA, on April 8, 2011. Pursuant to the Stock Purchase Agreement, the Companymodified the agreement such that the additional shares and warrants will only be issued on the date that is 60 days after the date on which a majority of the independent directors on the Company’s board of directors determines by vote or written consent that such additional transaction shall occur and causes notice thereof to be delivered to ERBA.

As discussed below in Note 16, Revolving Line of Credit, on June 10, 2011, Diamedix Corporation (“Diamedix”), a wholly-owned subsidiary of the Company, entered into a loan agreement (the “Loan Agreement”) with City National Bank of Florida, which provides for a secured, revolving credit facility of up to $975,000 (the “Line of Credit”).

Further, in April 2012, ERBA exercised, in part, the Warrant by paying an aggregate exercise price of $450,000 to the Company and, in connection therewith, we issued to ERBA 600,000 shares of the Company’s common stock.

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

The allowance for doubtful accounts was $716,599 and $399,376 at December 31, 2011 and 2010, respectively, and activity for the years then ended was as follows:

	2011	2010

Balance at January 1	$399,376	$356,162
Provision	389,024	57,479
Write-offs	(76,685)	-
Effects of changes in foreign exchange rates	4,884	(14,265)
Balance at December 31	$716,599	$399,376

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

	December 31,
	2011	2010

Raw materials	$716,268	$752,966
Work-in-process	717,390	751,992
Finished goods	2,396,637	2,572,938
Total inventories, net	$3,830,295	$4,077,896

The Company regularly reviews inventory quantities on hand, which include components for current or future versions of products and instrumentation.  If necessary, the Company records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements, as well as based upon the status of a product within the regulatory approval process.  In accordance with the Company’s inventory accounting policy, the Company’s inventory balance at times includes components for current or future versions of products and instrumentation. The Company’s inventory balance at December 31, 2011 and 2010 included approximately $200,000 of inventory relating to the Company’s hepatitis product, substantially all of which has a shelf life exceeding five years, for which regulatory approval was received in 2011 and which the Company recently began marketing.

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

Depreciation expense was $405,080 and $582,885 during the years ended December 31, 2011 and 2010, respectively.

Equipment on Lease, Net

The cost of the Company’s owned instruments, which are placed under reagent rental programs at customer facilities for testing and usage of the Company’s products (see this Note 3, Summary of Significant Accounting Policies, under the heading of Revenue Recognition), less accumulated amortization, consists of the following:

	December 31,
	2011	2010

Equipment on lease, at cost	$6,629,007	$6,389,990
Less accumulated amortization	5,954,503	5,710,552
	$674,504	$679,438

Equipment on lease is typically amortized over three or five years. Amortization expense was $331,300 and $280,719 for the years ended December 31, 2011 and 2010, respectively.

Long Lived Assets Including Goodwill

The components of the carrying amount of goodwill are as follows:

	2011	2010

Balance as of January 1,

Goodwill	$6,722,725	$6,722,725
Accumulated impairment losses	(5,852,435)	(5,852,435)

Balance as of December 31,	$870,290	$870,290

As discussed in Note 4, Impairment of Long-Lived Assets Including Goodwill, the Company tests goodwill for possible impairment on an annual basis as of December 31 and at any other time events occur or circumstances indicate that the carrying amount of goodwill may be impaired. In assessing the recoverability of goodwill and other intangibles, the Company makes assumptions regarding, among other things, estimated future cash flows, including current and projected levels of income, success of research and development projects, discount rates and terminal growth rates, business trends, prospects and market conditions, to determine the fair value of the respective assets. If these or other estimates or their related assumptions change in the future, impairment charges may be required to be recorded for these assets not previously recorded. There were no impairment charges to goodwill recorded during 2011 or 2010.

Product License

Through the acquisition of existing hepatitis technology under a perpetual, worldwide, royalty-free license, the Company expects to be able to derive revenue from the manufacture and sale of new hepatitis products following the completion of all of the performance objectives contained in the license agreement, which are required in order to complete the transfer of the technology to the Company. As discussed in Note 5, Product License, Including Impairment Charge, the Company tests its product license for possible impairment annually. During the fourth quarter of 2009, the Company determined that the carrying amount of the product license was in excess of its fair value and, as a result, recorded a non-cash impairment charge to operations totaling $400,000, reducing the value of the product license to $282,936 as of December 31, 2009, from $682,936 as of December 31, 2008. Fair value was determined based upon the income approach, which utilized significant assumptions to estimate fair value based upon future discounted cash flows. No impairment charges to the product license were recorded for the years ended December 31, 2011 and 2010.

While the license is perpetual, the Company believes that the expected economic useful life of the license will be 4 to 6 years after the Company begins to utilize the licensed technology for its intended purpose. Amortization of the product license will then begin following the initial sale of the hepatitis products manufactured by the Company, which is expected during 2012. In October 2011, the Company received “CE Marking” approval from the European Union for its hepatitis products.

Restricted Deposits

Long-term restricted deposits of $127,859 and $228,680 as of December 31, 2011 and 2010, respectively, consist primarily of cash deposits required as part of the sales tender process with governmental customers in Italy and cash deposits made in connection with capital and operating leases.

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

Revenue Recognition

Revenue and the related cost of sales on sales of test kits and instruments are recognized when risk of loss and title passes, which is generally at the time of shipment. Net revenue is comprised of gross revenue less provisions for expected product returns, allowances, discounts and warranty claims. Provisions and discounts for the years ended December 31, 2011 and 2010 were not significant.

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

Research and Development Costs

Research and development costs related to future products are expensed as incurred. As described in Note 15, during the year ended December 31, 2011, a subsidiary of the Company entered into a contract research and development agreement with ERBA. Expenses incurred pursuant to that contract are included in cost of sales as the related revenues are recorded from the achievement of milestones.

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

Foreign currency transaction gains and losses of the Company and its subsidiaries are recorded on balances denominated in other than the functional currency. Other expense in 2011 includes an unrealized foreign exchange loss of approximately $327,000 on a cash deposit held in Euros. Total other expense, net for 2011 aggregates to approximately $361,000 compared to other income, net in 2010 of $70,000.

Stock-Based Compensation Plans

Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimates. Compensation costs are recognized on a straight line basis over the requisite service period of the award, which is generally the option vesting term or immediately for options vested at the date of grant. Valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model.  Expected volatilities are based on the historical volatility of the Company’s stock.  The Company uses historical data to estimate option exercise and employee terminations.  The expected term of options granted represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the expected life of the option is based on the United States Treasury yield curve in effect at the time of the grant. The Company estimates forfeitures for employee stock options and recognizes the compensation costs for only those options expected to vest. Forfeiture rates are determined for two groups, for directors and senior management and for all other employees, based upon historical experience. Estimated forfeitures are adjusted to actual forfeiture experience as needed. The cumulative effect of the change in forfeiture rates was immaterial for the years ended December 31, 2011 and 2010.

At December 31, 2011, the Company had stock-based employee compensation plans as described in Note 11, Shareholders’ Equity. The Company recorded total compensation expense of $75,250 and $184,692 for the years ended December 31, 2011 and 2010, respectively.

Comprehensive Loss

The components of the Company’s comprehensive loss are as follows:

	Year Ended December 31,
	2011	2010

Net loss	$(3,297,343)	$(4,214,679)
Stock compensation	75,250	184,692
Foreign currency translation adjustment	(55,005)	(329,128)
Comprehensive loss	$(3,277,098)	$(4,359,115)

Loss per Share

Loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. All outstanding stock options and warrants are considered potential common stock. The dilutive effect, if any, of stock options and warrants is calculated using the treasury stock method.

Outstanding stock options (1,020,870 as of December 31, 2011 and 1,173,198 as of December 31, 2010) and 6,666,667 warrants exercisable as of December 31, 2011 (and 13,333,333 warrants not yet exercisable as of that date) have not been included in the calculation of loss per share because their impact would be anti-dilutive.

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

In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance requires the use of management’s best estimate of selling price (BESP) for the deliverables in an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third party evidence (TPE) of the selling price is not available. In addition, excluding specific software revenue guidance, the residual method of allocating arrangement consideration is no longer permitted, and an entity is required to allocate arrangement consideration using the relative selling price method. This guidance was effective for all new or materially modified arrangements entered into on or after January 1, 2011, with earlier application permitted as of the beginning of any prior fiscal year. Full retrospective application of the new guidance is optional. The Company implemented the new guidance effective January 1, 2011. The provisions of this update did not have a material impact on the Company’s financial statements.

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

4    IMPAIRMENT OF LONG-LIVED ASSETS INCLUDING GOODWILL

The FASB guidance for goodwill and other intangible assets uses the concept of reporting units. All acquisitions must be assigned to a reporting unit or units. Reporting units have been defined under the standards to be the same as or one level below an operating segment. The Company had total goodwill of $870,290 as of December 31, 2011 and 2010, all of which was assigned to ImmunoVision, a component of the Company’s domestic segment.

The Company tests goodwill for possible impairment on an annual basis and at any other time events occur or circumstances indicate that the carrying amount of goodwill may be impaired. The first step required in the impairment analysis consists of a comparison of the fair value of the reporting unit with its carrying amount, including the goodwill. For the annual test of its remaining goodwill at ImmunoVision, the Company determined fair value primarily based upon the income approach, which estimates the fair value based on the future discounted cash flows, rather than the market approach, which estimates the fair value based on market prices of comparable companies. The Company believes the income approach is more appropriate to determine the fair value at ImmunoVision and should therefore be more heavily weighted due to the fact that similar public companies comparable to ImmunoVision are difficult to identify and current market conditions are in a period of volatility with wide ranging multiples. Based upon this methodology, and utilizing significant assumptions in the income approach that included a forecasted cash flow period of 5 years, long-term annual growth rates of 3% and a discount rate of 20%, no impairment was noted in the year ended December 31, 2011.

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

5    PRODUCT LICENSE, INCLUDING IMPAIRMENT CHARGE

In September 2004, the Company entered into a license agreement with an Italian diagnostics company to obtain a perpetual, worldwide, royalty-free license of product technology used by the Italian diagnostics company. This licensed hepatitis product technology is existing technology, which the Italian diagnostics company had developed and successfully commercialized to manufacture hepatitis products sold by them and for which it had already received “CE Marking” approval from the European Union. Through the acquisition of this existing technology in its current form, the Company expects to be able to derive revenue from the manufacture and sale of new hepatitis products. In exchange for the Italian diagnostics company’s assistance in transferring the know-how of the manufacturing technology, the Company agreed to pay a total of 1,000,000 Euro in the form of four milestone payments upon the Italian diagnostics company’s achievement of certain enumerated performance objectives related to the transfer of such existing technology. Three of the four milestone payments, totaling 900,000 Euro, were made in prior years. The remaining milestone payment of 100,000 Euro, or approximately $130,000, is included in accrued license payable in the accompanying consolidated balance sheet as of December 31, 2011. In October 2011, the Company received “CE Marking” granting approval for the remaining products covered under the license agreement and expects to begin to manufacture and market the products in 2012.

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

In accordance with ASC Section 820, all of the Company’s financial assets, which do not include cash on hand, as of December 31, 2011 and December 31, 2010 were Level 1 assets composed of money market funds with balances of $17,344 and $993,916, respectively, and Level 3 assets composed of the product license discussed in Note 5, Product License, Including Impairment Charge.

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

A substantial portion of our revenue and accounts receivable are concentrated in Italy and may be affected by the recent fiscal and debt crises facing the Italian government. At December 31, 2011 and 2010, $4,203,000 and $3,833,000, respectively, of total net accounts receivable were due in Italy. Of the consolidated net accounts receivable, approximately 36%, or $2,167,000, at December 31, 2011 and 39%, or $2,062,000, at December 31, 2010 were due from hospitals and laboratories controlled by the Italian government. Revenue of $5,253,000 and $5,193,000 was recorded by our subsidiary located in Italy in 2011 and 2010, respectively, which represent 31% and 30%, respectively of consolidated revenue.

Recently, the Italian government has been experiencing severe fiscal and debt crises and a recession, including its increasingly uncertain ability to service its sovereign debt obligations, caused in part by the declining global markets and economic conditions. Accordingly, we are subject to certain economic, business and, in particular, credit risk if our customers located in Italy which are hospitals or laboratories controlled by the Italian government do not pay amounts owed to us, extend payment cycles even further or ask us to accept a lower payment amount than is owed to us. Our current allowances for doubtful accounts may not be adequate and we may be required to make additional allowances, which would adversely affect, and could materially adversely affect, our operating results in the period in which the determination or allowance is or was made. Any of these factors could materially and adversely affect our business, prospects, operating results, financial condition and cash flows in the near term.

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

8    INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2011	2010

Current:
Domestic	$(405,835)	$-
Foreign	50,353	47,822

Deferred:
Domestic	63,492	63,492
Foreign	-	-

Total	$(291,990)	$111,314

The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2011	2010

Domestic	$(1,719,692)	$(2,385,677)
Foreign	(1,869,641)	(1,717,688)

Total	$(3,589,333)	$(4,103,365)

The significant components of the net deferred income tax asset balances are as follows:

	December 31,
	2011	2010

Current:
Accounts receivable allowances	$208,844	$127,360
Reserves and accruals	240,752	400,217
Capitalized inventory costs	108,992	114,369
Valuation allowance	(558,588)	(641,946)
Deferred income taxes	-	-

Long-Term:
Depreciation and basis differences on fixed and intangible assets	282,989	287,757
Stock based compensation	338,222	310,406
Other	34,916	(29,847)
Foreign net operating losses	1,824,091	1,718,537
Domestic net operating losses	6,530,150	5,620,434
Valuation allowance	(9,010,368)	(7,907,287)
Net deferred tax asset	$-	$-

The significant component of the net deferred income tax liability balance is as follows:

	December 31,
	2011	2010

Long-Term:
Tax deductible goodwill	428,676	365,184
Net deferred tax liability	$428,676	$365,184

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

The Company has established a full valuation allowance on its net domestic deferred tax assets, which are primarily comprised of net operating loss carryforwards. Accordingly, as of December 31, 2011 and 2010, the Company had no net domestic deferred tax assets. As of December 31, 2011 and 2010, the Company had net deferred tax liabilities of $428,676 and $365,184, respectively, relating to tax deductible goodwill which is not expected to reverse in the foreseeable future. Additionally, as of December 31, 2011 and 2010, the Company also had no net foreign deferred tax asset, as a full valuation allowance was provided. Future changes in the estimated net realizable value of the deferred tax assets or deferred tax liabilities could cause the provision for income taxes to vary significantly from period to period.

A reconciliation of the difference between the expected provision (benefit) for income taxes using the statutory U.S. Federal tax rate and the Company’s actual provision (benefit) is as follows:

	Year Ended December 31,
	2011	2010
Provision (benefit) for income taxes at U.S. Federal statutory rate of 35%	$(1,256,267)	$(1,436,178)

Elimination of withholding tax on converted loan	(405,835)

Change in valuation allowance (excluding portion relating to stock options)	909,716	1,163,342

Foreign tax rate differential	399,740	326,456

Global permanent differences	60,656	57,694

Provision (benefit) for income taxes	$(291,990)	$111,314

The Company's income tax provision or benefit for the years ended December 31, 2011 and 2010 was different from the amount computed on the income (loss) before provision (benefit) for income taxes at the statutory rate of 35% primarily due to changes in the valuation allowance, foreign tax rate differential and global permanent differences.

The Company recorded a net income tax benefit of $292,000 during 2011 and a provision of $111,000 during 2010. During 2011, the Company’s wholly-owned subsidiary in Italy – Delta Biologicals, S.r.l. – eliminated the balance of its intercompany loan of approximately $1,900,000 due to the Company, as a result of converting the loan to capital (equity). The Company had accrued for a potential withholding tax that would have been due upon payment of the interest on the loan. With the conversion of the balance to equity, approximately $400,000 of withholding tax liability was relieved during 2011, as the accrued interest will not be paid and therefore no withholding tax should be accrued. This reversal of the tax liability was recorded in 2011 as a one-time credit to income tax expense in the accompanying consolidated financial statements.

Domestic net operating losses generated by the Company total $18,802,000 and are subject to any applicable limitations as described below. The net operating losses included in the domestic net deferred tax asset will begin to expire in 2022. Under Section 382 of the Internal Revenue Code, the Company’s use of its net operating loss carryforwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA of the approximately 72.4% of the outstanding shares of the Company’s common stock previously owned by the Debregeas-Kennedy Group. As a result of that acquisition, the Company’s ability to utilize net operating loss carryforwards to offset any future taxable income is currently limited to approximately $825,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date. The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the ownership change. The limitations of these net operating loss carryforwards did not impact the Company’s results for the year ended December 31, 2011 or 2010.

United States income taxes have not been provided on undistributed earnings of foreign subsidiaries, as such earnings are being retained indefinitely by such subsidiaries for reinvestment. The distribution of these earnings would first reduce the domestic valuation allowance before resulting in additional United States income taxes.

As of December 31, 2011, the Company’s 2008-2011 federal tax returns and 2007-2011 Italian tax returns remain subject to examination. Although the Company’s federal tax returns from 2001-2007 are not generally open to examination, the Company remains subject to adjustments in these years to the extent of the net operating losses being carried forward from these years. No examinations are currently in progress with any taxing authorities.

The Company implemented guidance relative to accounting for uncertainties in income taxes, effective at the beginning of the Company’s fiscal year ended December 30, 2007. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At December 31, 2011 and 2010, the Company had no unrecognized tax benefits. If uncertain tax positions had been recorded, then the Company would recognize interest and penalties related to uncertain tax positions in income tax expense.

9    EMPLOYEE BENEFIT PLAN

The Company has a 401(k) employee savings plan which allows for pre-tax employee payroll contributions and discretionary employer matching contributions. Matching contributions of $72,728 and $85,285 were accrued during the years ended December 31, 2011 and 2010, respectively.

10   ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses consist of the following:

	December 31,
	2011	2010

Payroll costs	$529,967	$880,488
Taxes, primarily VAT	864,581	1,191,439
Professional fees	76,550	11,200
Royalties	67,184	82,449
Other	205,939	346,122
	$1,744,221	$2,511,698

Other long-term liabilities of $994,348 as of December 31, 2011 and $955,056 as of December 31, 2010, consist primarily of Italian employee leaving indemnity. Italian law provides that each employee is entitled to receive a payment upon their departure from the Company’s European subsidiary. The amount vests immediately and is adjusted for inflation.

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

On June 10, 2011, the Company amended its certificate of incorporation to increase the number of shares of authorized common stock from 50,000,000 to 100,000,000.

During the year ended December 31, 2011, the Company entered into a Stock Purchase Agreement with its majority shareholder. See Note 15.

Share Repurchase Program

During May 2002, the Company’s Board of Directors approved a program to repurchase up to 1,000,000 shares of the Company’s publicly held common stock. In December 2002, the Company’s Board of Directors authorized an additional repurchase of up to 1,000,000 shares of the Company's publicly held common stock. During the years 2011 and 2010, the Company did not repurchase any shares of its common stock. The total number of shares of common stock repurchased by the Company since the inception of its repurchase program is 1,184,573.

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

Options granted under these option plans were granted at an option exercise price equal to or greater than the closing market value of the stock on the date of the grant and with vesting, primarily for Company employees, ranging from all at once to equal annual amounts over a four year period, and, for non-employee directors, immediately. The options generally have a term of 10 years. The following charts summarize option activity as of December 31, 2011 and changes during the years ended December 31, 2011 and 2010 under the Performance Plan and the 2009 Plan:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at December 31, 2009	1,130,116	$2.27

Granted	253,082	$0.55
Expired	(110,000)	$1.99
Terminated	(100,000)	$0.37

Outstanding at December 31, 2010	1,173,198	$2.09

Granted	92,788	$0.85
Expired	(170,116)	$6.50
Exercised	(75,000)	$0.50

Outstanding and exercisable at December 31, 2011	1,020,870	$1.36

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 - $0.50	100,000	7.3	$0.48	100,000	$0.48
$0.50 - $0.75	395,870	7.5	$0.60	395,870	$0.60
$0.75 - $1.00	175,000	7.2	$0.96	175,000	$0.96
$1.00 - $1.50	100,000	6.7	$1.20	100,000	$1.20
$1.50 - $3.00	100,000	4.7	$1.56	100,000	$1.56
$3.00 - $6.00	150,000	3.5	$4.37	150,000	$4.37
	1,020,870	6.5	$1.36	1,020,870	$1.36

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2011 was $0. At December 31, 2011 and 2010, all outstanding options were vested and therefore there was no unrecognized compensation cost. No windfall tax benefits were recognized during the years ended December 31, 2011 or 2010.

12	SEGMENT INFORMATION

The Company’s management reviews financial information, allocates resources and manages its business by geographic region. The domestic region, which includes corporate expenditures, contains the Company’s subsidiaries in the United States. The European region contains the Company’s subsidiary located in Italy. The information provided is based on internal reports and was developed and utilized by management to track trends and changes in the results of the regions. The information, including the allocations of expense and overhead, was calculated based on a management approach and may not reflect the actual economic costs, contributions or results of operations of the regions as stand-alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the regions might differ but the relative trends would, in management's view, likely not be materially impacted. The table below sets forth net revenues, loss from operations, total assets and goodwill by region for the years ended December 31, 2011 and 2010:

	Domestic	European	Eliminations	Total
December 31, 2011:
External net sales	$11,507,270	$5,252,503	$-	$16,759,773
Intercompany sales	530,219	265,937	(796,156)	-
Net revenue	$12,037,489	$5,518,440	$(796,156)	$16,759,773

Loss from operations	$(1,371,651)	$(1,856,650)	$-	$(3,228,301)

Assets	$10,536,408	$6,670,477	$-	$17,206,885
Goodwill	$870,290	$-	$-	$870,290

December 31, 2010:
External net sales	$11,838,304	$5,193,438	$-	$17,031,742
Intercompany sales	667,213	233,317	(900,530)	-
Net revenue	$12,505,517	$5,426,755	$(900,530)	$17,031,742

Loss from operations	$(2,582,100)	$(1,590,828)	$-	$(4,172,928)

Assets	$8,479,223	$6,621,799	$-	$15,101,022
Goodwill	$870,290	$-	$-	$870,290

13	COMMITMENTS AND CONTINGENCIES

Leases

Certain of the Company’s office, plant and warehouse facilities are leased under non-cancelable operating leases. During the year ended December 31, 2010, the Company entered into operating leases with a financing company for certain diagnostic instruments that the Company placed as part of its reagent rental arrangements with customers. Diagnostic instrumentation acquired under these arrangements is placed at customer sites, and customers make reagent kit purchase commitments with the Company that typically last for a period of three to five years. The leases have terms of 30 months.  At the end of the lease, the Company will have the option of purchasing the instrumentation from the financing company for an amount not to exceed 22% of the original price for which the financing company purchased such instrumentation. The future minimum lease payments under these and other non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2011 were as follows:

2012	440,000
2013	259,000
2014	54,000
2015	5,000
Total minimum lease payments	$758,000

Rent expense for the years ended December 31, 2011 and 2010 totaled $326,000 and $422,000, respectively.

During the year ended December 31, 2010, the Company entered into a 36-month capital lease agreement with the same financing company for bottling equipment for its production facility in Miami, Florida. The terms of the lease require that the Company make equal monthly payments and grant the Company the option to purchase the equipment at the end of the lease for an amount not to exceed 22% of the original price for which the financing company purchased such equipment.  The asset and liability under this capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset is depreciated over its estimated productive life.  Depreciation of $24,078 in 2011 and $16,669 in 2010 was included in cost of sales. The following table contains summary information regarding property held under this capital lease as of December 31, 2011:

Production equipment	$222,257
Accumulated depreciation	(40,747)
$181,510

Future minimum lease payments under this capital lease as of December 31, 2011 are as follows:

2012	84,360
2013	21,090
Total remaining minimum lease payments required	105,450
Less amount representing interest	(4,977)
Net present value of minimum lease payments	$100,473

The net present value of minimum lease payments is reflected in the accompanying consolidated balance sheet as of December 31, 2011 as current and long-term capital lease obligations of $79,186 and $21,287, respectively. The interest rate used on the capitalized lease is the Company’s incremental borrowing rate. Interest expense during the years ended December 31, 2011 and 2010 was $12,537 and $13,454, respectively.

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

14	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes selected quarterly data for the years ended December 31, 2011 and 2010 (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Full Year
2011
Net revenue	$4,134	$4,375	$4,060	$4,191	$16,760
Gross profit	2,115	2,360	2,086	2,040	8,601
Loss from operations	(1,008)	(1,160)	(997)	(63)	(3,228)
Net loss	(1,020)	(767)	(1,234)	(276)	(3,297)
Basic and diluted loss per share	(0.04)	(0.03)	(0.04)	(0.01)	(0.11)

2010
Net revenue	$4,652	$4,394	$3,952	$4,034	$17,032
Gross profit	2,488	2,335	2,131	1,865	8,819
Loss from operations	(881)	(1,246)	(1,123)	(923)	(4,173)
Net loss	(958)	(1,311)	(1,176)	(770)	(4,215)
Basic and diluted loss per share	(0.03)	(0.05)	(0.04)	(0.03)	(0.15)

(1)	The net loss for the fourth quarter of 2010 includes net grant proceeds of $220, as discussed in Note 3, Summary of Significant Accounting Policies, under the heading of Other Income.

Basic and diluted loss per share for each of the quarters presented above is based on the respective weighted average number of shares for the quarters. The sum of the quarters may not necessarily be equal to the full year basic and diluted loss per share amounts due to the effects of rounding.

15	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, the Company paid $119,000 to Lawrence G. Meyer in consideration for his provision of certain legal services which he provided to the Company on an as-needed basis. Mr. Meyer served on the Company’s Board of Directors until his resignation from the Board of Directors on September 1, 2010. During the years ended December 31, 2011 and 2010, ImmunoVision paid $24,000 and $42,000, respectively, to John B. Harley, M.D., Ph.D., under that certain oral consulting agreement between Dr. Harley and ImmunoVision, pursuant to which Dr. Harley was paid $5,000 per month from January 2010 through June 2010 and $2,000 per month from July 2010 through December 2011, in consideration for his provision of technical guidance and business assistance to ImmunoVision on an as-needed basis. Dr. Harley continues to serve on the Company’s Board of Directors. Pursuant to a license agreement between the Company and JK Autoimmunity, Inc., a corporation of which Dr. Harley is the controlling shareholder, JK Autoimmunity, Inc. has granted an exclusive worldwide license to the Company for certain patents, rights and technology relating to monoclonal antibodies against autoimmune RNA proteins developed by Dr. Harley in exchange for specified royalty payments, including an annual minimum royalty of $10,000 for each licensed product utilized by the Company. During each of 2011 and 2010, the Company accrued an aggregate payment of $10,000 to JK Autoimmunity under such license.

The amounts paid to Mr. Meyer and Dr. Harley, in each case as described above, were in addition to the amounts they received for their service as members of the Company’s Board of Directors and the committees of the Board of Directors on which they served.

During the year ended December 31, 2011, the Company sold products to Transasia and a subsidiary of ERBA for a total amount of Euro 348,000, equivalent to approximately $487,000. In addition, during the year ended December 31, 2011, Transasia reimbursed the Company for research and development expenses for a total amount of Euro 60,000, equivalent to approximately $84,000. During the year ended December 31, 2011, the Company and its subsidiary received reimbursement of approximately $117,000 from Transasia relating to due diligence expenses. In the fourth quarter of 2011, a subsidiary of the Company entered into a contract research and development agreement with ERBA for a total of Euro 700,000, pursuant to which ERBA has agreed to pay the subsidiary a total amount of Euro 133,000, equivalent to approximately $186,000, during the fourth quarter of 2011 and an additional Euro 567,000 during 2012 for the results of certain research and development. The Company and its subsidiaries had accounts receivable from ERBA of $387,000 at December 31, 2011 and $0 at December 31, 2010.

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

On June 30, 2011, ERBA paid the Company $5,000,000 in order to consummate the initial transactions contemplated by the Investment (the “Initial Closing”). As a result, the Company issued to ERBA 6,666,667 shares of the Company’s common stock and, in connection with the consummation of the initial transactions contemplated by the Investment, a warrant to purchase 20,000,000 shares of the Company’s common stock (the “Warrant”). After giving effect to transaction costs of $399,700 relating to the Stock Purchase Agreement and the Investment, the Company received net proceeds of $4,600,300 at the consummation of the initial transactions contemplated by the Investment.  As previously reported, the Warrant has a five year term and an exercise price per share of the Company’s common stock of $0.75. The Warrant is exercisable only to the extent that shares of the Company’s common stock have been purchased under the Stock Purchase Agreement. As of December 31, 2011, the Warrant was exercisable for 6,666,667 shares of the Company’s common stock.

As previously reported, pursuant to the Stock Purchase Agreement, the Company also agreed to issue to ERBA an additional 6,666,667 shares of the Company’s common stock for an aggregate purchase price of $5,000,000, on or prior to the date which is six months after the Initial Closing (the “Second Closing”), as well as an additional 6,666,666 shares of the Company’s common stock for an aggregate purchase price of $5,000,000, on or prior to the date which is one year after the Initial Closing (the “Final Closing”). As also previously reported, on December 29, 2011, the Company and ERBA entered into an amendment to the Stock Purchase Agreement (the “Amendment”). Pursuant to the Amendment, the Stock Purchase Agreement has been amended to state that: (i) the Second Closing will take place, after the Initial Closing, on the date that is sixty (60) days after the date on which a majority of the independent directors on the Company’s Board of Directors determines by vote or written consent that the Second Closing shall occur and causes the Company to provide notice thereof to ERBA; and (ii) the Final Closing will take place, after the Initial Closing and after or simultaneously with the Second Closing, on the date that is sixty (60) days after the date on which a majority of the independent directors on the Company’s Board of Directors determines by vote or written consent that the Final Closing shall occur and causes the Company to provide notice thereof to ERBA. The Amendment was unanimously approved by the independent directors on the Company’s Board of Directors.

16	REVOLVING LINE OF CREDIT

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

As of December 31, 2011, the Company was in compliance with all of the above financial covenants. Closing costs and other transaction costs aggregating $101,000 were incurred related to the Loan Agreement and the Line of Credit. These costs have been classified as debt issuance costs on the accompanying consolidated balance sheet and are being amortized over the 24-month term of the Line of Credit commencing in June 2011.

As of December 31, 2011, $737,000 was outstanding under the Line of Credit and this amount and related debt issuance costs have been classified as current due to the terms of the related lockbox arrangement. As of December 31, 2011, the availability after giving effect to amounts outstanding on the Line of Credit was $238,000.

17	SUBSEQUENT EVENTS

In April 2012, ERBA exercised, in part, the Warrant (see Note 15) by paying an aggregate exercise price of $450,000 to the Company and, in connection therewith, the Company issued to ERBA 600,000 shares of the Company’s common stock. A total of 19,400,000 warrants remained unexercised at April 16, 2012.

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

As of the end of the period covered by this Annual Report on Form 10-K, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our internal control over financial reporting. This evaluation was conducted using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information with respect to our directors and our executive officers as of April 9, 2012.

Name	Age	Position

Suresh Vazirani	62	Executive Chairman of the Board of Directors

Kevin D. Clark	49	Chief Executive Officer, Chief Operating Officer and President

Arthur R. Levine	54	Chief Financial Officer and Vice President – Finance

Kishore “Kris” Dudani	57	Director

Philippe Gadal, Pharm.D.	55	Director

Gerald E. Gallwas	75	Director

John B. Harley, M.D., Ph.D.	62	Director

David M. Templeton	59	Director

Set forth below are the names, ages, positions held and business experience, including during the past five years, of our directors and our executive officers as of April 9, 2012. In addition, the information set forth below with respect to each director includes the specific experience, qualifications, attributes and/or skills of the director which, in the opinion of our Board of Directors, qualifies him to serve as a director and are likely to enhance the Board of Directors’ ability to manage and direct our business and affairs. Officers serve at the discretion of the Board of Directors.

Suresh Vazirani has served as the Executive Chairman of the Board of Directors since September 2010. Mr. Vazirani has served as the Chief Executive Officer and Managing Director of ERBA, an in vitro diagnostics company headquartered in Germany, since 2002 and the Chairman and Managing Director of Transasia Bio-Medicals Ltd., a diversified research and development-based, export-oriented in vitro diagnostics company headquartered in India and the parent company of ERBA, since 1985. As described above, ERBA beneficially owns, directly or indirectly, approximately 78.0% of the outstanding shares of our common stock. With over 25 years of experience in leading companies belonging to the in vitro diagnostics industry, the Board of Directors believes that Mr. Vazirani brings strategic insight and leadership and a wealth of knowledge regarding the diagnostics industry to the Board of Directors. The Board of Directors also believes that Mr. Vazirani’s experience in, and knowledge of, the international in vitro diagnostics market contributes greatly to the composition of the Board of Directors and provides a valuable resource to us. Mr. Vazirani is the first cousin of Kishore “Kris” Dudani.

Kevin D. Clark was named our President and Chief Executive Officer in September 2010. He has served as our Chief Operating Officer since September 2007 and as Chief Operating Officer of ImmunoVision since 1987. Mr. Clark served as our acting Chief Executive Officer from January 2008 to September 2008. He also served as President of ImmunoVision from 1987 through 1995. Mr. Clark was a founding member of the Arkansas Biotech Association and, from 1995 through 2004, served as its Executive Vice President, and in 2002, served as its President. Since 2003, Mr. Clark has served as a member of the Executive Committee of the University of Arkansas Technology Development Foundation, a non-profit foundation for the commercialization of technology developed at the University of Arkansas in Fayetteville. From 2000 to 2003, Mr. Clark was a member of the Advisory Board of Arkansas BioVentures, a state and federally funded incubator program for biotechnology.

Arthur R. Levine was appointed our Chief Financial Officer in August 2010 and our Vice President – Finance in April 2010. Prior to joining us, Mr. Levine was employed by Airspan Networks Inc., a publicly traded vendor of wireless products and solutions, where he served as Vice President – Finance and Controller from January 2006 through September 2009 after previously serving as Director of Finance beginning in October 2005. From 2003 through 2005, Mr. Levine served as Director of Finance of DentaQuest Ventures, Inc., a privately-held third party administrator and insurer of dental benefits. From 1995 through 2003, Mr. Levine was employed by Scitex Corporation Ltd., a publicly traded manufacturer of digital printing equipment, where he served in a number of financial roles, including Vice President and Corporate Controller. Mr. Levine worked at Ernst & Young LLP from 1984 through 1995. He received a B.S. from the Wharton School of the University of Pennsylvania and is a Certified Public Accountant.

Kishore “Kris” Dudani has served as a director on the Board of Directors since September 2010. Since 2004, Mr. Dudani has served as the Marketing and Business Development Representative – South, Central and Latin America, of ERBA. The Board of Directors believes that Mr. Dudani’s background in the in vitro diagnostics industry allows him to contribute valuable insight to the Board of Directors and that his insights and experience in the field of international marketing of in vitro diagnostic products will be valuable in helping to guide us in the years ahead. Mr. Dudani is the first cousin of Suresh Vazirani.

Dr. Philippe Gadal has served as a director on the Board of Directors since September 2010. Since 2009, Dr. Gadal has served as the Chief Executive Officer of AES Chemunex Inc., a manufacturer and developer of tests, equipment and reagents for microbiological laboratories. From 2003 through 2008, he served as the Chief Executive Officer of Trinity Biotech USA Inc., the United States subsidiary of Trinity Biotech PLC, an international diagnostics company which specializes in the development, manufacture and marketing of diagnostic test kits. Prior to joining Trinity Biotech, Dr. Gadal served in a variety of positions for companies involved in the in vitro diagnostics industry, including: General Manager of Diagnostica Stago Inc., a private medical devices company, from 1995 through 2003; Director of Hematology for Roche Diagnostics, a subsidiary of Hoffmann-La Roche Ltd., a leading company in the field of pharmaceutical and diagnostics, from 1993 through 1995; Director of the Hematology Business Unit for ABX France, a subsidiary of Hoffman-La Roche, from 1991 through 1992; President of ABX USA, a medical devices company which specializes in hematology, from 1998 through 1990; and Sales Representative for - and subsequently National Sales Manager of - Technicon, an international medical devices company, from 1984 through 1988. He received a Doctorate of Pharmacy (Pharm. D.) from Paul Sabatier University in France. The Board of Directors believes that Dr. Gadal’s vast experience as an executive officer of companies within the life sciences industry and his international background provides him with the ability to contribute valuable insight to the Board of Directors with respect to our business and technologies.

Gerald Gallwas was appointed as a director on the Board of Directors on September 26, 2011. Mr. Gallwas was a member of the original team that founded and managed the growth of what became the clinical diagnostic business of Beckman Instruments. He retired after 30 years of service. Mr. Gallwas currently serves on the boards of directors of Medica Corporation and the Arnold and Mabel Beckman Foundation and was previously the President of Sangy, Inc., an in vitro diagnostics consulting business. The Board of Directors believes that Mr. Gallwas’ vast experience within the diagnostics industry provides him with the ability to contribute valuable insight to the Board of Directors with respect to our business and technologies and to offer valuable assistance in helping to guide us in the years ahead.

Dr. John B. Harley has served as a director on the Board of Directors since the Company’s merger with the pre-merger IVAX Diagnostics in 2001. Since June 2010, Dr. Harley has served as Director, Rheumatology Division, and Director, Center for Autoimmune Genomics and Etiology (CAGE), for Cincinnati Children’s Hospital Medical Center, Cincinnati, Ohio and is Professor of Pediatrics and Medicine, Affiliated, at the University of Cincinnati. He previously held various positions at the University of Oklahoma Health Sciences Center beginning in 1982. In the Department of Medicine, his positions included Chief of Rheumatology, Allergy and Immunology Section (1999 to 2010), James R. McEldowney Chair in Immunology and Professor of Medicine (1992 to 2007), Vice Chair for Research (2000 to 2004), George Lynn Cross Research Professor (1999 to 2010), Associate Professor (1986 to 1992) and Assistant Professor (1982 to 1986). During that period, Dr. Harley also held Adjunct Professorships in Pathology and Microbiology at the University of Oklahoma Health Sciences Center. Since 1982, Dr. Harley was also associated with the Oklahoma Medical Research Foundation’s Arthritis and Immunology Program as Program Head (1999 to 2010), Member (1998 to 2010), Associate Member (1989 to 1998), Affiliated Associate Member (1986 to 1989) and Affiliated Assistant Member (1982 to 1986). Dr. Harley also served as a Staff Physician (1982, 1984 to 1987 and 1992 to 2010) and a Clinical Investigator (1987 to 1992), Immunology Section, Medical Service at the Veterans Affairs Medical Center, Oklahoma City, Oklahoma, and since July 2010, at the Veterans Affairs Medical Center, Cincinnati, Ohio. In 1981 and 1982, Dr. Harley was a Postdoctoral Fellow in Rheumatology with the Arthritis Branch of the National Institute of Arthritis, Diabetes and Digestive and Kidney Diseases, National Institute of Health, Bethesda, Maryland. He was also a Clinical Associate at the Laboratory of Immunoregulation, National Institute of Allergy and Infectious Diseases, National Institutes of Health, Bethesda, Maryland from 1979 to 1982. Dr. Harley is a member of the board of directors of JK Autoimmunity, Inc., a corporation of which Dr. Harley is the controlling shareholder, or JK Autoimmunity, as well as the Secretary and Treasurer and a member of the boards of directors of Dynamic Ventures, Inc. and VRB Associates, Inc. As the longest tenured member of the Board of Directors, Dr. Harley brings an unparalleled depth of experience in the medical diagnostics sector combined with an intimate knowledge of our operational, financial and strategic development. In addition, the Board of Directors believes that Dr. Harley’s strong academic background and medical research history, particularly within the medical diagnostics field, further contributes to the strategic composition of the Board of Directors.

David M. Templeton has served as a director on the Board of Directors since September 2010. Mr. Templeton has served as the President and Chief Operating Officer of Global Vetnostics Incorporated, a veterinary reference laboratory, since 2006 and the Chief Operating Officer of Catachem Inc., a manufacturer of human and veterinary clinical chemistry reagents, since July 2010. Mr. Templeton has also served as a business development consultant for Advy Chemical, a manufacturer of raw materials for use in the in vitro diagnostics industry, since 2005. Prior to that time, Mr. Templeton co-founded, and from 1983 until 2003 served as the Chief Executive Officer of, Diagnostic Chemicals Limited USA, a developer and manufacturer of diagnostic reagents, test kits and point of care diagnostic devices which was eventually acquired by Genzyme Corporation, the company with which Mr. Templeton began his career. The Board of Directors believes that Mr. Templeton’s appointment to the Board of Directors further strengthens its composition and that Mr. Templeton provides constructive insight to the Board of Directors as a result of his extensive background in the life sciences and diagnostics industries.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% stockholders to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the Securities and Exchange Commission and the NYSE Amex. Our directors, executive officers and 10% stockholders are required to furnish us with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to us and written representations from our directors and executive officers that no other reports were required, we believe that our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements applicable to them for the year ended December 31, 2011.

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

Audit Committee Members and Financial Expert

The members of the Audit Committee of our Board of Directors are: (i) Philippe Gadal, Pharm.D., Chairman; (ii) David M. Templeton; and (iii) Gerald E. Gallwas, who has served as a member of the Audit Committee of our Board of Directors since September 26, 2011. Our Board of Directors has determined that each of Dr. Gadal and Mr. Templeton has the attributes, education and experience of, and therefore is, an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K, and that each of Dr. Gadal and Messrs. Gallwas and Templeton is “independent,” as such term is defined in the applicable regulations of the Securities and Exchange Commission and rules of the NYSE Amex relating to directors serving on audit committees.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Named Executive Officers

Summary Compensation Table - 2011

The following table sets forth certain summary information concerning compensation which, during the fiscal years ended December 31, 2011 and 2010, we paid or accrued to or on behalf of each individual serving or acting as our principal executive officer during the fiscal year ended December 31, 2011, and the only other individual serving as an executive officer at December 31, 2011 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards(3)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Kevin D. Clark,(1)	2011	$227,000	-	-	-	-	-	-	$227,000
Chief Executive Officer	2010	$227,000	-	-	-	-	-	-	$227,000
Arthur R. Levine, (2)	2011	$170,000	-	-	-	-	-	-	$170,000
Chief Financial Officer	2010	$108,575	-	-	$32,500	-	-	-	$141,075

(1)     On September 26, 2011, Mr. Clark delivered notice to us of his intention to resign effective as of March 27, 2012. On March 23, 2012, we and Mr. Clark agreed to continue Mr. Clark’s current roles as our President, Chief Executive Officer and Chief Operating Officer until June 30, 2012. Mr. Clark was appointed as our Chief Executive Officer and President on September 3, 2010. Throughout the fiscal years ended December 31, 2011 and 2010, Mr. Clark served as, and Mr. Clark continues to serve as, our Chief Operating Officer and the Chief Operating Officer of ImmunoVision. On March 27, 2009, Mr. Clark entered into an employment agreement with us, which was amended on August 31, 2010 and on September 3, 2010. The terms of Mr. Clark’s employment agreement and the amendments thereto are described under “Potential Payments upon Termination or Change-in-Control” below. Mr. Clark’s employment agreement, as amended, expired in accordance with its terms on March 27, 2012. The type of Mr. Clark’s employment by us beyond March 27, 2012 is “at-will” and without any employment agreement.

(2)     Mr. Levine was appointed as our Chief Financial Officer effective September 1, 2010 and joined our company as Vice President – Finance on April 5, 2010. Prior to April 5, 2010, Mr. Levine was not employed by us and, accordingly, he did not receive any compensation from us prior to April 5, 2010 during the year ended December 31, 2010. On April 5, 2010, Mr. Levine entered into an employment agreement with us, which was amended on September 1, 2010. The terms of Mr. Levine’s employment agreement and the amendment thereto are described under “Potential Payments upon Termination or Change-in-Control” below.

(3)     Represents the aggregate grant date fair value of option awards calculated in accordance with Codification Topic 718, Compensation – Stock Compensation. Assumptions used in the calculation of these amounts are included in Note 11 to our Consolidated Financial Statements, Shareholders’ Equity.

Outstanding Equity Awards at Fiscal Year-End – 2011

The following table sets forth certain information regarding equity based awards held by the Named Executive Officers as of December 31, 2011.

	Option Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Options	Price	Date

Kevin D. Clark	50,000	-	-	$0.65	9/22/18
	50,000	-	-	$1.20	9/22/18

Arthur R. Levine	50,000	-	-	$0.65	4/4/20

Potential Payments upon Termination or Change-in-Control

Employment Agreement with Kevin D. Clark. On September 26, 2011, Mr. Clark delivered notice to us of his intention to resign effective as of March 27, 2012. On March 23, 2012, we and Mr. Clark agreed to continue Mr. Clark’s current roles as our President, Chief Executive Officer and Chief Operating Officer until June 30, 2012. On March 27, 2009, we entered into an employment agreement with Kevin D. Clark to serve as our Chief Operating Officer. The employment agreement has an initial term of three years and will automatically renew for successive one year periods unless either Mr. Clark or we exercise the option to allow the employment agreement to expire at the end of the then-current term. Under the employment agreement, Mr. Clark will be paid an initial annual base salary of $227,000, and we will review Mr. Clark’s base salary at least annually. Mr. Clark’s current annual base salary is $227,000. The employment agreement also provides that Mr. Clark will be eligible to receive, among other things, equity compensation under our equity compensation plans and an annual cash bonus upon the achievement of financial performance targets under any annual cash incentive program in effect from time to time or otherwise in the discretion of the Board or the Compensation Committee. Mr. Clark did not receive an annual cash bonus during 2011. In addition, under the employment agreement, we are required to reimburse Mr. Clark for business expenses incurred by him in accordance with our policies and procedures for expense reimbursement. Upon the termination of the employment agreement by us with “Cause” (as defined in the employment agreement) or upon Mr. Clark’s resignation other than for “Good Reason” (as defined in the employment agreement), Mr. Clark will be entitled to receive all base salary compensation which has been fully earned but has not yet been paid to him, and all of Mr. Clark’s unvested equity based awards will be forfeited. Upon the expiration of the employment agreement as a result of either our or Mr. Clark’s election to allow the employment agreement to expire at the end of the then-current term, Mr. Clark will be entitled to receive or be reimbursed for, as the case may be, all base salary and annual cash bonus compensation which has been fully earned but has not yet been paid to him and all business expenses incurred by him which has not yet been reimbursed (such compensation, collectively, the “Clark Accrued Compensation”). Upon the termination of the employment agreement by us without “Cause” or as a result of Mr. Clark’s “Disability” (as defined in the employment agreement) or death, or upon Mr. Clark’s resignation for “Good Reason,” including, without limitation, as a result of a “Change in Control” (as defined in the employment agreement) during the initial three-year term of the employment agreement, Mr. Clark or his estate, as the case may be, will be entitled to receive the Clark Accrued Compensation and a one-time lump sum payment in an amount equal to Mr. Clark’s then-current annual base salary. In addition, in the event we terminate the employment agreement without “Cause,” the employment agreement is terminated as a result of Mr. Clark’s “Disability” or Mr. Clark resigns for “Good Reason,” including, without limitation, as a result of a “Change in Control” during the initial three-year term of the employment agreement, we, at our sole expense, will maintain in full force and effect for the continued benefit of Mr. Clark and his spouse and dependents for a period of twelve months all welfare benefit plans and programs, including, without limitation, medical, dental, disability and accidental death and dismemberment plans and programs, in which Mr. Clark or his spouse or dependents were participating, and we, at our sole expense, will continue Mr. Clark’s and his spouse’s and dependents’ medical coverage for a period ending upon the earlier of the one year anniversary of the termination of the employment agreement and such time as Mr. Clark becomes covered by another employer group health plan or by Medicare. The employment agreement also includes non-disclosure, non-solicitation, anti-raiding and non-disparagement covenants by Mr. Clark.

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

Current Employment of Kevin D. Clark. Mr. Clark’s employment agreement, as amended, expired in accordance with its terms on March 27, 2012. The type of Mr. Clark’s employment by us beyond March 27, 2012 is “at-will” and without any employment agreement. Mr. Clark receives a base salary at a monthly rate of $18,916.67 (equivalent to an annual rate of $227,000), which will be paid in accordance with our customary payroll procedures.

Employment Agreement with Arthur R. Levine. On April 5, 2010, we entered into an employment agreement with Arthur R. Levine to serve as our Vice President – Finance. Mr. Levine’s employment agreement does not have a stated term. Under the employment agreement, Mr. Levine was paid an initial annual base salary of $135,000, and we will review Mr. Levine’s base salary at least annually. Mr. Levine’s current annual base salary was increased to $170,000 effective September 1, 2010 in connection with his promotion to Chief Financial Officer. In addition, under the terms and conditions of the employment agreement, Mr. Levine received options to purchase 50,000 shares of our common stock under our 2009 Equity Incentive Plan at an exercise price of $0.65 per share, which equaled the closing price of our common stock on the NYSE Amex on April 5, 2010. These options fully vested as of April 5, 2010 and will expire on April 4, 2020. The employment agreement also provides that Mr. Levine will be eligible to receive, among other things, an annual cash bonus upon the achievement of financial performance targets under any annual cash incentive program in effect from time to time or otherwise in the discretion of our Board or Compensation Committee. Mr. Levine did not receive an annual cash bonus during 2011. In addition, under the employment agreement, we are required to reimburse Mr. Levine for business expenses in accordance with our policies and procedures for expense reimbursement. Upon the termination of the employment agreement by us without “Cause” (as defined in the employment agreement) or upon Mr. Levine’s resignation for “Good Reason” (as defined in the employment agreement), Mr. Levine will be entitled to receive all base salary and annual cash bonus compensation which has been fully earned but has not yet been paid to him and all business expenses incurred by him which have not yet been reimbursed and a one-time lump sum payment in an amount equal to fifty percent (50%) of Mr. Levine’s annual base salary in effect as of the effective date of termination, and we, at our sole expense, would maintain in full force and effect for a period of six months for the continued benefit of Mr. Levine and his spouse and dependents all welfare benefit plans and programs, including, without limitation, medical, dental, disability and accidental death and dismemberment plans and programs, in which Mr. Levine or his spouse or dependents were participating. The employment agreement also includes non-disclosure, non-solicitation, anti-raiding and non-disparagement covenants by Mr. Levine.

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

In accordance with our practice of compensating directors who are deemed to be “independent” under the NYSE Amex rules relating to the independence of directors for their service on the Board, Audit Committee and Compensation Committee, on June 10, 2011, (i) each of our directors who was deemed to be “independent” under the NYSE Amex rules relating to the independence of directors was granted, in consideration for his service on the Board, an annual cash retainer of $20,000, payable in four equal quarterly installments, (ii) each member of the Audit Committee was granted, in consideration for his service on such committee, an annual cash retainer of $7,500, payable in four equal quarterly installments, (iii) each member of the Compensation Committee was granted, in consideration for his service on such committee, an annual cash retainer of $5,000, payable in four equal quarterly installments, and (iv) each of our directors who was deemed to be “independent” under the NYSE Amex rules relating to the independence of directors was awarded a grant, effective as of two business days after the public announcement of the voting results of our annual meeting of stockholders, of options to purchase 25,000 shares of our common stock under our 2009 Equity Incentive Plan with an exercise price of $0.91 per share, which was the closing price of our common stock on the NYSE Amex on the effective date of grant, and which fully vested immediately upon the effective date of grant.

In accordance with our practice of compensating directors who are deemed to be “independent” under the NYSE Amex rules relating to the independence of directors for his services on the Board of Directors, Audit Committee and Compensation Committee, the options granted will terminate (to the extent not previously exercised or terminated) one month after such time, if any, as the applicable director’s service on the Board of Directors ceases.

Upon his appointment to the Board of Directors, on September 26, 2011, Gerald E. Gallwas was paid and granted compensation for his services on the Board of Directors, Audit Committee and Compensation Committee in accordance with our current practices as described in further detail above and which was pro rated to reflect the actual duration of his services on the Board of Directors, Audit Committee and Compensation Committee.

Upon their appointment on September 1, 2010, Suresh Vazirani and Kishore “Kris” Dudani stated that, as employees of ERBA, they would not require any compensation for their service on the Board of Directors, Audit Committee or Compensation Committee. As a result, directors who were not deemed to be “independent” under the NYSE Amex rules relating to the independence of directors, including directors who are employed by us or ERBA, will not receive any compensation for their service on the Board of Directors, Audit Committee or Compensation Committee.

Director Compensation – 2011

The following table sets forth certain information regarding the compensation paid to our directors for their service during the fiscal year ended December 31, 2011.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total

Suresh Vazirani	-	-	-	-	-	-		-
Kishore “Kris” Dudani	-	-	-	-	-	-		-
Philippe Gadal, Pharm.D.	$32,500	-	$21,750	-	-	-		$54,250
Gerald E. Gallwas(1)	$8,125	-	$10,000	-	-	-		$18,125
John B. Harley, M.D., Ph.D.	$20,000	-	$21,750	-	-	$24,000	(3)	$65,750
David M. Templeton	$32,500	-	$21,750	-	-	-		$54,250

__________

(1) Mr. Gallwas was appointed to the Board of Directors on September 26, 2011.

(2) Represents the aggregate grant date fair value of option awards calculated in accordance with Codification Topic 718, Compensation – Stock Compensation. Assumptions used in the calculation of these amounts are included in Note 11 to our Consolidated Financial Statements, Shareholders’ Equity. The table below sets forth, as of December 31, 2011, the aggregate number of stock options held by each of the individuals included in the table above:

Name	Stock Options

Suresh Vazirani	-
Kishore “Kris” Dudani	-
Philippe Gadal, Pharm.D.	39,041
Gerald E. Gallwas	17,788
John B. Harley, M.D., Ph.D.	165,000
David M. Templeton	39,041

(3) Represents the aggregate dollar amount earned by Dr. Harley during 2011 under that certain oral consulting agreement between Dr. Harley and ImmunoVision, pursuant to which Dr. Harley was paid $2,000 per month to provide ImmunoVision with technical guidance and business assistance on an as-needed basis.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table indicates, as of April 9, 2012, information about the beneficial ownership of our common stock by (i) each director, (ii) each Named Executive Officer, (iii) all directors and executive officers as a group and (iv) each person who we know beneficially owns more than 5% of our common stock. All such shares were owned directly with sole voting and investment power unless otherwise indicated.

Name	Shares (#)(1)		Percent of Class (%)

ERBA Diagnostics Mannheim GmbH(2)	60,034,713		88.7%
Mallaustr 69-73
Mannheim, Germany 68219

Transasia Bio-medicals Ltd.(2)	60,034,713		88.7%
Transasia House
8 Chandivali Studio Road
Mumbai, India 400072

Suresh Vazirani(2)	60,034,713		88.7%
Transasia House
8 Chandivali Studio Road
Mumbai, India 400072

Kishore “Kris” Dudani(2)	60,034,713		88.7%
Transasia House
8 Chandivali Studio Road
Mumbai, India 400072

Kevin D. Clark	219,476	(3)	*

Arthur R. Levine	50,000	(4)	*

Philippe Gadal, Pharm.D.	39,041	(5)	*

Gerald E. Gallwas	17,788	(6)	*

John B. Harley, M.D., Ph.D.	165,000	(7)	*

David M. Templeton	39,041	(8)	*

All directors and executive officers as of April 9, 2012 as a group (8 persons)	60,565,059		88.9%

*	Represents beneficial ownership of less than 1%.

(1)     For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Exchange Act.

(2)     Includes 60,026,313 shares of our common stock owned directly by ERBA (of which 13,333,333 remain to be purchased by ERBA under the Stock Purchase Agreement and 19,400,000 remain to be exercised by ERBA under the Warrant, in each case, as further described throughout this Annual Report on Form 10-K) and 8,400 shares of our common stock owned directly by Erba Lachema s.r.o. On September 2, 2010, ERBA, Transasia Bio-medicals Ltd., Erba Lachema s.r.o. and Messrs. Vazirani and Dudani filed a Schedule 13D as a “group,” as such term is used in Section 13(d) of the Exchange Act, and which Schedule 13D was amended by them on July 5, 2011. As set forth in the Schedule 13D, as amended, each of ERBA, Transasia and Messrs. Vazirani and Dudani may be deemed to have an aggregate beneficial ownership of 60,034,713, or 88.7%, of the issued and outstanding shares of our common stock; provided, however, that each of Messrs. Vazarani and Dudani disclaims such beneficial ownership except to the extent of his pecuniary interest therein. Erba Lachema s.r.o. may only be deemed to be the beneficial owner of the 8,400 shares of our common stock that it owns directly.

(3)     Includes options to purchase 100,000 shares of our common stock granted to Mr. Clark and 119,476 shares of our common stock owned by Mr. Clark through our 401(k) Plan.

(4)     Includes options to purchase 50,000 shares of our common stock granted to Mr. Levine.

(5)    Includes options to purchase 39,041 shares of our common stock granted to Dr. Gadal.

(6)     Includes options to purchase 17,788 shares of our common stock granted to Mr. Gallwas.

(7)     Includes options to purchase 165,000 shares of our common stock granted to Dr. Harley.

(8)     Includes options to purchase 39,041 shares of our common stock granted to Mr. Templeton.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2011, with respect to compensation plans under which shares of our common stock are authorized for issuance.

	Number of shares to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,020,870	$1.36	3,505,318
Equity compensation plans not approved by stockholders	0	$-	0
Total	1,020,870	$1.36	3,505,318

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Controlling Stockholder

On September 1, 2010, ERBA purchased all of the approximately 72.4% of the outstanding shares of our common stock then owned by the Debregeas-Kennedy Group for an aggregate purchase price of approximately $15,000,000, or $0.75 per share. As a result of this share acquisition, the consummation of the initial transactions contemplated by the investment made by ERBA, as further described above, including ERBA’s purchase from us, and our issuance to ERBA, of 6,666,667 shares of our common stock, and ERBA’s exercise, in part, of the Warrant, as further described above, for 600,000 shares of our common stock, ERBA now beneficially owns, directly or indirectly, approximately 78.0% of the outstanding shares of our common stock.

Certain Relationships and Related Transactions

On April 8, 2011, we entered into a stock purchase agreement with ERBA, pursuant to which we agreed to sell and issue to ERBA an aggregate of 20,000,000 shares of our common stock for an aggregate purchase price of $15,000,000 and warrants to purchase an additional 20,000,000 shares of our common stock. On June 30, 2011, ERBA paid us $5,000,000 in order to consummate the initial transactions contemplated by the investment. As a result, we issued to ERBA 6,666,667 shares of our common stock and, in connection with the consummation of the initial transactions contemplated by the investment, a warrant to purchase 20,000,000 shares of our common stock, with a five year term and an exercise price per share of our common stock equal to $0.75. Pursuant to the stock purchase agreement, as amended on December 29, 2011, we have also agreed to issue to ERBA an additional 6,666,667 shares of our common stock for an aggregate purchase price of $5,000,000, as well as an additional 6,666,666 shares of our common stock for an aggregate purchase price of $5,000,000, in each case, on the date that is 60 days after the date on which a majority of the independent directors on our board of directors determines by vote or written consent that such additional transaction shall occur and causes notice thereof to be delivered to ERBA.

In the fourth quarter of 2011, a subsidiary of the Company entered into a contract research and development agreement with ERBA for a total of Euro 700,000, pursuant to which ERBA has agreed to pay the subsidiary a total amount of Euro 133,000, equivalent to approximately $186,000, during the fourth quarter of 2011 and an additional Euro 567,000 during 2012 for the results of certain research and development.

In April 2012, ERBA exercised, in part, the Warrant by paying an aggregate exercise price of $450,000 to us and, in connection therewith, we issued to ERBA 600,000 shares of our common stock.

We anticipate that, during the year ending December 31, 2012, we will sell test kits and instruments to, and may perform contract research and development services for, ERBA, Transasia and their affiliates.  While we are not currently able to reasonably estimate the approximate aggregate dollar value associated with these sales and services, we believe that the aggregate dollar value associated with these sales and services could reasonably be expected to be in excess of $120,000.

Director Independence

Our Board of Directors has determined that four of its members—Philippe Gadal, Pharm.D., John B. Harley, M.D., Ph.D., Gerald E. Gallwas and David M. Templeton—are “independent,” as such term is defined in the applicable rules of the NYSE Amex relating to the independence of directors.

In determining that Dr. Harley is independent, our Board of Directors considered the oral consulting agreement between Dr. Harley and ImmunoVision, pursuant to which Dr. Harley was paid $2,000 per month to provide ImmunoVision with technical guidance and business assistance on an as-needed basis (in addition to the amounts he receives for his service as a member of our Board of Directors). Our Board of Directors also considered the license agreement between us and JK Autoimmunity, Inc., a corporation of which Dr. Harley is the controlling shareholder, pursuant to which JK Autoimmunity, Inc. has granted an exclusive worldwide license to us for certain patents, rights and technology relating to monoclonal antibodies against autoimmune RNA proteins developed by Dr. Harley in exchange for specified royalty payments, including an annual minimum royalty of $10,000 for each licensed product utilized by us. During 2011, we accrued an aggregate payment of $10,000 to JK Autoimmunity under such license.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by PricewaterhouseCoopers LLP, or PwC, our principal accountant for the period from January 1, 2010 through June 11, 2010, and Grant Thornton LLP, which succeeded PwC as our principal accountant for the period from June 18, 2010 through December 31, 2010 and for the fiscal year ended December 31, 2011.

	For the years ended December 31,
	2011	2010
Audit Fees	$253,875	$282,213
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$253,875	$282,213

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

(1)   FINANCIAL STATEMENTS

The following consolidated financial statements of us and our subsidiaries are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010

Consolidated Statements of Shareholders' Equity & Comprehensive Loss for the years ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

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

(3)   EXHIBITS

The following exhibits are either filed as a part of or furnished with this Annual Report on Form 10-K or are incorporated into this Annual Report on Form 10-K by reference to documents previously filed as indicated below:

Exhibit Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to our Schedule 14A filed on June 25, 2002.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	Incorporated by reference to Appendix B of our Schedule 14A filed on April 18, 2011.

3.3	Amended and Restated Bylaws, as Amended	Incorporated by reference to our Form 10-K filed on March 31, 2008.

4.1	Specimen Common Stock Certificate	Incorporated by reference to our Form 10-K filed on April 1, 2002.
4.2	Form of Warrant to Purchase Shares of Common Stock	Incorporated by reference to our Form 8-K filed on April 8, 2011.

10.1	Form of Indemnification Agreement between IVAX Diagnostics, Inc. and each of its directors	Incorporated by reference to our Form 10-K filed on March 31, 2003.

10.2	Use of Name License Agreement, dated March 14, 2001, between IVAX Diagnostics, Inc. and IVAX Corporation	Incorporated by reference to our Form 10-K filed on April 1, 2002.

10.3*	Employment Agreement, dated as of March 27, 2009, by and between IVAX Diagnostics, Inc. and Kevin Clark	Incorporated by reference to our Form 10-K filed on March 30, 2009.

10.4*	Amendment to Employment Agreement, dated as of August 31, 2010, by and between IVAX Diagnostics, Inc. and Kevin Clark	Incorporated by reference to our Form 10-Q filed on November 15, 2010.

10.5*	Second Amendment to Employment Agreement, dated as of September 3, 2010, by and between IVAX Diagnostics, Inc. and Kevin Clark	Incorporated by reference to our Form 10-Q filed on November 15, 2010.

10.6*	Employment Agreement, dated as of April 5, 2010, by and between IVAX Diagnostics, Inc. and Arthur Levine	Incorporated by reference to our Form 10-Q filed on August 16, 2010.

10.7*	Amendment to Employment Agreement, dated as of September 1, 2010, by and between IVAX Diagnostics, Inc. and Arthur Levine	Incorporated by reference to our Form 10-Q filed on November 15, 2010.

10.8	Stock Purchase Agreement, dated April 8, 2011, by and between IVAX Diagnostics, Inc. and ERBA Diagnostics Mannheim GmbH	Incorporated by reference to our Form 8-K filed on April 8, 2011.

10.9	Amendment to Stock Purchase Agreement, dated December 29, 2011, by and between IVAX Diagnostics, Inc. and ERBA Diagnostics Mannheim GmbH	Incorporated by reference to our Form 8-K filed on December 29, 2011.
10.10	Loan Agreement, dated as of June 10, 2011, by and between Diamedix Corporation and City National Bank of Florida	Incorporated by reference to our Form 8-K filed on June 10, 2011.

10.11	Form of Revolving Promissory Note, executed on June 10, 2011 by Diamedix Corporation in favor of City National Bank of Florida	Incorporated by reference to our Form 8-K filed on June 10, 2011.

10.12	Security Agreement, dated as of June 10, 2011, by and between Diamedix Corporation and City National Bank of Florida	Incorporated by reference to our Form 8-K filed on June 10, 2011.
97

Exhibit Number	Description	Method of Filing

10.13	Mortgage, Assignment of Rents and Security Agreement, made on June 10, 2011 from Diamedix Corporation in favor of City National Bank of Florida	Incorporated by reference to our Form 8-K filed on June 10, 2011.
10.14	Form of Guaranty Agreement, executed on June 10, 2011 in favor of City National Bank of Florida by each of IVAX Diagnostics, Inc. and ImmunoVision, Inc.	Incorporated by reference to our Form 8-K filed on June 10, 2011.

10.15	1999 Performance Equity Plan	Incorporated by reference to our Form SB-2 filed on October 6, 1999.

10.16	2009 Equity Incentive Plan	Incorporated by reference to our Schedule 14A filed on May 8, 2009.

10.17	Form of Nonqualified Stock Option Agreement (Employee)	Incorporated by reference to our Form 8-K filed on June 16, 2009.

10.18	Form of Nonqualified Stock Option Agreement (Independent Director)	Incorporated by reference to our Form 10-K filed on March 30, 2011.

21.1	Subsidiaries of IVAX Diagnostics, Inc.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP	Filed herewith.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
101.INS	XBRL Instance Document	***
101. SCH	XBRL Taxonomy Extension Schema Document	***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	***
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	***

*	This exhibit is a management contract or compensatory plan or arrangement which is required to be filed with this Annual Report on Form 10-K by Item 601 of Regulation S-K.

**	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished, rather than filed, with this Annual Report on Form 10-K.

***	Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IVAX DIAGNOSTICS, INC.

Dated: April 16, 2012	By:	/s/ Kevin D. Clark
Kevin D. Clark,
Chief Executive Officer,
Chief Operating Officer
and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/Suresh Vazirani	Executive Chairman of the	April 16, 2012
Suresh Vazirani	Board of Directors

/s/Kevin D. Clark	Chief Executive Officer,	April 16, 2012
Kevin D. Clark	Chief Operating Officer
and President
(Principal Executive Officer)

/s/Arthur R. Levine	Chief Financial Officer	April 16, 2012
Arthur R. Levine	and Vice President-Finance
(Principal Financial Officer)
(Principal Accounting Officer)

/s/Kishore Dudani	Director	April 16, 2012
Kishore Dudani

/s/Philippe Gadal, Pharm.D.	Director	April 16, 2012
Philippe Gadal, Pharm.D.

/s/Gerald E. Gallwas	Director	April 16, 2012
Gerald E. Gallwas

/s/John B. Harley, M.D., Ph.D.	Director	April 16, 2012
John B. Harley, M.D., Ph.D.

/s/David M. Templeton	Director	April 16, 2012
David M. Templeton

EXHIBIT INDEX

Exhibit Number	Description

21.1	Subsidiaries of IVAX Diagnostics, Inc.

23.1	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document