Form 10-Q
period 2012-03-31
IVAX DIAGNOSTICS INC
filed 2012-05-21
CIK 1095858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

34,991,554 shares of Common Stock, $ .01 par value, outstanding as of May 18, 2012.

IVAX DIAGNOSTICS, INC.

INDEX

			PAGE NO.

PART I - FINANCIAL INFORMATION

Item 1	-	Financial Statements

		Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	2

		Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2012 and 2011	3

		Consolidated Statement of Changes in Shareholders’ Equity (unaudited) for the three months ended March 31, 2012	4

		Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2012 and 2011	5

		Condensed Notes to Consolidated Financial Statements (unaudited)	6

Item 2	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4	-	Controls and Procedures	27

PART II - OTHER INFORMATION

Item 1	-	Legal Proceedings	28

Item 6	-	Exhibits	28

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$3,511,167	$3,653,244
Accounts receivable, net of allowances for doubtful accounts of $685,315 in 2012 and $716,599 in 2011	6,043,004	5,950,621
Inventories, net	3,681,509	3,830,295
Other current assets	397,332	231,992
Total current assets	13,633,012	13,666,152

Property, plant and equipment, net	1,384,684	1,456,940
Equipment on lease, net	622,526	674,504
Product license	282,936	282,936
Goodwill	870,290	870,290
Restricted deposits	118,527	127,859
Other assets	123,752	128,203
Total assets	$17,035,727	$17,206,884

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,029,978	$2,345,838
Capital lease obligation	81,493	79,186
Accrued license payable	133,000	129,490
Revolving line of credit	660,995	736,566
Other accrued expenses	1,880,353	1,744,221

Total current liabilities	4,785,819	5,035,301

Other long-term liabilities:
Capital lease obligation	-	21,287
Deferred tax liabilities	444,549	428,676
Other long-term liabilities	1,034,830	994,348
Total other long-term liabilities	1,479,379	1,444,311

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 34,391,554 in 2012 and 2011	343,915	343,915
Capital in excess of par value	46,035,037	46,035,037
Accumulated deficit	(35,062,269)	(34,983,815)
Accumulated other comprehensive loss	(546,154)	(667,865)
Total shareholders’ equity	10,770,529	10,727,272
Total liabilities and shareholders’ equity	$17,035,727	$17,206,884

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these financial statements

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

Three Months Ended March 31,	2012	2011

Net revenues	$4,273,274	$4,134,357
Cost of sales	2,150,936	2,019,142
Gross profit	2,122,338	2,115,215

Operating expenses:
Selling	970,893	1,225,489
General and administrative	1,075,387	1,347,001
Research and development	195,544	550,235
Total operating expenses	2,241,824	3,122,725

Loss from operations	(119,486)	(1,007,510)

Other income (expense):
Interest expense	(12,666)	(3,391)
Other income, net	81,366	19,192
Total other income, net	68,700	15,801

Loss before income taxes	(50,786)	(991,709)

Provision for income taxes	27,668	28,308

Net loss	(78,454)	(1,020,017)

Other comprehensive income-foreign currency translation adjustments	121,711	224,482

Comprehensive income (loss)	$(43,257)	$(795,535)

Net loss per share - basic and diluted	$(0.00)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	34,391,554	27,649,887
Diluted	34,391,554	27,649,887

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these financial statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

BALANCE, December 31, 2011	34,391,554	$343,915	$46,035,037	$(34,983,815)	$(667,865)	$10,727,272

Net loss	-	-	-	(78,454)	-	(78,454)
Other comprehensive loss	-	-	-	-	121,711	121,711

BALANCE, March 31, 2012	34,391,554	$343,915	$46,035,037	$(35,062,269)	$(546,154)	$10,770,529

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these financial statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2012	2011

Cash flows from operating activities:
Net loss	$(78,454)	$(1,020,017)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	192,990	192,597
Net reduction in provision for doubtful accounts receivable	(48,209)	(29,632)
Provision for inventory obsolescence	-	52,124
Amortization of other assets	17,667	-
Deferred income taxes	15,873	15,873
Changes in operating assets and liabilities:
Accounts receivable	(44,174)	(483,834)
Inventories	148,786	(164,096)
Other current assets	(177,965)	(29,951)
Other assets	(591)	4
Accounts payable and accrued expenses	(176,217)	608,898
Other long-term liabilities	40,482	3,225
Net cash flows used in operating activities	(109,812)	(854,809)

Cash flows from investing activities:
Capital expenditures	(9,490)	(13,213)
Decrease in restricted deposits	9,332	68
Acquisitions of equipment on lease	(43,243)	(29,716)

Net cash flows used in investing activities	(43,401)	(42,861)

Cash flows from financing activities:
Capital lease payments	(18,980)	(17,360)
Payments under revolving line of credit, net	(75,571)	-
Net cash flows used in financing activities	(94,551)	(17,360)

Effect of exchange rate changes on cash and cash equivalents	105,687	15,860
Net decrease in cash and cash equivalents	(142,077)	(899,170)
Cash and cash equivalents at the beginning of the period	3,653,244	1,826,228
Cash and cash equivalents at the end of the period	$3,511,167	$927,058

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these financial statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) ORGANIZATION AND OPERATIONS:

The accompanying unaudited interim consolidated financial statements of IVAX Diagnostics, Inc. (the “Company,” “IVAX Diagnostics,” we,” “us” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments necessary to state fairly the results of operations, financial position, changes in stockholders’ equity and cash flows have been made. The results of operations, financial position, changes in stockholders’ equity and cash flows for the three months ended March 31, 2012 are not necessarily indicative of the results of operations, financial position, changes in stockholders’ equity and cash flows which may be reported for the remainder of 2012. The balance sheet as of December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

On September 1, 2010, ERBA Diagnostics Mannheim GmbH, an in vitro diagnostics company headquartered in Germany (“ERBA”), the parent company of which is Transasia Bio-Medicals Ltd. (“Transasia”), purchased all of the approximately 72.4% of the outstanding shares of the Company’s common stock owned by the Debregeas-Kennedy Group for an aggregate purchase price of approximately $15,000,000, or $0.75 per share (the “Share Acquisition”). See also Note 14, Related Party Transactions, with respect to subsequent transactions with ERBA, including ERBA’s purchase from the Company, and the Company’s issuance to ERBA, of 6,666,667 shares of the Company’s common stock in the initial transactions contemplated by the Investment and ERBA’s exercise, in part, of the warrant, as further described below, for 600,000 shares of the Company’s common stock (the “Investment”). As a result of the Share Acquisition, the consummation of the initial transactions contemplated by the Investment and the exercise, in part, of the Warrant, ERBA now beneficially owns, directly or indirectly, approximately 78.0% of the outstanding shares of the Company’s common stock.

(2) LIQUIDITY:

The Company incurred a net loss of $78,454 during the three months ended March 31, 2012 and a net loss of $1,020,017 for the three months ended March 31, 2011 and used cash from operations of $109,812 and $854,809 for those respective periods.

The Company has taken or is in the process of evaluating or undertaking certain actions which, if successful, it believes will be sufficient to provide the Company with the ability to continue in existence.  The Company expects operating results to improve from the operating results achieved during 2011 and the three months ended March 31, 2012 and 2011, based principally upon increases in revenue as a result of the commercial launch of the Mago® 4S in the United States during 2011 and increases in the United States and international revenue from new channels of distribution.  The Company also expects operating results to improve as a result of certain initiatives it has adopted or is considering adopting in order to reduce expenses.

As discussed below in Note 14, Related Party Transactions, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with ERBA, on April 8, 2011. The Company and ERBA modified the Stock Purchase Agreement such that the additional shares and warrants will only be issued on the date that is 60 days after the date on which a majority of the independent directors on the Company’s board of directors determines by vote or written consent that such additional transaction shall occur and causes notice thereof to be delivered to ERBA.

As discussed below in Note 15, Revolving Line of Credit, on June 10, 2011, Diamedix Corporation (“Diamedix”), a wholly-owned subsidiary of the Company, entered into a loan agreement (the “Loan Agreement”) with City National Bank of Florida, which provides for a secured, revolving credit facility of up to $975,000 (the “Line of Credit”).

As discussed below in Note 16, Subsequent Events, on April 16, 2012, ERBA exercised, in part, a warrant by paying an aggregate exercise price of $450,000 to the Company and, in connection therewith, the Company issued to ERBA 600,000 shares of the Company’s common stock.

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

The following chart summarizes option activity as of March 31, 2012 and changes during the three months ended March 31, 2012 for outstanding and exercisable options granted by the Company:

Weighted
Average
	Number of	Exercise
	Shares	Price

Outstanding at December 31, 2011	1,020,870	$1.36
Granted	-	-
Expired	-	-
Terminated	-	-
Exercised	-	-
Outstanding at March 31, 2012	1,020,870	$1.36

There was no stock compensation expense for the three months ended March 31, 2012 or 2011.

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

All of the Company’s financial assets, which do not include cash on hand, as of March 31, 2012 and December 31, 2011, were Level 1 assets composed of money market funds with balances of $147,548 and $17,334, included as part of cash and cash equivalents in the accompanying balance sheet, respectively, and Level 3 assets composed of the product license discussed in Note 7, Product License. Financial instruments consist primarily of cash and cash equivalents, accounts receivable and accounts payable. At March 31, 2012 and December 31, 2011, the fair value of these instruments approximates the carrying amount of these items due to the short-term maturities of these instruments.

(6) INVENTORIES, NET:

Inventories, net consist of the following:

	March 31,	December 31,
	2012	2011

Raw materials	$850,512	$716,268
Work-in-process	522,061	717,390
Finished goods	2,308,936	2,396,637
Total inventories, net	$3,681,509	$3,830,295

(7) PRODUCT LICENSE:

In September 2004, the Company entered into a license agreement with an Italian diagnostics company to obtain a perpetual, worldwide, royalty-free license of product technology used by the Italian diagnostics company. This licensed hepatitis product technology is existing technology, which the Italian diagnostics company had developed and successfully commercialized to manufacture hepatitis products sold by them and for which it had already received “CE Marking” approval from the European Union. Through the acquisition of this existing technology in its current form, the Company expects to be able to derive revenue from the manufacture and sale of new hepatitis products. In exchange for the Italian diagnostics company’s assistance in transferring the know-how of the manufacturing technology, the Company agreed to pay a total of 1,000,000 Euro in the form of four milestone payments upon the Italian diagnostics company’s achievement of certain enumerated performance objectives related to the transfer of such existing technology. Three of the four milestone payments, totaling 900,000 Euro, were made in prior years. The remaining milestone payment of Euro 100,000, or equivalent to approximately $133,000, is included in accrued license payable in the accompanying consolidated balance sheet as of March 31, 2012. In October 2011, the Company received “CE Marking” granting approval for the remaining products covered under the license agreement and expects to begin to manufacture and market the products in 2012. Amortization of the product license will begin following the initial sale of the hepatitis products manufactured by the Company.

(8) LOSS PER SHARE:

Loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. All outstanding stock options and warrants are considered potential common stock. The dilutive effect, if any, of stock options and warrants is calculated using the treasury stock method.

Outstanding stock options (1,020,870 as of both March 31, 2012 and December 31, 2011) and warrants (6,666,667 exercisable as of December 31, 2011 and 13,333,333 not yet exercisable as of that date) have not been included in the calculation of loss per share because their impact would be anti-dilutive.

(9) INCOME TAXES:

The provision for income taxes consists of the following:

Three Months Ended March 31,	2012	2011
Current:
Domestic	$-	$-
Foreign	11,795	12,435
Deferred:
Domestic	15,873	15,873
Foreign	-	-

Total provision for income taxes	$27,668	$28,308

The Company is susceptible to large fluctuations in its effective tax rate and has thereby recognized tax expense on a discrete pro-rata basis for the three months ended March 31, 2012 and March 31, 2011. No current domestic tax provision was recorded during the three months ended March 31, 2012 or March 31, 2011 due to the increase in the valuation allowance to offset the benefit of domestic losses of approximately $52,000. The foreign current income tax provisions for the three months ended March 31, 2012 and 2011 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

As of March 31, 2012 and December 31, 2011, the Company has established a full valuation allowance on both its domestic and foreign net deferred tax assets, which are primarily comprised of net operating loss carryforwards. Due to the cumulative net losses from the operations of both domestic and foreign operations, the Company had no net deferred tax asset as of March 31, 2012 or December 31, 2011. As of March 31, 2012 and December 31, 2011, the Company had net deferred tax liabilities relating to tax deductible goodwill of $444,549 and $428,676, respectively, and recorded corresponding deferred tax provisions of $15,873 during each of the three months ended March 31, 2012 and 2011. Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause the provision for income taxes to vary significantly from period to period.

Domestic net operating losses generated by the Company total $18,802,000 as of December 31, 2011 and are subject to any applicable limitations as described below. The net operating losses included in the domestic net deferred tax asset will begin to expire in 2022. Under Section 382 of the Internal Revenue Code, the Company’s use of its net operating loss carryforwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA of the approximately 72.4% of the outstanding shares of the Company’s common stock previously owned by the Debregeas-Kennedy Group. As a result of that acquisition, the Company’s ability to utilize net operating loss carryforwards to offset any future taxable income is currently limited to approximately $825,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date. The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the ownership change. The limitations of these net operating loss carryforwards did not impact the Company’s results for the three months ended March 31, 2012 or 2011.

United States income taxes have not been provided on undistributed earnings of foreign subsidiaries, as such earnings are being retained indefinitely by such subsidiaries for reinvestment.  The distribution of these earnings would first reduce the domestic valuation allowance before resulting in additional United States income taxes.

(10) CONCENTRATION OF CREDIT RISK:

The Company performs periodic credit evaluations of its customers' financial condition and provides allowances for doubtful accounts as required. The Company's accounts receivables are generated from sales made both domestically and abroad. As of March 31, 2012 and December 31, 2011, $4,059,000 and $4,203,000, respectively, of the Company's total net accounts receivable were due in Italy. Of the total net accounts receivable, approximately 35%, or $2,108,000, at March 31, 2012 and 36%, or $2,167,000, at December 31, 2011 were due from hospitals and laboratories controlled by the Italian government. The Company maintains allowances for doubtful accounts, particularly in Italy where payment cycles are longer than in the United States, for potential credit losses based on the age of the accounts receivable and the results of the Company’s periodic credit evaluations of its customers’ financial condition. Additionally, the Company periodically receives payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances.

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

Net Revenues by Region
Three Months Ended March 31,	2012	2011

Domestic
External net revenues	$2,863,037	$2,744,628
Intercompany revenues	134,935	118,754
	2,997,972	2,863,382
European
External net revenues	1,410,237	1,389,729
Intercompany revenues	19,917	69,883
	1,430,154	1,459,612

Eliminations	(154,852)	(188,637)

Consolidated net revenues	$4,273,274	$4,134,357

Loss from Operations by Region
Three Months Ended March 31,	2012	2011

Domestic	$(153,548)	$(577,101)
European	34,062	(430,409)
Loss from operations	$(119,486)	$(1,007,510)

Total Assets by Region	March 31,	December 31,
	2012	2011

Domestic	$10,685,646	$7,929,836
European	6,350,081	7,225,759
Total assets	$17,035,727	$15,155,395

Goodwill by Region	March 31,	December 31,
	2012	2011

Domestic	$870,290	$870,290
European	-	-
Total goodwill	$870,290	$870,290

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

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This guidance is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The Company implemented the new guidance effective January 1, 2011. The provisions of this guidance did not have a material impact on the Company’s financial statements.

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Guidance No. 2011-05” (“ASU 2011-12”). This guidance is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of ASU 2011-05. All other requirements in ASU 2011-05 are not affected by this guidance, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The Company implemented the new guidance effective January 1, 2011. The provisions of this guidance did not have a material impact on the Company’s financial statements.

(14) RELATED PARTY TRANSACTIONS:

During the three months ended March 31, 2012 and 2011, ImmunoVision, Inc. (“ImmunoVision”), a wholly-owned subsidiary of the Company, paid $6,000 to John B. Harley, M.D., Ph.D., under that certain oral consulting agreement between Dr. Harley and ImmunoVision pursuant to which Dr. Harley is paid $2,000 per month in consideration for his provision of technical guidance and business assistance to ImmunoVision on an as-needed basis. Dr. Harley continues to serve on the Company’s Board of Directors.

Pursuant to a license agreement between the Company and Dr. Harley, he has granted an exclusive worldwide license to the Company for certain patents, rights and technology relating to monoclonal antibodies against autoimmune RNA proteins developed by him in exchange for specified royalty payments, including an annual minimum royalty of $10,000 for each licensed product utilized by the Company. During the three months ended March 31, 2012, the Company accrued a payment of $2,500 to Dr. Harley under such license.

The amounts paid to Dr. Harley were in addition to the amounts he received for his service as member of the Company’s Board of Directors and the committees of the Board of Directors on which he served.

During the three months ended March 31, 2012 and 2011, the Company sold products to Transasia and a subsidiary of ERBA for a total amount of Euro 236,000 and 148,000, respectively, equivalent to approximately $309,000 and $204,000, respectively.

In the fourth quarter of 2011, a subsidiary of the Company entered into a contract research and development agreement with ERBA, as amended, for a total of Euro 754,000, pursuant to which ERBA has agreed to pay the subsidiary a total amount of Euro 133,000, equivalent to approximately $186,000, during the fourth quarter of 2011 and an additional Euro 621,000 during 2012 for the results of certain research and development. For the three months ended March 31, 2012, contract research and development revenue under this agreement approximated Euro 112,000 ($147,000). The Company and its subsidiaries had net accounts receivable from ERBA and Transasia of $301,000 at March 31, 2012 and $387,000 at December 31, 2011 related to the above transactions.

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

On June 30, 2011, ERBA paid the Company $5,000,000 in order to consummate the initial transactions contemplated by the Investment (the “Initial Closing”). As a result, the Company issued to ERBA 6,666,667 shares of the Company’s common stock and, in connection with the consummation of the initial transactions contemplated by the Investment, a warrant to purchase 20,000,000 shares of the Company’s common stock (the “Warrant”). After giving effect to transaction costs of $399,700 relating to the Stock Purchase Agreement and the Investment, the Company received net proceeds of $4,600,300 at the consummation of the initial transactions contemplated by the Investment.  As previously reported, the Warrant has a five year term and an exercise price per share of the Company’s common stock of $0.75. The Warrant is exercisable only to the extent that shares of the Company’s common stock have been purchased under the Stock Purchase Agreement. As of March 31, 2011, the Warrant was exercisable for 6,666,667 shares of the Company’s common stock. As discussed below in Note 16, Subsequent Events, on April 16, 2012, ERBA exercised, in part, the Warrant by paying an aggregate exercise price of $450,000 to the Company and, in connection therewith, the Company issued to ERBA 600,000 shares of the Company’s common stock.

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

(15) REVOLVING LINE OF CREDIT:

On June 10, 2011, Diamedix entered into the Loan Agreement with City National Bank of Florida, which provides for a secured, revolving credit facility of up to $975,000 (the “Line of Credit”).  Amounts outstanding under the Line of Credit will accrue interest at an annual rate equal to the 30-day LIBOR plus 4.00%, and the loan will become due and payable on June 10, 2013, subject to acceleration upon the occurrence of certain specified events of default that the Company believes are customary for transactions of this type.  The interest rate will increase by two percentage points (2.00%) per annum if certain covenants contained in the Loan Agreement are not met.

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

As of March 31, 2012 and December 31, 2011, the Company was in compliance with all of the above financial covenants. Closing costs and other transaction costs aggregating $101,000 were incurred in 2011 related to the Loan Agreement and the Line of Credit. These costs have been classified as debt issuance costs on the accompanying consolidated balance sheet and are being amortized over the 24-month term of the Line of Credit commencing in June 2011.

As of March 31, 2012 and December 31, 2011, $660,995 and $736,566, respectively, was outstanding under the Line of Credit and this amount and related debt issuance costs have been classified as current due to the terms of the related lockbox arrangement. As of March 31, 2012, the availability after giving effect to amounts outstanding on the Line of Credit was $314,005.

(16) SUBSEQUENT EVENT:

On April 16, 2012, ERBA exercised, in part, the Warrant (see Note 15) by paying an aggregate exercise price of $450,000 to the Company and, in connection therewith, the Company issued to ERBA 600,000 shares of the Company’s common stock. A total of 19,400,000 warrants remained unexercised at April 16, 2012.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 and the unaudited interim consolidated financial statements and the related notes to unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

See the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion of certain risks and uncertainties that could materially and adversely affect our business, operating results or financial condition. Many of these factors are beyond our control.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

OVERVIEW

Net loss totaled $78,000 for the three months ended March 31, 2012 compared to net loss of $1,020,000 for the three months ended March 31, 2011. Operating loss was $119,000 in the 2012 period compared to operating loss of $1,008,000 for the 2011 period. The decrease in both net loss and operating loss in the 2012 period compared to the 2011 period resulted primarily from decreases in operating expenses. Net revenues increased by $139,000 to $4,273,000 in the 2012 period from $4,134,000 in the 2011 period, consisting of an increase in net revenues from domestic operations of $119,000, from $2,744,000 in the 2011 period to $2,863,000 in the 2012 period, and an increase in net revenues from European operations of $20,000, including the effect of exchange rate fluctuations of the United States dollar relative to the Euro, from $1,390,000 in the 2011 period to $1,410,000 in the 2012 period. Gross profit increased by $7,000 to $2,122,000 in the 2012 period from $2,115,000 in the 2011 period, as the result of the higher revenue, offset by lower margin percentage. Gross profit as a percentage of net revenues decreased to 49.7% for the 2012 period from 51.2% for the 2011 period, principally as a result of an increase in the sale of instruments and increase in contract research revenue, which have a lower average margin than reagent sales.

Operating expenses decreased to $2,242,000 in the 2012 period from $3,123,000 in the 2011 period as a result of decreases in all three categories of operating expenses. Comparing the 2012 period to the 2011 period, selling expenses decreased by $255,000, general and administrative expenses decreased by $272,000 and research and development expenses decreased by $355,000.

NET REVENUES AND GROSS PROFIT

			Period over Period
Three months ended March 31,	2012	2011	Increase (Decrease)
Net Revenues:
Domestic	$2,863,000	$2,744,000	$119,000
European	1,410,000	1,390,000	20,000
Total	4,273,000	4,134,000	139,000

Cost of Sales	2,150,000	2,019,000	132,000

Gross Profit	$2,122,000	$2,115,000	$7,000
% of Total Net Revenue	49.7%	51.2%

Total net revenues in the three months ended March 31, 2012 increased by $139,000, or 3.4%, from the three months ended March 31, 2011. This increase was composed of an increase of $119,000 in net revenues from domestic operations and an increase of $20,000 in net revenues from European operations. Exchange rate differences resulting from the strength or weakness of the United States dollar against the Euro resulted in a decrease of approximately $77,000 in net revenues in the 2012 period as compared to the 2011 period, as further discussed in “Currency Fluctuations” below. As measured in Euros, net revenues from European operations in the 2012 period increased by 1.4% compared to the 2011 period. The increase in net revenues from European operations was mainly due to increase in instrument and contract research and development revenue less the declines in reagent sales in both Italy and other international markets. Net revenues from domestic operations in the 2012 period increased by 4.3% compared to the 2011 period. The increase in net revenue from domestic operations was due to increases in volumes of reagent and instrument sales.

Gross profit in the 2012 period increased by $7,000, or 0.3%, from the 2011 period. The increase in gross profit was primarily attributable to the increase in net revenues. The decrease in gross profit as a percentage of net revenues to 49.7% in the 2012 period from 51.2% in the 2011 period resulted mainly from an increase in the sale of instruments and contract research and development, which have a lower average margins than reagent sales.

OPERATING EXPENSES

		% of		% of	Period over Period
Three months ended March 31,	2012	Revenue	2011	Revenue	(Decrease)

Selling	$971,000	22.7%	$1,226,000	29.6%	$(255,000)

General and Administrative	1,075,000	25.2%	1,347,000	32.6%	(272,000)

Research and Development	196,000	4.6%	550,000	13.3%	(354,000)

Total Operating Expenses	$2,242,000	52.5%	$3,123,000	75.5%	$(881,000)

Total operating expenses decreased to $2,242,000 in the 2012 period from $3,123,000 in the 2011 period as a result of decreases in all three categories of operating expenses.

The decrease of $255,000 in selling expenses during the 2012 period compared to the 2011 period was primarily due to open sales positions in the United States and, in Italy, reduction in workforce and lower commissions from lower sales in commissionable categories.

The decrease of $272,000 in general and administrative expenses during the 2012 period compared to the 2011 period was due principally to reduction in workforce in Italy, reduction in rent and related building expenses in Italy and reduction in provision for doubtful accounts in Italy.

The decrease in research and development expenses of $354,000 was due principally to reduction of research and development activities in the United States and funding of research and development in Italy, for which the relevant expenses are now included in cost of sales (see Note 14 to the financial statements).

LOSS FROM OPERATIONS

Loss from operations totaled $119,000 in the 2012 period as compared to loss from operations of $1,008,000 in the 2011 period, primarily due to reduction in operating expenses. Loss from operations in the 2012 period was composed of a $153,000 loss from domestic operations and a $34,000 income from European operations. Loss from operations in the 2011 period was composed of a $577,000 loss from domestic operations and a $431,000 loss from European operations. Domestic operations include corporate expenditures, including costs required to maintain our status as a public company.

OTHER INCOME, NET

Other income, net totaled $69,000 in the 2012 period as compared to $16,000 in the 2011 period. Amounts included in other income, net in the 2012 and 2011 periods were primarily net foreign currency gains, from deposits held in Euros and transactions of our Italian subsidiary which were denominated in currencies other than its functional currency.

INCOME TAX PROVISION

We recorded income tax provisions of $28,000 in both the 2012 and 2011 periods. The current tax provision of $12,000 for both periods relates to Italian local income taxes based upon applicable statutory rates effective in Italy. The deferred tax provision of $16,000 for both periods relates to domestic tax deductible goodwill. No current tax benefit was recorded during the two periods on our losses because we had a full valuation allowance against the net deferred income tax assets.

NET LOSS

We generated a net loss of $79,000 in the 2012 period as compared to a net loss of $1,020,000 in the 2011 period. Our basic and diluted loss per common share was $0.00 in 2012 as compared to a basic and diluted loss per common share of $0.04 in the 2011 period. The net loss for both periods resulted from the various factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, our working capital was $8,847,000 compared to $8,631,000 at December 31, 2011. Cash and cash equivalents totaled $3,511,000 at March 31, 2012 and $3,653,000 at December 31, 2011.

Net cash flows of $110,000 were used in operating activities during the three months ended March 31, 2012 as compared to $855,000 that were used in operating activities during the three months ended March 31, 2011.

Cash used in operating activities of $110,000 during the 2012 period was the result of the net loss of $78,000 and changes in operating assets and liabilities of $(224,000), partially offset by non-cash items of $192,000. The non-cash items include depreciation and amortization, reduction in the provision for doubtful accounts receivable, amortization of other assets and deferred income taxes. Cash provided by changes in operating assets and liabilities was due to changes in accounts receivable, inventories, other current assets, accounts payable and accrued expenses and other long-term liabilities.

Cash used in operating activities of $855,000 during the 2011 period was the result of the net loss of $1,020,000 and changes in operating assets and liabilities of $66,000, partially offset by non-cash items of $231,000. The non-cash items include depreciation and amortization, a recovery for doubtful accounts receivable, a provision for inventory obsolescence and deferred income taxes.

Net cash of $43,000 was used in investing activities during the 2012 and 2011 periods. In both periods, the use was primarily for equipment on lease and capital expenditures.

Financing activities during the period consisted of capital lease payments during 2012 and 2011, as well as payments during 2012 to reduce outstanding borrowings under the revolving line of credit.

Liquidity is expected to be sufficient through the end of 2012 from the combination of the existing cash and cash equivalents at March 31, 2012, the exercise of warrants subsequent to March 31, 2012 and the investment that ERBA has agreed to make under the Stock Purchase Agreement, including the Warrant, as described throughout this Quarterly Report on Form 10-Q.

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

Our product research and development expenditures were $1,451,000 during the year ended December 31, 2011 and $195,000 for the three months ended March 31, 2012. In the fourth quarter of 2011, a subsidiary of the Company entered into a contract research and development agreement with ERBA, as amended, for a total of Euro 754,000 ($1,003,000) in 2011 and 2012. A total of Euro 133,000 and Euro 54,000 was invoiced under the contract in the fourth quarter of 2011 and the first quarter of 2012, respectively. Actual expenditures will depend upon, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. There can be no assurance that these expenditures will result in the development of new products or product enhancements, that we will successfully complete products under development, that we will obtain regulatory approval or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed.

In connection with our evaluation of our operating results, financial condition and cash position, and specifically considering our results of operations and cash utilization during 2011, we continue to implement measures expected to improve future cash flow. To this end, we expect operating results to continue to improve from the operating results achieved during 2011 based principally upon increases in revenue as a result of new channels of distribution in the United States and international markets.

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

During the year ended December 31, 2011, a subsidiary of the Company entered into a contract research and development agreement with the parent company, as amended. Expenses incurred pursuant to that contract are included in cost of sales as the related revenues are recorded from the achievement of milestones.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company grants credit without collateral to its customers based on the Company’s evaluation of a particular customer’s credit worthiness. In addition, allowances for doubtful accounts are maintained, particularly in Italy where payment cycles are longer than in the United States and in some instances may take in excess of a year to collect, for potential credit losses based on the age of the accounts receivable and the results of the Company’s periodic credit evaluations of its customers’ financial condition. We maintain allowances for doubtful accounts, particularly in Italy for the operations of our European subsidiary, for estimated losses based on historical loss percentages resulting from the inability of our customers to make required payments. In the first quarter of 2012, the Company re-evaluated the formula used to determine the allowance for doubtful accounts, resulting in a reduction in the allowance of $157,000.

INVENTORY

We regularly review inventory quantities on hand, which include components for current or future versions of products and instrumentation. If necessary, we record a provision for excess and obsolete inventory based primarily on our estimates of component obsolescence, product demand and production requirements, as well as based upon the status of a product within the regulatory approval process. In accordance with our inventory accounting policy, our inventory balance at March 31, 2012 included components for current or future versions of products and instrumentation.

Our inventory balance as of March 31, 2012 and December 31, 2011 included approximately $200,000 of inventory relating to our hepatitis product, substantially all of which has a shelf life exceeding five years, for which we obtained “CE Marking” approval in the European Union during 2011 and which we recently began marketing in certain markets. Inventory reserves were $391,000 and $419,000 as of March 31, 2012 and December 31, 2011, respectively.

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

Our product license is existing technology, obtained from an Italian diagnostics company that had developed and successfully commercialized this technology to manufacture hepatitis products sold by them and for which it had already received “CE Marking” approval from the European Union. Through the acquisition of this existing technology in its current form, we expect to be able to derive revenue from the manufacture and sale of new hepatitis products. In exchange for the Italian diagnostics company’s assistance in transferring the know-how of the manufacturing technology, we agreed to pay a total of 1,000,000 Euros in the form of four milestone payments upon the Italian diagnostics company’s achievement of certain enumerated performance objectives related to the transfer of such existing technology. We made the first three milestone payments upon the achievement of the enumerated performance objectives in prior years. We expect to make, or otherwise settle, the fourth and final milestone payment of $133,000 during 2012 as we have now received “CE Marking” approval from the European Union for our hepatitis products.

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

INCOME TAXES

We have experienced net losses from our operations. In accordance with GAAP, we are required to record a valuation allowance against the deferred tax asset associated with these losses if it is "more likely than not" that we will not be able to utilize the net operating loss to offset future taxes. Due to the cumulative net losses from the operations of both our domestic and European operations, we have provided a full valuation allowance against our deferred tax assets as of March 31, 2012. Over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of our net operating loss carryforwards and other temporary differences. Upon reaching such a conclusion, and upon such time as we reverse the entire amount or a portion of the valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

Under Section 382 of the Internal Revenue Code, our ability to use our net operating loss carryforwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA of the approximately 72.4% of the outstanding shares of our common stock previously owned by the Debregeas-Kennedy Group. As a result of that acquisition, our ability to utilize net operating loss carryforwards to offset future taxable income is currently limited to approximately $825,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date. The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the September 1, 2010 ownership change, but may be further limited in the event of any future change in control or similar transaction. Our results for the three months ended March 31, 2012 and 2011 were not impacted by these limitations.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Note 13, Recently Issued Accounting Standards, to our consolidated financial statements included in this Quarterly Report on Form 10-Q regarding recently issued accounting standards applicable to us.

CURRENCY FLUCTUATIONS

For the three months ended March 31, 2012 and 2011, approximately 33% and 35%, respectively, of our net revenues were generated in currencies other than the United States dollar. We expect that this percentage may increase in the future as a result of our efforts to increase our international presence, particularly in key markets in Europe, Asia and South America. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the strength or weakness of the United States dollar against the Euro resulted in a decrease of approximately $77,000 in net revenues in the 2012 period as compared to the 2011 period. Our European subsidiary incurs most of its revenue and expenses in Euro, which, to some extent, serves as a natural hedge and limits the net currency exposure.

During the three months ended March 31, 2012 and 2011, none of our subsidiaries were domiciled in a highly inflationary environment and the impact of inflation and changing prices on our net revenues and on our loss from continuing operations was not material.

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

INCOME TAXES

We recorded income tax provisions of $28,000 in both the 2012 and 2011 periods. The current tax provision of $12,000 for both periods relates to Italian local income taxes based upon applicable statutory rates effective in Italy. The deferred tax provision of $16,000 for both periods relates to domestic tax deductible goodwill. No current tax benefit was recorded during the two periods on our losses because we had a full valuation allowance against the net deferred income tax assets.

As of March 31, 2012, we had no net domestic or foreign deferred tax asset, as a full valuation allowance has been established against deferred tax assets. As of March 31, 2012, we had net deferred tax liabilities of $444,549 relating to tax deductible goodwill at ImmunoVision, and we recorded a corresponding deferred tax provision of $16,000 during the three months ended March 31, 2012. Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause our provision for income taxes to vary significantly from period to period. Upon such time as we reverse the entire valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

Under Section 382 of the Internal Revenue Code, our ability to use our net operating loss carryforwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA of the approximately 72.4% of the outstanding shares of our common stock previously owned by the Debregeas-Kennedy Group. As a result of that acquisition, our ability to utilize net operating loss carryforwards to offset future taxable income is currently limited to approximately $825,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date. The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the September 1, 2010 ownership change, but may be further limited in the event of any future change in control or similar transaction. Our results for the three months ended March 31, 2012 and 2011 were not impacted by these limitations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6 - Exhibits

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished, rather than filed, with this Annual Report on Form 10-K.
**	Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVAX Diagnostics, Inc.

Date: May 21, 2012	By:	/s/ Arthur R. Levine
Arthur R. Levine,
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished, rather than filed, with this Annual Report on Form 10-K.
**	Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

