Form 10-Q/A
period 2012-03-31
IVAX DIAGNOSTICS INC
filed 2012-05-23
CIK 1095858

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

EXPLANATORY NOTE

IVAX Diagnostics, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the three months ended March 31, 2012 (this “Amendment”) to correct an error the Company identified in its Quarterly Report on Form 10-Q for the three months ended March 31, 2012 (the “Original Form 10-Q”) filed with the Securities and Exchange Commission on May 21, 2012. In the Consolidated Statements of Comprehensive Loss in the Original Form 10-Q, the Company erroneously reported comprehensive loss of $43,257 for the three months ended March 31, 2012. The Company actually experienced comprehensive income of $43,257 for the three months ended March 31, 2012.

In connection with this Amendment, new XBRL interactive data files are attached as exhibits hereto. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by the Company’s Chief Executive Officer and Chief Financial Officer are filed as exhibits to this Amendment.

For the convenience of the reader, this Amendment contains the full text of the Original Form 10-Q in its entirety, as amended hereby. However, this Amendment does not reflect subsequent events that may have occurred after the filing date of the Original Form 10-Q and, except as described above, it does not change, modify or update the disclosures made therein.

IVAX DIAGNOSTICS, INC.

INDEX

			PAGE NO.

PART I - FINANCIAL INFORMATION

Item 1	-	Financial Statements

		Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	2

		Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2012 and 2011	3

		Consolidated Statement of Changes in Shareholders’ Equity (unaudited) for the three months ended March 31, 2012	4

		Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2012 and 2011	5

		Condensed Notes to Consolidated Financial Statements (unaudited)	6

Item 2	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4	-	Controls and Procedures	27

PART II - OTHER INFORMATION

Item 1	-	Legal Proceedings	28

Item 6	-	Exhibits	28

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

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these financial statements

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

Three Months Ended March 31,	2012	2011

Net revenues	$4,273,274	$4,134,357
Cost of sales	2,150,936	2,019,142
Gross profit	2,122,338	2,115,215

Operating expenses:
Selling	970,893	1,225,489
General and administrative	1,075,387	1,347,001
Research and development	195,544	550,235
Total operating expenses	2,241,824	3,122,725

Loss from operations	(119,486)	(1,007,510)

Other income (expense):
Interest expense	(12,666)	(3,391)
Other income, net	81,366	19,192
Total other income, net	68,700	15,801

Loss before income taxes	(50,786)	(991,709)

Provision for income taxes	27,668	28,308

Net loss	(78,454)	(1,020,017)

Other comprehensive income-foreign currency translation adjustments	121,711	224,482

Comprehensive income (loss)	$43,257	$(795,535)

Net loss per share - basic and diluted	$(0.00)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	34,391,554	27,649,887
Diluted	34,391,554	27,649,887

The accompanying Condensed Notes to Consolidated Financial Statements are an integral part of these financial statements.

IVAX DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

BALANCE, December 31, 2011	34,391,554	$343,915	$46,035,037	$(34,983,815)	$(667,865)	$10,727,272

Net loss	-	-	-	(78,454)	-	(78,454)
Other comprehensive income	-	-	-	-	121,711	121,711

BALANCE, March 31, 2012	34,391,554	$343,915	$46,035,037	$(35,062,269)	$(546,154)	$10,770,529

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

IVAX Diagnostics, Inc.

Date: May 23, 2012	By:	/s/ Arthur R. Levine
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

