Form 10-Q/A
period 2012-06-30
ERBA Diagnostics, Inc.
filed 2012-08-29
CIK 1095858

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

34,991,554 shares of Common Stock, $ .01 par value, outstanding as of August 28, 2012.

Explanatory Note

The sole purpose of this Amendment No. 1 to ERBA Diagnostics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 13, 2012 (the “Form 10-Q”), is to furnish as exhibits to the Form 10-Q, pursuant to Rule 405 of Regulation S-T promulgated by the Securities and Exchange Commission, the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

PART II - OTHER INFORMATION

Item 6 – Exhibits

Exhibit
Number	Description

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Appendix A of our Schedule 14A filed on May 24, 2012)
4.1	Specimen of Common Stock Certificate*
10.1	Use of Name License Agreement, effective as of June 15, 2012, by and between ERBA Diagnostics, Inc. (f/k/a IVAX Diagnostics, Inc.) and ERBA Diagnostics Mannheim GmbH (incorporated by reference to our Form 8-K filed on June 20, 2012)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

*	Previously filed with our Form 10-Q filed with the Securities and Exchange Commission on August 13, 2012.
**	Previously furnished with our Form 10-Q filed with the Securities and Exchange Commission on August 13, 2012.
***	Pursuant to Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ERBA Diagnostics, Inc.

Date: August 29, 2012	By:	/s/Arlene Rodriguez
Arlene Rodriguez,
Controller

EXHIBIT INDEX

Exhibit
Number	Description

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.