Form 10-Q
period 2012-09-30
ERBA Diagnostics, Inc.
filed 2012-11-14
CIK 1095858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

43,658,221 shares of Common Stock, $ .01 par value, outstanding as of November 2, 2012.

ERBA DIAGNOSTICS, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ERBA DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,056,570	$3,653,244
Accounts receivable, net of allowances for doubtful accounts of $688,510 and $716,599, respectively	5,952,894	5,950,621
Inventories, net	3,807,445	3,830,295
Other current assets	264,659	231,992
Total current assets	19,081,568	13,666,152

Property, plant and equipment, net	1,285,231	1,456,940
Equipment on lease, net	589,404	674,504
Product license	282,936	282,936
Goodwill	870,290	870,290
Other assets	211,641	256,062
Total assets	$22,321,070	$17,206,884

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,723,683	$2,345,838
Accrued license payable	128,554	129,490
Revolving line of credit	-	736,566
Accrued expenses and other current liabilities	1,938,630	1,744,221
Advance from shareholder	6,500,000	-
Capital lease obligation, current	42,240	79,186
Total current liabilities	10,333,107	5,035,301

Other long-term liabilities:
Capital lease obligation, long-term	-	21,287
Deferred tax liabilities	476,295	428,676
Other long-term liabilities	994,577	994,348
Total other long-term liabilities	1,470,872	1,444,311

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 34,991,554 and 34,391,554, respectively	349,915	343,915
Additional paid-in capital	46,534,037	46,035,037
Accumulated deficit	(35,517,566)	(34,983,815)
Accumulated other comprehensive loss	(849,295)	(667,865)
Total shareholders’ equity	10,517,091	10,727,272
Total liabilities and shareholders’ equity	$22,321,070	$17,206,884

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

ERBA DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

Period Ended September 30,	Three months		Nine months
	2012	2011	2012	2011
Net revenues	$3,788,821	$4,059,598	$12,372,980	$12,568,953
Cost of sales	1,726,815	1,973,863	5,984,181	6,008,085
Gross profit	2,062,006	2,085,735	6,388,799	6,560,868

Operating expenses:
Selling and marketing	1,042,469	1,320,244	3,022,096	4,054,260
General and administrative	866,284	1,350,734	3,031,027	4,274,806
Research and development	195,493	412,231	633,340	1,397,333
Total operating expenses	2,104,246	3,083,209	6,686,463	9,726,399

Loss from operations	(42,240)	(997,474)	(297,664)	(3,165,531)

Other income (expense):
Interest income (expense)	(8,702)	(1,892)	(30,698)	(9,112)
Gain (loss) on foreign currency transactions	65,072	(5,286)	(38,122)	(3,449)
Acquisition expenses	(84,699)	—	(84,699)	—
Other income (expense), net	(6,539)	(200,413)	(7,956)	(163,313)
Total other income (expense), net	(34,868)	(207,591)	(161,475)	(175,874)

Loss before income taxes	(77,108)	(1,205,065)	(459,139)	(3,341,405)
(Provision) benefit for income taxes	(19,508)	(28,614)	(74,612)	320,224

Net (loss)	(96,616)	(1,233,679)	(533,751)	(3,021,181)
Other comprehensive income (loss) foreign currency translation adjustments	(147,808)	(163,889)	(181,430)	91,879
Comprehensive loss	$(244,424)	$(1,397,568)	$(715,181)	$(2,929,302)

Net (loss) per share-basic and diluted	$(0.01)	$(0.04)	$(0.02)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:

Basic	34,991,554	34,391,554	34,759,437	29,943,392
Diluted	34,991,554	34,391,554	34,759,437	29,943,392

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

ERBA DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

BALANCE, December 31, 2011	34,391,554	$343,915	$46,035,037	$(34,983,815)	$(667,865)	$10,727,272

Issuance of common stock	600,000	6,000	444,000	—	—	450,000

Net loss	—	—	—	(533,751)	—	(533,751)

Stock compensation expense	—	—	55,000	—	—	55,000

Other comprehensive loss	—	—	—	—	(181,430)	(181,430)

BALANCE, September 30, 2012	34,991,554	$349,915	$46,534,037	$(35,517,566)	$(849,295)	$10,517,091

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

ERBA DIAGNOSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2012	2011

Cash flows from operating activities:
Net (loss)	$(533,751)	$(3,021,181)
Adjustments to reconcile net (loss) to net cash flows from operating activities:
Depreciation and amortization	467,989	535,550
Net (recovery) provision for doubtful accounts receivable	(28,089)	330,718
Net (recovery) provision for inventory obsolescence	(70,630)	97,823
Amortization of other assets	64,022	-
Non-cash stock-based compensation	55,000	75,250
Deferred income taxes	47,619	47,619
Changes in operating assets and liabilities:
Accounts receivable	25,816	(674,189)
Inventories	93,480	(279,527)
Other current assets	(70,720)	(13,988)
Other assets	18,452	111,297
Accounts payable and accrued expenses	(428,682)	209,403
Other long-term liabilities	229	58,211
Net cash flows (used in) operating activities	(359,265)	(2,523,014)

Cash flows from investing activities:
Capital expenditures	(100,686)	(202,824)
Acquisition of equipment on lease	(110,494)	(233,907)
Net cash flows (used in) investing activities	(211,180)	(436,731)

Cash flows from financing activities:
Proceeds of share offering	450,000	4,600,300
Proceeds of revolving line of credit	-	379,661
Exercise of stock options	-	(101,000)
Advance from stockholder	6,500,000	-
Payments under revolving line of credit	(736,566)	37,500
Capital lease payments	(58,233)	(53,265)
Net cash flows provided by financing activities	6,155,201	4,863,196

Effect of exchange rate changes on cash and cash equivalents	(181,430)	209,510
Net increase in cash and cash equivalents	5,403,326	2,112,961
Cash and cash equivalents at the beginning of the period	3,653,244	1,826,228
Cash and cash equivalents at the end of the period	$9,056,570	$3,939,189

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

ERBA DIAGNOSTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) ORGANIZATION AND OPERATIONS:

The accompanying unaudited interim condensed consolidated financial statements of ERBA Diagnostics, Inc. (the “Company,” “ERBA Diagnostics,” we,” “us” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments necessary to state fairly the results of operations, financial position, changes in stockholders’ equity and cash flows have been made. The results of operations, financial position, changes in stockholders’ equity and cash flows for the nine months ended September 30, 2012 are not necessarily indicative of the results of operations, financial position, changes in stockholders’ equity and cash flows which may be reported for the remainder of 2012. The consolidated balance sheet as of December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

As approved by the Company’s stockholders at the Annual Meeting of Stockholders of the Company held on June 15, 2012, and as previously approved by the Company’s Board of Directors, the Company’s name was changed from IVAX Diagnostics, Inc. to ERBA Diagnostics, Inc.

On September 1, 2010, ERBA Diagnostics Mannheim GmbH, an in vitro diagnostics company headquartered in Germany (“ERBA Diagnostics Mannheim”), the parent company of which is Transasia Bio-Medicals Ltd. (“Transasia”), purchased all of the approximately 72.33% of the then outstanding shares of the Company’s common stock owned by the Debregeas-Kennedy Group for an aggregate purchase price of approximately $15,000,000, or $0.75 per share (the “Share Acquisition”). See also Note 13, Related Party Transactions, with respect to transactions with ERBA Diagnostics Mannheim, including ERBA Diagnostics Mannheim’s purchase from the Company, and the Company’s issuance to ERBA Diagnostics Mannheim, of 6,666,667 shares of the Company’s common stock in the initial transactions contemplated by the Stock Purchase Agreement between the Company and ERBA Diagnostics Mannheim (the “Stock Purchase Agreement”) and ERBA Diagnostics Mannheim’s exercise, in part, of the warrant (the “Warrant”) for 600,000 shares of the Company’s common stock. As a result of the Share Acquisition, the consummation of the initial transactions contemplated by the Stock Purchase Agreement and the exercise, in part, of the Warrant, ERBA Diagnostics Mannheim, as of September 30, 2012, beneficially owned, directly or indirectly, approximately 78.0% of the outstanding shares of the Company’s common stock. See also Note 15, Subsequent Events, regarding the additional 8,666,667 shares of common stock issued to ERBA Diagnostics Mannheim in October 2012.

Certain reclassifications have been made in the consolidated financial statements of prior periods to conform to the presentations adopted in the third quarter of 2012.

(2) LIQUIDITY:

The Company incurred a net loss of $533,751 during the nine months ended September 30, 2012 and a net loss of $3,021,181 for the nine months ended September 30, 2011 and used cash from operations of $359,265 and $2,670,654 for those respective periods.

The Company has implemented certain initiatives and has significantly decreased operating expenses to improve operating results.  The Company expects operating results to continue to improve upon increases in revenue as a result of the commercial launch of the Mago® 4S in the United States during 2011 and increases in the United States and international revenue from new channels of distribution.  The Company believes it will be sufficient to provide the Company with the ability to continue in existence.

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

The following chart summarizes option activity as of September 30, 2012 and changes during the nine months then ended for outstanding and exercisable options granted by the Company:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at December 31, 2011	1,020,870	$1.36
Granted	100,000	0.55
Expired	-	-
Terminated	-	-
Exercised	-	-
Outstanding at September 30, 2012	1,120,870	$1.29

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

At September 30, 2012, there were stock options outstanding under the Company’s option plan to purchase 1,120,870 shares of the Company’s common stock at a weighted average exercise price of $1.29. The Company recognized non-cash share-based compensation expense for its share-based awards of $55,000 for the nine months ended September 30, 2012. Stock compensation expense aggregated $10,000 and $75,250 for the three and nine months ended September 30, 2011.

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

(5) INVENTORIES, NET:

Inventories, net consist of the following:

	September 30,	December 31,
	2012	2011

Raw materials	$699,073	$716,268
Work-in-process	605,464	717,390
Finished goods	2,502,908	2,396,637
Total inventories, net	$3,807,445	$3,830,295

(6) PRODUCT LICENSE:

In September 2004, the Company entered into a license agreement with an Italian diagnostics company to obtain a perpetual, worldwide, royalty-free license of product technology used by the Italian diagnostics company. This licensed hepatitis product technology is existing technology, which the Italian diagnostics company had developed and successfully commercialized to manufacture hepatitis products sold by them and for which it had already received “CE Marking” approval from the European Union. Through the acquisition of this existing technology in its current form, the Company expects to be able to derive revenue from the manufacture and sale of new hepatitis products. In exchange for the Italian diagnostics company’s assistance in transferring the know-how of the manufacturing technology, the Company agreed to pay a total of 1,000,000 Euro in the form of four milestone payments upon the Italian diagnostics company’s achievement of certain enumerated performance objectives related to the transfer of such existing technology. Three of the four milestone payments, totaling 900,000 Euro, were made in prior years. The remaining milestone payment of Euro 100,000, equivalent to $128,545, is included in accrued license payable in the accompanying consolidated balance sheet as of September 30, 2012. In October 2011, the Company received “CE Marking” granting approval for the remaining products covered under the license agreement and expects to begin to manufacture and market the products in 2012. Amortization of the product license will begin following the initial sale of the hepatitis products manufactured by the Company.

(7) LOSS PER SHARE:

Loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. All outstanding stock options and warrants are considered potential common stock. The dilutive effect, if any, of stock options and warrants is calculated using the treasury stock method.

Outstanding stock options (1,120,870 as of September 30, 2012 and 1,020,870 as of December 31, 2011) and unexercised warrants (19,400,000 as of September 30, 2012 and 20,000,000 as of December 31, 2011) have not been included in the calculation of loss per share because their impact would be anti-dilutive.

(8) INCOME TAXES:

The (provision) benefit for income taxes consists of the following:

Period Ended September 30,

	Three months		Nine months
	2012	2011	2012	2011
Current:
Domestic	$—	$—	$—	$—
Foreign	(3,635)	(12,741)	(26,993)	367,843
Deferred:
Domestic	(15,873)	(15,873)	(47,619)	(47,619)
Foreign	—	—	—	—
Total (provision)benefit for income taxes	$(19,508)	$(28,614)	$(74,612)	$320,224

The Company is susceptible to large fluctuations in its effective tax rate and has thereby recognized income tax expense on a discrete pro-rata basis for the nine months ended September 30, 2012 and 2011. In addition, no current domestic income tax provision was recorded during the same periods, due to the increase in the valuation allowance to offset the benefit of domestic losses (approximately $496,000 as of September 30, 2012). The foreign current income tax provisions for the nine months ended September 30, 2012 and 2011 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

As of September 30, 2012 and December 31, 2011, the Company has established a full valuation allowance on both its domestic and foreign net deferred tax assets, which are primarily comprised of net operating loss carryforwards. Due to the cumulative net losses from the operations of both domestic and foreign operations, the Company had no net deferred tax asset as of September 30, 2012 or December 31, 2011. As of September 30, 2012 and December 31, 2011, the Company had net deferred tax liabilities relating to tax deductible goodwill of $476,295 and $428,676, respectively, and recorded corresponding deferred tax provisions of $15,873 during each of the three month periods ended September 30, 2012 and 2011 and $47,619 during each of the nine month periods ended September 30, 2012 and 2011. Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause the provision for income taxes to vary significantly from period to period.

Domestic net operating losses generated by the Company total $18,802,000 as of December 31, 2011 and are subject to any applicable limitations as described below. The net operating losses included in the domestic net deferred tax asset will begin to expire in 2022. Under Section 382 of the Internal Revenue Code, the Company’s use of its net operating loss carryforwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA Diagnostics Mannheim of the approximately 72.33% of the then outstanding shares of the Company’s common stock previously owned by the Debregeas-Kennedy Group. As a result of that acquisition, the Company’s ability to utilize net operating loss carryforwards to offset any future taxable income is currently limited to approximately $827,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date. The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the ownership change. The limitations of these net operating loss carryforwards did not impact the Company’s results for the nine months ended September 30, 2012 or 2011.

United States income taxes have not been provided on undistributed earnings of foreign subsidiaries, as such earnings are being retained indefinitely by such subsidiaries for reinvestment. The distribution of these earnings would first reduce the domestic valuation allowance before resulting in additional United States income taxes.

During the three months ended June 30, 2011, the Company’s wholly-owned subsidiary in Italy, Delta Biologicals, S.r.l., eliminated the balance of its intercompany loan of approximately $2,680,000 due to the Company, as a result of converting the loan to capital (equity). The Company had accrued for a potential withholding tax that would have been due upon payment of the interest on the loan. With the conversion of the balance to equity, approximately $406,000 of withholding tax liability was relieved during the three months ended June 30, 2011, as the accrued interest will not be paid and therefore no withholding tax should be accrued. This reversal of the tax liability was recorded in the three months ended June 30, 2011 as a one-time credit to income tax expense in the accompanying consolidated statement of operations.

(9) CONCENTRATION OF CREDIT RISK:

The Company performs periodic credit evaluations of its customers' financial condition and provides allowances for doubtful accounts as required. The Company's accounts receivables are generated from sales made both domestically and abroad. As of September 30, 2012 and December 31, 2011, $4,152,000 and $4,203,000, respectively, of the Company's total net accounts receivable were due in Italy. Of the total net accounts receivable, approximately 29%, or $1,743,000, as of September 30, 2012 and 36%, or $2,167,000, as of December 31, 2011 were due from hospitals and laboratories controlled by the Italian government. The Company maintains allowances for doubtful accounts, particularly in Italy where payment cycles are longer than in the United States, for potential credit losses based on the age of the accounts receivable and the results of the Company’s periodic credit evaluations of its customers’ financial condition. Additionally, the Company periodically receives payments based upon negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances.

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

Period Ended September 30,

Net Revenues by Region

	Three months		Nine months
	2012	2011	2012	2011
Domestic
External net revenues	$2,727,282	$2,729,513	$8,441,341	$8,562,816
Intercompany revenues	155,111	154,987	463,312	424,739
	2,882,393	2,884,500	8,904,653	8,987,555
European
External net revenues	1,061,539	1,330,085	3,931,639	4,006,138
Intercompany revenues	17,677	33,842	105,764	121,160
	1,079,216	1,363,927	4,037,403	4,127,298

Eliminations	(172,788)	(188,829)	(569,076)	(545,900)
Consolidated net revenues	$3,788,821	$4,059,598	$12,372,980	$12,568,953

Period Ended September 30,

Income (Loss) from Operations by Region

	Three months		Nine months
	2012	2011	2012	2011

Domestic	$52,911	$(365,261)	$(243,602)	$(1,428,117)
European	(95,151)	(632,213)	(54,062)	(1,737,414)
(Loss) from operations	$(42,240)	$(997,474)	$(297,664)	$(3,165,531)

Total Assets by Region	September 30,	December 31,
	2012	2011

Domestic (including goodwill of $870,090 as of both dates)	$16,104,200	$10,536,407
European	6,216,870	6,670,477
Total assets	$22,321,070	$17,206,884

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

(13) RELATED PARTY TRANSACTIONS:

Transactions with ERBA Diagnostics Mannheim

During the three and nine months ended September 30, 2012, the Company sold products to Transasia and a subsidiary of ERBA Diagnostics Mannheim for a total amount of Euro 236,000 and 358,000, respectively, equivalent to approximately $309,000 and $461,000, respectively. During the three and nine months ended September 30, 2011, the comparable sale amounts aggregated Euro 153,000 and 317,000, respectively, equivalent to approximately $215,000 and $446,000, respectively.

In the fourth quarter of 2011, a subsidiary of the Company entered into a contract research and development agreement with ERBA Diagnostics Mannheim, as amended, for a total of Euro 754,000, pursuant to which ERBA Diagnostics Mannheim has agreed to pay the subsidiary a total amount of Euro 133,000, equivalent to approximately $186,000, during the fourth quarter of 2011 and an additional Euro 621,000 during 2012 for the results of certain research and development. For the three and nine months ended September 30, 2012, contract research and development revenue under this agreement approximated Euro 185,000 (approximately $147,000) and Euro 455,000 (approximately $338,000), respectively. The Company and its subsidiaries had net accounts receivable from ERBA Diagnostics Mannheim and Transasia of $203,000 as of September 30, 2012 and $387,000 at December 31, 2011 related to the above transactions.

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

On June 30, 2011, ERBA Diagnostics Mannheim paid the Company $5,000,000 in order to consummate the initial transactions contemplated by the Stock Purchase Agreement (the “Initial Closing”). As a result, the Company issued to ERBA Diagnostics Mannheim 6,666,667 shares of the Company’s common stock and, in connection with the consummation of the initial transactions contemplated by the Stock Purchase Agreement, a warrant to purchase 20,000,000 shares of the Company’s common stock (the “Warrant”). After giving effect to transaction costs of $399,700 relating to the Stock Purchase Agreement, the Company received net proceeds of $4,600,300 at the consummation of the initial transactions contemplated by the Stock Purchase Agreement. The Warrant has a five year term and an exercise price per share of the Company’s common stock of $0.75 and is exercisable only to the extent that shares of the Company’s common stock have been purchased under the Stock Purchase Agreement. On April 16, 2012, ERBA Diagnostics Mannheim exercised, in part, the Warrant by paying an aggregate exercise price of $450,000 to the Company and, in connection therewith, the Company issued to ERBA Diagnostics Mannheim 600,000 shares of the Company’s common stock. A total of 19,400,000 warrants remain unexercised as of September 30, 2012. As of September 30, 2012, the Warrant was exercisable for 6,066,667 shares of the Company’s common stock.

As previously reported, pursuant to the Stock Purchase Agreement, the Company also agreed to issue to ERBA Diagnostics Mannheim an additional 6,666,667 shares of the Company’s common stock for an aggregate purchase price of $5,000,000, on or prior to the date which is six months after the Initial Closing (the “Second Closing”), as well as an additional 6,666,666 shares of the Company’s common stock for an aggregate purchase price of $5,000,000, on or prior to the date which is one year after the Initial Closing (the “Final Closing”). As also previously reported, on December 29, 2011, the Company and ERBA Diagnostics Mannheim entered into an amendment to the Stock Purchase Agreement (the “Amendment”). Pursuant to the Amendment, the Stock Purchase Agreement has been amended to state that: (i) the Second Closing will take place, after the Initial Closing, on the date that is sixty (60) days after the date on which a majority of the independent directors on the Company’s Board of Directors determines by vote or written consent that the Second Closing shall occur and causes the Company to provide notice thereof to ERBA Diagnostics Mannheim; and (ii) the Final Closing will take place, after the Initial Closing and after or simultaneously with the Second Closing, on the date that is sixty (60) days after the date on which a majority of the independent directors on the Company’s Board of Directors determines by vote or written consent that the Final Closing shall occur and causes the Company to provide notice thereof to ERBA Diagnostics Mannheim. The Amendment was unanimously approved by the independent directors on the Company’s Board of Directors. See also Note 15, Subsequent Events, regarding a further amendment of the Stock Purchase Agreement and the additional 8,666,667 shares of common stock issued to ERBA Diagnostics Mannheim in October 2012.

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

Other transactions

During the three and nine months ended September 30, 2012 and 2011, ImmunoVision, Inc. (“ImmunoVision”), a wholly-owned subsidiary of the Company, paid $6,000 and $18,000, respectively, to John B. Harley, M.D., Ph.D., a member of the Board of Directors, under that certain oral consulting agreement between Dr. Harley and ImmunoVision pursuant to which Dr. Harley is paid $2,000 per month in consideration for his provision of technical guidance and business assistance to ImmunoVision on an as-needed basis.

Pursuant to a license agreement between the Company and Dr. Harley, he has granted an exclusive worldwide license to the Company for certain patents, rights and technology relating to monoclonal antibodies against autoimmune RNA proteins developed by him in exchange for specified royalty payments, including an annual minimum royalty of $10,000 for each licensed product utilized by the Company. During the three and nine months ended September 30, 2012, the Company accrued $2,500 and $7,500, respectively, under such agreement.

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

The Loan Agreement also includes, among other things, the following financial covenants applicable to Diamedix:

—	Minimum Tangible Net Worth (as defined therein) of not less than $1,000,000 as of December 3l of each year.

—	Fixed Charge Coverage Ratio (as defined therein) of not less than 1.50 to 1.00 as of the last day of each fiscal quarter, as measured for compliance on a rolling four quarter basis.

—	Maximum Funded Debt to EBITDA Ratio (as defined therein) of not less than 2.50 to 1.00 as of the last day of each fiscal quarter.

As of September 30, 2012 and December 31, 2011, the Company was in compliance with all of the above financial covenants. Closing costs and other transaction costs aggregating $101,000 were incurred in 2011 related to the Loan Agreement and the Line of Credit. These costs have been classified as debt issuance costs on the accompanying consolidated balance sheets (included in other current assets) and are being amortized over the 24-month term of the Line of Credit commencing in June 2011; the unamortized balance as of September 30, 2012 was $38,058.

As of September 30, 2012, there were no amounts outstanding under the Line of Credit. As of December 31, 2011, $736,566 was outstanding under the Line of Credit. As of both dates, this amount and related debt issuance costs have been classified as current due to the terms of the related lockbox arrangement. As of September 30, 2012, the availability on the Line of Credit was $975,000.

(15) SUBSEQUENT EVENTS:

Acquisition of Drew Scientific, Inc.

On October 3, 2012, the Company acquired all of the issued and outstanding shares (the “Shares”) of capital stock of Drew Scientific, Inc., a Delaware corporation, from Drew Scientific Inc., a Texas corporation (the “Seller”), a subsidiary of Escalon Medical Corp., a Pennsylvania corporation (“Escalon”), pursuant to a Stock Purchase Agreement, dated October 3, 2012, by and among, the Company, Seller and Escalon.

The acquired businesses had been commonly known as the Escalon Clinical Diagnostics Business, which consists of Drew Scientific, Inc. (located in Waterbury, Connecticut, and Dallas, Texas), and its wholly owned subsidiaries JAS Diagnostics, Inc. (located in Miami Lakes, Florida), and Drew Scientific Limited Co. (located in Barrow-in-Furness, United Kingdom). This group of companies develops and sells A1c and Hematology diagnostic instruments, reagents and chemistries. Drew Scientific provides instrumentation and consumables for the physician office labs, small hospital labs and veterinary research laboratories. Drew Scientific also supplies the reagent and other consumable materials needed to operate the instruments. JAS Diagnostics manufactures of a broad range of liquid stable, diagnostics chemistry reagents used in in vitro diagnostics tests.

The purchase price paid by the Company for the Shares (the “Purchase Price”) was $6,500,000, which was funded through the purchase by ERBA Diagnostics Mannheim from the Company of 8,666,667 shares of the Company’s common stock at a purchase price of $0.75 per share pursuant to the terms of the Stock Purchase Agreement, as amended on December 29, 2011 by the Amendment and on October 3, 2012 by that certain Second Amendment thereto. Such Stock Purchase Agreement, as amended by the Amendment, is referred to as the “ERBA Mannheim Stock Purchase Agreement,” and such Second Amendment of October 3, 2012 is referred to as the “Second Amendment.”

The Second Amendment, which was unanimously approved by the independent directors on the Company’s Board of Directors, amended the ERBA Mannheim Stock Purchase Agreement to increase the number of shares of the Company’s common stock issued and sold to ERBA Mannheim at the Second Closing and decrease the number of shares of the Company’s common stock to be issued and sold to ERBA Mannheim at the Final Closing. Specifically, pursuant to the Second Amendment, the Company and ERBA Mannheim agreed that the Company would sell and issue to ERBA Mannheim, and ERBA Mannheim would purchase from the Company: (i) 8,666,667 shares of the Company’s common stock at the Second Closing for an aggregate purchase price of $6,500,000, or $0.75 per share; and (ii) 4,666,666 shares of the Company’s common stock at the Final Closing for an aggregate purchase price of $3,500,000, or $0.75 per share. In addition, each of the Company and ERBA Mannheim agreed in the Second Amendment to hold the Second Closing as promptly as practicable and, in connection therewith, waive the above-described requirement that the Second Closing occur on the date that is 60 days after the date on which a majority of the independent directors on the Company’s Board of Directors determines by vote or written consent that the Second Closing shall occur and causes the Company to provide notice thereof to ERBA Mannheim.

The Second Closing was held on October 3, 2012, at which time ERBA Mannheim paid the $6,500,000 aggregate purchase price to the Company and, in connection therewith, the Company issued to ERBA Mannheim 8,666,667 shares of the Company’s common stock. As described above, the Company used all of the proceeds of the Second Closing to purchase the Shares of capital stock of Drew Scientific. Since the $6,500,000 was advanced by ERBA Mannheim in September 2012, prior to the Second Closing, the funds have been classified as an advance from stockholder on the accompanying consolidated balance sheet at September 30, 2012.

Through September 30, 2012, the Company had incurred acquisition expenses of $84,699, which has been included in Other Income (Expense) on the accompanying consolidated statement of comprehensive loss.

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

We have made forward-looking statements, which are subject to risks and uncertainties, in this Quarterly Report on Form 10-Q. Forward-looking statements may be preceded by, followed by or otherwise include the words “may,” “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “could,” “would,” “should,” or similar expressions or statements that certain events or conditions may occur. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by these forward-looking statements. These forward-looking statements are based largely on our expectations and the beliefs and assumptions of our management and on the information currently available to it and are subject to a number of risks and uncertainties, including, but not limited to, the risks and uncertainties associated with:

•	our ability to continue as a going concern;
•	our ability to generate positive cash flow or otherwise improve our liquidity, whether from existing operations, strategic initiatives or possible future sources of liquidity, including, without limitation, from the investment contemplated by the Stock Purchase Agreement or the line of credit, issuing debt or equity securities, incurring indebtedness or curtailing or reducing our operations;
•	the remaining transactions contemplated by the investment under the Stock Purchase Agreement, as amended, may not be consummated on the contemplated terms, in the time frame anticipated, or at all;
•	the net proceeds of the investment contemplated by the Stock Purchase Agreement, whether or not the warrants are exercised, may not provide adequate cash resources to fund our operations or liquidity needs for the reasonably foreseeable future;
•	our ability to achieve or sustain profitability from our operations or otherwise secure funds to provide the basis for our long-term liquidity;
•	our broad discretion in our use of the net proceeds from the investment;
•	the warrants may not be exercised, in whole or in part;
•	the decision to exercise the warrants will be made by ERBA Diagnostics Mannheim based upon considerations it deems appropriate, which may include, among other things, the future market price of our common stock, which is subject to volatility and a number of other factors, many of which are beyond our control, and, when making any such decision to exercise the warrants, ERBA Diagnostics Mannheim’s interests may conflict with our interests;
•	our ability to pay when due the principal and interest on our outstanding indebtedness under the line of credit;
•	our ability to operate our business under the restrictions imposed by the positive and negative covenants to which we are subject under the loan agreement in connection with the line of credit;
•	economic, competitive, political, governmental and other factors affecting us and our operations, markets and products;
•	the success of technological, strategic and business initiatives, including our automation strategy;
•	the ability of the Mago® 4S to perform as expected;
•	the impact of the commercial release of the Mago® 4S on the judgments and estimates we have made with respect to our financial condition, operating results and cash flows;
•	the impact on our financial condition and operating results of making or changing judgments and estimates as a result of future design changes to, or the development of improved instrument versions of, the Mago® 4 or Mago® 4S or as a result of future demand for the Mago® 4 or Mago® 4S;
•	the ability of the Mago® 4 or Mago® 4S to be a source of revenue growth for us;

•	our ability to receive financial benefits or achieve improved operating results as a result of the commercial release of the Mago® 4 or the Mago® 4S;
•	the ability of the Mago® 4 or Mago® 4S to be a factor in our growth;
•	the ability of the Mago® 4 or Mago® 4S to expand the menu of test kits we offer;
•	making derivations of and upgrades to the Mago® our primary platforms for marketing our kits;
•	our ability to successfully market the Mago® 4 or Mago® 4S;
•	our customers’ integration of the Mago® 4 or Mago® 4S into their operations;
•	our ability to successfully market the DSX™ and DS2™ instrument systems from Dynex Technologies in conjunction with our test kits on a worldwide basis;
•	the success of our comprehensive review of our business plans and operations and the initiatives that we have implemented or may implement based on the results of such review;
•	our ability to improve our competitive position to the extent anticipated, or at all, as a result of our comprehensive review of our business plans and operations and the initiatives that we have implemented or may implement based on the results of such review;
•	our ability to expand the menu of test kits that we offer to include other complementary infectious disease or autoimmune testing sectors or otherwise;
•	the response of our current customer base to an expansion of our menu of test kits;
•	our ability to achieve organic growth;
•	our ability to identify or consummate acquisitions of businesses or products;
•	our ability to integrate acquired businesses or products, including, without limitation, our ability to integrate the businesses that had been commonly known as the Escalon Clinical Diagnostics Business;
•	acquisitions of businesses and products, and the integration of acquired businesses and products, may disrupt our business, distract our management and may not proceed as planned, including, without limitation, our acquisition of and our ability to integrate the businesses that had been commonly known as the Escalon Clinical Diagnostics Business;
•	our ability to enhance our position in laboratory automation;
•	our ability to expand our product offerings and/or market reach, including, without limitation, our ability to increase our presence in key countries in Europe, South America, Asia as well as other international markets, or become a leader in the diagnostics industry;
•	the impact the existing global economic conditions may have on our financial condition, operating results and cash flows;
•	the impact of healthcare regulatory reform;
•	constantly changing, and our compliance with, governmental regulation;
•	the impact of our adoption or implementation of new accounting statements and pronouncements on our financial condition and operating results;
•	our limited operating revenues and history of primarily operational losses;
•	our ability to collect our accounts receivable, particularly in Italy, and the impact of making or changing judgments and estimates regarding our allowances for doubtful accounts on our financial condition and operating results;
•	our ability to utilize our net operating losses, whether subject to limitations or not, and its impact on our financial condition and operating results;
•	the impact of any future limitations on our ability to utilize our net operating losses in the event of any future change in control or similar transaction;
•	the impact of making or changing judgments and estimates regarding our deferred tax liabilities and our valuation allowances and reserves against our deferred tax assets on our financial condition and operating results;
•	the impact of making or changing judgments and estimates regarding our goodwill, including the remaining goodwill recorded at ImmunoVision, and other intangible assets, such as our hepatitis technology product license, on our financial condition and operating results;
•	our ability to achieve cost advantages from our own manufacture of instrument systems, reagents and test kits;

•	our ability to grow beyond the autoimmune and infectious disease markets and to expand into additional diagnostic test sectors;
•	our ability to obtain product technology from the Italian diagnostics company that would enable us to manufacture our own hepatitis products;
•	our ability to introduce and market our own hepatitis products in the European Union when expected, or at all, including the potential that any further delays may require us to record an additional impairment charge with respect to the value of our hepatitis technology product license or pay all or a portion of our accrued payables relating to the product license;
•	our ability to internally manufacture our own hepatitis products and raw materials for these products and to become competitive in markets outside of the United States;
•	our ability to derive revenue from our manufacture and sale of our own hepatitis products;
•	the impact of the anticipated timing of the commercial launch of our own hepatitis products on the judgments and estimates we have made with respect to our financial condition, operating results and cash flows;
•	our production capacity at our facility in Miami, Florida;
•	our ability to successfully improve our facilities and upgrade or replace our equipment and information systems in the timeframe and utilizing the amount of funds anticipated or at all;
•	our dependence on agreements with ERBA Diagnostics Mannheim, third party distributors and key personnel;
•	consolidation of our customers affecting our operations, markets and products;
•	reimbursement policies of governmental and private third parties affecting our operations, markets and products;
•	price constraints imposed by our customers and governmental and private third parties;
•	our ability to increase the volume of our reagent production to meet increased demand;
•	protecting our intellectual property;
•	political and economic instability and foreign currency fluctuation affecting our foreign operations;
•	the effects of utilizing cash to assist Delta Biologicals, S.r.L., our wholly-owned subsidiary in Italy, in maintaining its compliance with capital requirements established by Italian law;
•	the holding of a significant portion our cash and cash equivalents at a single brokerage firm, including risks relating to the bankruptcy or insolvency of such brokerage firm;
•	litigation regarding products, distribution rights, intellectual property rights, product liability and labor and employment matters;
•	voting control of our common stock by ERBA Diagnostics Mannheim;
•	conflicts of interest with ERBA Diagnostics Mannheim and its affiliates, including Suresh Vazirani and/or Kishore “Kris” Dudani, and with our officers, employees and other directors; and
•	other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

See the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented by Part II, Item 1A of this Quarterly Report, for further discussion of certain risks and uncertainties that could materially and adversely affect our business, operating results or financial condition. Many of these factors are beyond our control.

MAJORITY STOCKHOLDERS

On September 1, 2010, ERBA Diagnostics Mannheim GmbH, or ERBA Diagnostics Mannheim, an in vitro diagnostics company headquartered in Germany, the parent company of which is Transasia Bio-Medicals Ltd., or Transasia, purchased all of the approximately 72.33% of the then outstanding shares of our common stock then owned by the Debregeas-Kennedy Group for an aggregate purchase price of approximately $15,000,000, or $0.75 per share. As a result of this share acquisition, the consummation of the initial transactions contemplated by the investment made by ERBA Diagnostics Mannheim, as further described below, including ERBA Diagnostics Mannheim’s purchase from us, and our issuance to ERBA Diagnostics Mannheim, of 6,666,667 shares of our common stock, and ERBA Diagnostics Mannheim’s exercise, in part, of the warrant, as further described below, for 600,000 shares of our common stock, ERBA Diagnostics Mannheim, as of September 30, 2012, beneficially owned, directly or indirectly, approximately 78.0% of the outstanding shares of our common stock. See also Note 15, Subsequent Events, to our consolidated financial statements included in this Quarterly Report on Form 10-Q regarding the additional 8,666,667 shares of common stock issued to ERBA Diagnostics Mannheim in October 2012.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

OVERVIEW

Net loss totaled $534,000 for the nine months ended September 30, 2012 compared to a net loss of $3,021,000 for the nine months ended September 30, 2011. Operating loss was $298,000 in the 2012 period compared to an operating loss of $3,166,000 for the 2011 period. The decrease in both the net loss and operating loss in the 2012 period compared to the 2011 period resulted primarily from decreases in operating expenses.

Net revenues decreased by $196,000 to $12,373,000 in the 2012 period from $12,569,000 in the 2011 period, consisting of a decrease in net revenues from domestic operations of $122,000, to $8,441,000 in the 2012 period from $8,563,000 in the 2011 period, and a decrease in net revenues from European operations of $74,000, including the effect of exchange rate fluctuations of the United States dollar relative to the Euro, to $3,932,000 in the 2012 period from $4,006,000 in the 2011 period.

Gross profit decreased by $172,000 to $6,389,000 in the 2012 period from $6,561,000 in the 2011 period, as the result of the lower revenue as well as a lower margin percentage. Gross profit as a percentage of net revenues decreased to 51.6% for the 2012 period from 52.2% for the 2011 period.

Operating expenses decreased to $6,686,000 in the 2012 period from $9,726,000 in the 2011 period as a result of decreases in all three categories of operating expenses. Comparing the 2012 period to the 2011 period, selling expenses decreased by $1,032,000, general and administrative expenses decreased by $1,244,000 and research and development expenses decreased by $764,000.

NET REVENUES AND GROSS PROFIT (NINE MONTHS ENDED SEPTEMBER 30)

			Period over Period
	2012	2011	(Decrease)
Net Revenues:
Domestic	$8,441,000	$8,563,000	$(122,000)
European	3,932,000	4,006,000	(74,000)
Total	12,373,000	12,569,000	(196,000)

Cost of Sales	5,984,000	6,008,000	(24,000)

Gross Profit	$6,389,000	$6,561,000	$(172,000)
% of Total Net Revenue	51.6%	52.2%

Total net revenues in the nine months ended September 30, 2012 decreased by $196,000, or 1.6%, from the nine months ended September 30, 2011. This change was composed of a decrease of $122,000 in net revenues from domestic operations and a decrease of $74,000 in net revenues from European operations. Exchange rate differences resulting from the strength or weakness of the United States dollar against the Euro resulted in a decrease of approximately $380,000 in net revenues in the 2012 period as compared to the 2011 period, as further discussed in “Currency Fluctuations” below. As measured in Euros, net revenues from European operations in the 2012 period increased by 7.2% compared to the 2011 period. The increase in net revenues (as measured by the Euro) was mainly due to increase in instrument and contract research and development revenue partially offset by the declines in reagent sales in Italy and other international markets. Net revenues from domestic operations in the 2012 period decreased by 1.8% compared to the 2011 period. The decrease in net revenue from domestic operations was due to decreases in instrument sales.

Gross profit in the 2012 period decreased by $172,000, or 2.6%, from the 2011 period. The decrease in gross profit as a percentage of net revenues to 51.6% in the 2012 period from 52.2% in the 2011 period resulted mainly from decrease in the sale of instruments which have higher average margins than reagent sales.

OPERATING EXPENSES (NINE MONTHS ENDED SEPTEMBER 30)

	2012	% of Revenue	2011	% of Revenue	Period over Period (Decrease)

Selling	$3,022,000	24.4%	$4,054,000	32.3%	$(1,032,000)

General and Administrative	3,031,000	24.5%	4,275,000	34.0%	(1,244,000)

Research and Development	633,000	5.1%	1,397,000	11.1%	(764,000)

Total Operating Expenses	$6,686,000	54.0%	$9,726,000	77.4%	$(3,040,000)

Total operating expenses decreased to $6,686,000 in the 2012 period from $9,726,000 in the 2011 period as a result of decreases in all three categories of operating expenses.

The decrease of $1,032,000 in selling expenses during the 2012 period as compared to the 2011 period was due principally to open sales positions in the United States and, in Italy, reduction in workforce and lower commissions from lower sales in commissionable categories.

The decrease of $1,244,000 in general and administrative expenses during the 2012 period as compared to the 2011 period was due principally to reduction in workforce in Italy, reduction in rent and related building expenses in Italy and reduction in provision for doubtful accounts in Italy. The decrease in research and development expenses of $764,000 was due principally to reduction of research and development activities in the United States and funding by ERBA Diagnostics Mannheim beginning in December 2011 of research and development in Italy, for which the relevant expenses are now included in cost of sales. See also Note 13, Related Party Transactions, to the consolidated financial statements.

LOSS FROM OPERATIONS

Loss from operations totaled $298,000 in the 2012 period as compared to a loss from operations of $3,166,000 in the 2011 period, primarily due to reductions in operating expenses. Loss from operations in the 2012 period was composed of a $244,000 loss from domestic operations and $54,000 loss from European operations. Loss from operations in the 2011 period was composed of a $1,429,000 loss from domestic operations and a $1,737,000 loss from European operations. Domestic operations include corporate expenditures, including costs required to maintain our status as a public company.

OTHER INCOME (EXPENSE), NET

Other income (expense), totaled a net expense of $162,000 in the 2012 period as compared to net expense of $176,000 in the 2011 period. In the 2012 period, we incurred acquisition expenses of $85,000. See also Note 15, Subsequent Events, to our consolidated financial statements included in this Quarterly Report on Form 10-Q. Other amounts in the 2012 and 2011 periods were primarily net foreign currency gains and losses, resulting from deposits held in Euros and transactions of our Italian subsidiary which were denominated in currencies other than its functional currency.

INCOME TAX PROVISION

We recorded recurring income tax provisions of $75,000 for the 2012 period and a net benefit of $320,000 for the 2011 period. The current portion of our tax provisions in both periods relates to Italian local income taxes based upon applicable statutory rates effective in Italy, while the deferred tax provision in these same periods relates to domestic tax deductible goodwill. No current tax benefit was recorded during the two periods on our losses because we had a full valuation allowance against the net deferred income tax assets.

During the 2011 period, our wholly-owned subsidiary in Italy, Delta Biologicals, S.r.l., eliminated the balance of its intercompany loan of approximately $2,680,000 due to us, as a result of converting the loan to capital (equity). We had accrued for a potential withholding tax that would have been due upon payment of the interest on the loan. With the conversion of the balance to equity, approximately $406,000 of withholding tax liability was relieved during the 2011 period, as the accrued interest will not be paid and therefore no withholding tax should be accrued. This reversal of the tax liability was recorded in the 2011 period as a one-time credit to income tax expense in the accompanying consolidated financial statements.

NET LOSS

We generated a net loss of $534,000 in the 2012 period as compared to a net loss of $3,021,000 in the 2011 period. Our basic and diluted loss per common share was $0.02 in the 2012 period as compared to a basic and diluted loss per common share of $0.10 in the 2011 period. The net loss for both periods resulted from the various factors discussed above.

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

OVERVIEW

Net loss totaled $97,000 for the three months ended September 30, 2012 compared to a net loss of $1,234,000 for the three months ended September 30, 2011. Operating loss was $42,000 in the 2012 period compared to an operating loss of $997,000 for the 2011 period. The decrease in both the net loss and operating loss in the 2012 period compared to the 2011 period resulted primarily from decreases in operating expenses.

Net revenues decreased by $271,000 to $3,789,000 in the 2012 period from $4,060,000 in the 2011 period, consisting of a decrease in net revenues from domestic operations of $3,000, to $2,727,000 in the 2012 period from $2,730,000 in the 2011 period, and a decrease in net revenues from European operations of $268,000, including the effect of exchange rate fluctuations of the United States dollar relative to the Euro, to $1,062,000 in the 2012 period from $1,330,000 in the 2011 period.

Gross profit decreased by $24,000 to $2,062,000 in the 2012 period from $2,086,000 in the 2011 period, as the result of the lower revenue as well as a lower margin percentage. Gross profit as a percentage of net revenues increased to 54.4% for the 2012 period from 51.4% for the 2011 period.

Operating expenses decreased to $2,104,000 in the 2012 period from $3,083,000 in the 2011 period as a result of decreases in all three categories of operating expenses. Comparing the 2012 period to the 2011 period, selling expenses decreased by $277,000, general and administrative expenses decreased by $485,000 and research and development expenses decreased by $217,000.

NET REVENUES AND GROSS PROFIT (THREE MONTHS ENDED SEPTEMBER 30)

			Period over Period
	2012	2011	(Decrease)
Net Revenues:
Domestic	$2,727,000	$2,730,000	$(3,000)
European	1,062,000	1,330,000	(268,000)
Total	3,789,000	4,060,000	(271,000)

Cost of Sales	1,727,000	1,974,000	(247,000)

Gross Profit	$2,062,000	$2,086,000	$(24,000)
% of Total Net Revenue	54.4%	51.4%

Total net revenues in the three months ended September 30, 2012 decreased by $271,000, or 6.7%, from the three months ended September 30, 2011. This decrease was composed of a decrease of $3,000 in net revenues from domestic operations and a decrease of $268,000 in net revenues from European operations. Exchange rate differences resulting from the strength or weakness of the United States dollar against the Euro resulted in a decrease of approximately $181,000 in net revenues in the 2012 period as compared to the 2011 period, as further discussed in “Currency Fluctuations” below. As measured in Euros, net revenues from European operations in the 2012 period increased by 18.8% compared to the 2011 period. The increase in net revenues (as measured by the Euro) was mainly due to increase in instrument and contract research and development revenue partially offset by the declines in reagent sales in Italy and other international markets. Net revenues from domestic operations in the 2012 period were nearly the same as the net revenues from domestic operations in the 2011 period.

Gross profit in the 2012 period decreased by $24,000, or 1.2%, from the 2011 period. The increase in gross profit as a percentage of net revenues to 54.4% in the 2012 period from 51.4% in the 2011 period resulted mainly from an increase in the sale of instruments which have higher average margins than reagent sales.

OPERATING EXPENSES (THREE MONTHS ENDED SEPTEMBER 30)

	2012	% of Revenue	2011	% of Revenue	Period over Period (Decrease)

Selling	$1,043,000	27.5%	$1,320,000	32.5%	$(277,000)

General and Administrative	866,000	22.9%	1,351,000	33.3%	(485,000)

Research and Development	195,000	5.1%	412,000	10.1%	(217,000)

Total Operating Expenses	$2,104,000	55.5%	$3,083,000	75.9%	$(979,000)

Total operating expenses decreased to $2,104,000 in the 2012 period from $3,083,000 in the 2011 period as a result of decreases in all three categories of operating expenses.

The decrease of $277,000 in selling expenses during the 2012 period as compared to the 2011 period was due principally to open sales positions in the United States and, in Italy, reduction in workforce and lower commissions from lower sales in commissionable categories.

The decrease of $485,000 in general and administrative expenses during the 2012 period as compared to the 2011 period was due principally to reduction in workforce in Italy, reduction in rent and related building expenses in Italy and reduction in provision for doubtful accounts in Italy.

The decrease in research and development expenses of $217,000 was due principally to reduction of research and development activities in the United States and funding by ERBA Diagnostics Mannheim beginning in December 2011 of research and development in Italy, for which the relevant expenses are now included in cost of sales. See also Note 13, Related Party Transactions, to the consolidated financial statements.

LOSS FROM OPERATIONS

Loss from operations totaled $42,000 in the 2012 period as compared to a loss from operations of $997,000 in the 2011 period, primarily due to reductions in operating expenses. Loss from operations in the 2012 period was composed of $53,000 income from domestic operations and $95,000 loss from European operations. Loss from operations in the 2011 period was composed of a $365,000 loss from domestic operations and a $632,000 loss from European operations. Domestic operations include corporate expenditures, including costs required to maintain our status as a public company.

OTHER INCOME, NET

Other income (expense), totaled a net expense of $35,000 in the 2012 period as compared to net expense of $208,000 in the 2011 period. In the 2012 period, we incurred acquisition expenses of $85,000. See also Note 15, Subsequent Events, to our consolidated financial statements included in this Quarterly Report on Form 10-Q. Other amounts in the 2012 and 2011 periods were primarily net foreign currency gains and losses, resulting from deposits held in Euros and transactions of our Italian subsidiary which were denominated in currencies other than its functional currency.

INCOME TAX PROVISION

We recorded recurring income tax provisions of $20,000 for the 2012 period and $29,000 for the 2011 period. The current portion of our tax provisions in both periods relates to Italian local income taxes based upon applicable statutory rates effective in Italy, while the deferred tax provision in these same periods relates to domestic tax deductible goodwill. No current tax benefit was recorded during the two periods on our losses because we had a full valuation allowance against the net deferred income tax assets.

NET LOSS

We generated a net loss of $97,000 in the 2012 period as compared to a net loss of $1,234,000 in the 2011 period. Our basic and diluted loss per common share was $0.01 in the 2012 period as compared to a basic and diluted loss per common share of $0.04 in the 2011 period. The net loss for both periods resulted from the various factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, our working capital was $8,748,000 compared to $8,631,000 at December 31, 2011. Cash and cash equivalents totaled $9,057,000 at September 30, 2012 and $3,653,000 at December 31, 2011. As more fully described in Note 15, Subsequent Events, to our consolidated financial statements included in this Quarterly Report on Form 10-Q, during the three months ended September 30, 2012 ERBA Diagnostics Mannheim paid $6,500,000 to us in consideration of our issuance, on October 3, 2012, of 8,666,667 shares of our common stock under the ERBA Mannheim Stock Purchase Agreement as amended by the Second Amendment, which funds were used by us to fund the acquisition, on October 3, 2012, of the business commonly known as the Escalon Clinical Diagnostics Business.

Net cash flows of $359,000 were used in operating activities during the nine months ended September 30, 2012 as compared to $2,523,000 that were used in operating activities during the nine months ended September 30, 2011.

Cash used in operating activities of $359,000 during the 2012 period was the result of the net loss of $534,000 and changes in operating assets and liabilities of $361,000, partially offset by non-cash items of $536,000. The non-cash items include depreciation and amortization, reduction in the provision for doubtful accounts receivable, amortization of other assets and deferred income taxes. Cash provided by changes in operating assets and liabilities was due to changes in accounts receivable, inventories, other current assets, accounts payable and accrued expenses and other long-term liabilities.

Cash used in operating activities of $2,523,000 during the 2011 period was the result of the net loss of $3,021,000 and changes in operating assets and liabilities of $589,000, partially offset by non-cash items of $1,087,000. The non-cash items include depreciation and amortization, a recovery for doubtful accounts receivable, a provision for inventory obsolescence and deferred income taxes.

Net cash of $211,000 and $437,000 was used in investing activities during the 2012 and 2011 periods, respectively. In both periods, the use was primarily for equipment on lease and capital expenditures.

Financing activities during the 2012 period reflect capital lease payments of $58,000 and payments of $737,000 to reduce outstanding borrowings under the Line of Credit. In April 2012, we received $450,000 from ERBA Diagnostics Mannheim in connection with its partial exercise of the Warrant. In September 2012, we received $6,500,000 from ERBA Diagnostics Mannheim as an advance in connection with our issuance in October 2012 of shares to it under the ERBA Diagnostics Mannheim Stock Purchase Agreement as amended by the Second Amendment. We used the proceeds from this advance to acquire in October 2012 the business commonly known as the Escalon Clinical Diagnostics Business.

Financing activities during the 2011 period reflect the consummation of two significant financing arrangements – the Line of Credit, under which $380,000 had been drawn as of September 30, 2011 and the initial proceeds under the Stock Purchase Agreement, resulting in net proceeds (after expenses of $400,000 related to the offering) of $4,600,000. We also incurred capital lease payments of $53,000 and bank financing costs and received stock option proceeds of $38,000 during the 2011 period.

Liquidity is expected to be sufficient for the next twelve months from the combination of the existing cash and cash equivalents at September 30, 2012, and the investment that ERBA Diagnostics Mannheim has agreed to make under the Stock Purchase Agreement, including the Warrant, as described throughout this Quarterly Report on Form 10-Q.

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

Our product research and development expenditures were $1,452,000 during the year ended December 31, 2011 and $633,000 for the nine months ended September 30, 2012. In the fourth quarter of 2011, one of our subsidiaries entered into a contract research and development agreement with ERBA Diagnostics Mannheim, as amended, for a total of Euro 754,000 (approximately $1,003,000). Totals of Euro 133,000 and Euro 454,000 were invoiced under the contract in the fourth quarter of 2011 and the nine months ended September 30, 2012, respectively. Actual expenditures will depend upon, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. There can be no assurance that these expenditures will result in the development of new products or product enhancements, that we will successfully complete products under development, that we will obtain regulatory approval or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed.

In connection with our evaluation of our operating results, financial condition and cash position, and specifically considering our results of operations and cash utilization during 2011, we continue to implement measures expected to improve future cash flow. To this end, we expect operating results to continue to improve from the operating results achieved during 2011 and the nine months ended September 30, 2012 based principally upon increases in revenue as a result of new channels of distribution in the United States and international markets.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We grant credit without collateral to our customers based on our evaluation of a particular customer’s credit worthiness. In addition, allowances for doubtful accounts are maintained, particularly in Italy where payment cycles are longer than in the United States and in some instances may take in excess of a year to collect, for potential credit losses based on the age of the accounts receivable and the results of our periodic credit evaluations of our customers’ financial condition. We maintain allowances for doubtful accounts, particularly in Italy for the operations of our European subsidiary, for estimated losses based on historical loss percentages resulting from the inability of our customers to make required payments. During the first quarter of 2012, we re-evaluated the formula used to determine the allowance for doubtful accounts, resulting in a reduction in the allowance of $157,000.

INVENTORY

We regularly review inventory quantities on hand, which include components for current or future versions of products and instrumentation. If necessary, we record a provision for excess and obsolete inventory based primarily on our estimates of component obsolescence, product demand and production requirements, as well as based upon the status of a product within the regulatory approval process. In accordance with our inventory accounting policy, our inventory balance as of September 30, 2012 included components for current or future versions of products and instrumentation.

Our inventory balance as of September 30, 2012 and December 31, 2011 included approximately $200,000 of inventory relating to our hepatitis product, substantially all of which has a shelf life exceeding five years, for which we obtained “CE Marking” approval in the European Union during 2011 and which we have begun marketing in certain markets. Inventory reserves were $349,000 and $419,000 as of September 30, 2012 and December 31, 2011, respectively.

GOODWILL AND OTHER INTANGIBLES

The determination as to whether a write-down of goodwill is necessary involves significant judgment based upon our short-term and long-term projections for the company. The assumptions supporting the estimated future cash flows of the reporting unit, including profit margins, long-term forecasts, discount rates and terminal growth rates, reflect our best estimates. All of our goodwill is currently recorded at ImmunoVision, one of our domestic subsidiaries. Although we consider our current market capitalization, we do not believe it to be an appropriate measure for the fair value of ImmunoVision, as ImmunoVision represents less than 10% of our net revenues and total assets, and we believe that it is more meaningful to compute fair value based primarily upon discounted cash flows. However, the continued decline in our market capitalization could also potentially require us to record additional impairment charges in future periods for the remaining $870,000 of goodwill at ImmunoVision. Our product license is existing technology, obtained from an Italian diagnostics company that had developed and successfully commercialized this technology to manufacture hepatitis products sold by them and for which it had already received “CE Marking” approval from the European Union. Through the acquisition of this existing technology in its current form, we expect to be able to derive revenue from the manufacture and sale of new hepatitis products. In exchange for the Italian diagnostics company’s assistance in transferring the know-how of the manufacturing technology, we agreed to pay a total of 1,000,000 Euros in the form of four milestone payments upon the Italian diagnostics company’s achievement of certain enumerated performance objectives related to the transfer of such existing technology. We made the first three milestone payments of 900,000 Euros upon the achievement of the enumerated performance objectives in prior years. We expect to make, or otherwise settle, the fourth and final milestone payment of $128,554 in the fourth quarter of 2012 as we have now received “CE Marking” approval from the European Union for our hepatitis products.

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

INCOME TAXES

We have experienced net losses from our operations. In accordance with GAAP, we are required to record a valuation allowance against the deferred tax asset associated with these losses if it is “more likely than not” that we will not be able to utilize the net operating loss to offset future taxes. Due to the cumulative net losses from the operations of both our domestic and European operations, we have provided a full valuation allowance against our deferred tax assets as of September 30, 2012. Over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of our net operating loss carryforwards and other temporary differences. Upon reaching such a conclusion, and upon such time as we reverse the entire amount or a portion of the valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

Under Section 382 of the Internal Revenue Code, our ability to use our net operating loss carryforwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA Diagnostics Mannheim of the approximately 72.33% of the then outstanding shares of our common stock previously owned by the Debregeas-Kennedy Group. As a result of that acquisition, our ability to utilize net operating loss carryforwards to offset future taxable income is currently limited to approximately $827,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date. The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the September 1, 2010 ownership change, but may be further limited in the event of any future change in control or similar transaction. Our results for the nine months ended September 30, 2012 and 2011 were not impacted by these limitations.

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

CURRENCY FLUCTUATIONS

For the nine months ended September 30, 2012 and 2011, approximately 32.6% and 31.9%, respectively, of our net revenues were generated in currencies other than the United States dollar. We expect that this percentage may increase in the future as a result of our efforts to increase our international presence, particularly in key markets in Europe, Asia and South America. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the relationship of the United States dollar against the Euro resulted in a decrease of approximately $380,000 in net revenues for the nine months ended September 30, 2012 and a decrease of approximately $181,000 in net revenues for the three months ended September 30, 2012 as compared to the same periods of the prior year. Our European subsidiary incurs most of its revenue and expenses in Euro, which, to some extent, serves as a natural hedge and limits the net currency exposure.

During the nine months ended September 30, 2012 and 2011, none of our subsidiaries was domiciled in a highly inflationary environment and the impact of inflation and changing prices on our net revenues and on our loss from continuing operations was not material.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

Except for the risk factors set forth below, there has not been any material change to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. You should carefully consider the risks described below. These and other risks could materially and adversely affect our business, operating results or financial condition. The risks described below are not the only risks we face. Additional risks not presently known to us or other factors that we do not presently perceive to present significant risks to us at this time may also impair our operations. You should also refer to the other risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, subject to the modifications described below.

Our October 2012 acquisition of businesses commonly known as the Escalon Clinical Diagnostics Business represents our largest acquisition, has not yet been integrated into our operations and may expose us to risks relating to evaluations of our internal controls.

In October 2012, we completed the acquisition of the businesses commonly known as the Escalon Clinical Diagnostics Business, our largest and most significant acquisition to date. Our future success is dependent, in part, upon our ability to effectively integrate these acquired businesses into our operations. In our efforts to integrate these acquired businesses into our operations, we may experience difficulties with customers, personnel, systems integration or otherwise. We cannot provide any assurance that these acquired businesses will be successfully integrated into our operations, enhance our competitive position or business prospects or that the anticipated benefits will be realized. Our efforts to integrate these acquired businesses may expose risks relating to the acquired businesses’ internal controls, as these acquired businesses are decentralized with locations in Connecticut, Florida, Texas and the United Kingdom.

Acquisitions, such as our October 2012 acquisition of the businesses commonly known as the Escalon Clinical Diagnostics Business, and our efforts to integrate these acquired businesses may disrupt our business operations, distract our management and may not proceed as planned.

Acquisitions, such as our October 2012 acquisition of the businesses commonly known as the Escalon Clinical Diagnostics Business, and our efforts to integrate these acquired businesses may use significant resources, result in disruptions to our business operations, result in distractions of our management and not proceed as planned and could expose us to unforeseen liabilities. Acquisitions, such as our October 2012 acquisition of the businesses commonly known as the Escalon Clinical Diagnostics Business, and our efforts to integrate these acquired businesses involve a number of special problems and risks, including, but not limited to:

•	difficulty integrating acquired technologies, products, services, operations, customers and personnel with the existing businesses;
•	diversion of management’s attention in connection with integrating the acquired businesses;
•	strain on managerial and operational resources as management tries to oversee larger operations;
•	difficulty implementing and maintaining effective internal control over financial reporting at the acquired businesses, particularly in light of the decentralized locations in Connecticut, Florida, Texas and the United Kingdom; and
•	exposure to unforeseen liabilities of the acquired businesses.

As a result of these or other problems and risks, businesses we acquire, such as our October 2012 acquisition of the businesses commonly known as the Escalon Clinical Diagnostics Business, may not produce the revenues, earnings, cash flows or business synergies that we anticipated, and the products, services or technologies of the acquired businesses may not perform as we expected. As a result, we may incur higher costs and realize lower revenues and earnings than we had anticipated. We may not be able to successfully address these problems, integrate the acquired businesses or generate sufficient revenue to offset the associated costs or other negative effects on our business.

Item 6 – Exhibits

Exhibit
Number	Description

10.1	Stock Purchase Agreement, dated as of October 3, 2012, by and among Escalon Medical Corp., Drew Scientific, Inc., and ERBA Diagnostics, Inc.*
10.2	Second Amendment to Stock Purchase Agreement, dated as of October 3, 2012, by and between ERBA Diagnostics, Inc., and ERBA Diagnostics Mannheim GmbH*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

*	Previously filed in, and incorporated by reference to, the Company’s Current Report on Form 8-K filed on October 5, 2012.
**	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished, rather than filed, with this Annual Report on Form 10-K.

***	Pursuant to Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ERBA Diagnostics, Inc.

Date: November 14, 2012	By:	/s/Arlene Rodriguez
Arlene Rodriguez,
Controller

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished, rather than filed, with this Annual Report on Form 10-K.

**	Pursuant to Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

