Form 10-Q
period 2013-03-31
ERBA Diagnostics, Inc.
filed 2013-08-09
CIK 1095858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

43,658,221 shares of Common Stock, $.01 par value, outstanding as of July 26, 2013.

ERBA Diagnostics, Inc.

INDEX

		PAGE NO.

PART I - FINANCIAL INFORMATION

Item 1 -	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2013 and 2012	2

	Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the three months ended March 31, 2013	3

	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2013 and 2012	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4 -	Controls and Procedures	27

PART II - OTHER INFORMATION

Item 1 -	Legal Proceedings	28

Item 6 - Exhibits		28

ERBA Diagnostics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,595,312	$4,125,818
Accounts receivable, net	6,768,566	6,369,165
Inventories, net	6,437,351	5,838,150
Other current assets	394,403	219,636
Total current assets	17,195,632	16,552,769

PROPERTY, PLANT AND EQUIPMENT:
Land	352,957	352,957
Buildings and improvements	3,102,712	3,068,607
Machinery and equipment	3,664,694	3,731,139
Furniture and fixtures	2,113,223	2,050,241
	9,233,586	9,202,944
Less accumulated depreciation	(7,635,540)	(7,605,984)
	1,598,046	1,596,960
OTHER ASSETS:
Intangible assets, net	1,728,666	1,812,048
Goodwill	3,494,619	3,494,619
Equipment on lease, net	557,776	585,321
Product license	282,936	282,936
Restricted deposits	184,440	148,040
Other assets	76,283	81,075
	6,324,720	6,404,039
Total assets	$25,118,398	$24,553,768
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,285,314	$3,064,516
Capital lease obligation, current	-	21,947
Revolving line of credit	1,189,561	822,635
Other accrued expenses	3,127,802	2,809,447
Total current liabilities	7,602,677	6,718,545

OTHER LONG-TERM LIABILITIES:
Deferred tax liabilities	542,435	509,365
Other long-term liabilities	962,506	993,980
Total other long-term liabilities	1,504,941	1,503,345

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01, authorized 100,000,000 shares, issued and outstanding 43,658,221 as of March 31, 2013 and December 31, 2012	436,582	436,582
Additional paid-in capital	52,947,370	52,947,370
Accumulated deficit	(36,784,223)	(36,537,171)
Accumulated other comprehensive loss	(588,949)	(514,903)
Total shareholders’ equity	16,010,780	16,331,878
Total liabilities and shareholders’ equity	$25,118,398	$24,553,768

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ERBA Diagnostics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three Months Ended March 31, 2013 and 2012

	2013	2012
	(Unaudited)	(Unaudited)
NET REVENUE	$6,708,107	$4,273,274

COST OF SALES	3,660,933	2,150,936
Gross profit	3,047,174	2,122,338

OPERATING EXPENSES:
Selling	1,303,481	970,893
General and administrative	1,332,744	1,075,387
Research and development	347,118	195,544
Total operating expenses	2,983,343	2,241,824

Income (loss) from operations	63,831	(119,486)

OTHER INCOME (EXPENSE), NET:
Interest expense	(23,544)	(12,666)
Unrealized gain (loss) on foreign currency transactions	(9,687)	103,576
Acquisition and integration expenses	(211,045)	-
Other income (expense), net	(25,613)	(22,210)
Total other income (expense), net	(269,889)	68,700

(Loss) before provision for income taxes	(206,058)	(50,786)

PROVISION FOR INCOME TAXES	40,994	27,668

Net (loss)	(247,052)	(78,454)

OTHER COMPREHENSIVE INCOME (LOSS): Foreign currency translation adjustment	(74,046)	121,711

Total comprehensive income (loss)	$(321,098)	$43,257

Net (loss) per share - basic and diluted	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	43,658,221	34,391,554

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ERBA Diagnostics, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

For the Three Months Ended March 31, 2013

(Unaudited)

					Accumulated	Total
	Common Stock		Additional	Accumulated	Other	Shareholders’
	Shares	Amount	Paid-in Capital	Deficit	Comprehensive Loss	Equity

Balances as of December 31, 2012	43,658,221	$436,582	$52,947,370	$(36,537,171)	$(514,903)	$16,331,878

Net (loss)	-	-	-	(247,052)	-	(247,052)

Foreign currency translation adjustment	-	-	-	-	(74,046)	(74,046)

Balances as of March 31, 2013	43,658,221	$436,582	$52,947,370	$(36,784,223)	$(588,949)	$16,010,780

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ERBA Diagnostics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(247,052)	$(78,454)
Adjustments to reconcile net (loss) to net cash (used in) operating activities-
Depreciation and amortization	226,279	192,990
Provision (reduction) for doubtful accounts receivable	46,988	(48,209)
Reversal of provision for inventory obsolescence	(16,953)	-
Amortization of other assets		17,667
Deferred income tax provision	33,070	15,873
Changes in operating assets and liabilities:
Accounts receivable	(553,939)	(44,174)
Inventories	(678,746)	148,786
Other assets	(147,860)	(178,556)
Accounts payable and accrued expenses	490,742	(176,217)
Other long-term liabilities	19,418	40,482
Net cash (used in) operating activities	(828,053)	(109,812)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(82,803)	(9,490)
Acquisition of equipment on lease, net	(56,776)	(43,243)
Decrease in restricted deposits	2,600	9,332
Net cash (used in) investing activities	(136,979)	(43,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments under) revolving line of credit	468,666	(75,571)
Capital lease payments	(21,947)	(18,980)
Net cash provided by (used in) financing activities	446,719	(94,551)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(12,198)	105,687

NET CHANGE IN CASH AND CASH EQUIVALENTS	(530,511)	(142,077)

CASH AND CASH EQUIVALENTS, beginning of period	4,125,823	3,653,244

CASH AND CASH EQUIVALENTS, end of period	$3,595,312	$3,511,167

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ERBA Diagnostics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(1)	ORGANIZATION AND OPERATIONS:

General Information

The accompanying unaudited interim condensed consolidated financial statements of ERBA Diagnostics, Inc. (the “Company,” “ERBA Diagnostics,” “we,” “us” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments necessary to state fairly the results of operations, financial position, changes in stockholders’ equity and cash flows have been made. The results of operations, financial position, changes in stockholders’ equity and cash flows for the three months ended March 31, 2013 are not necessarily indicative of the results of operations, financial position, changes in stockholders’ equity and cash flows which may be reported for the remainder of 2013. The consolidated balance sheet as of December 31, 2012 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Reclassifications

Certain amounts in the prior period’s condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

(2) LIQUIDITY:

The Company incurred a net loss of approximately $247,000 during the three months ended March 31, 2013 and a net loss of approximately $78,000 during the three months ended March 31, 2012 and had cash used in operations of approximately $828,000 and approximately $110,000 for those respective periods.

The Company has implemented certain initiatives and has significantly decreased operating expenses to improve operating results.  The Company expects operating results to continue to improve upon increases in revenue as a result of the commercial launch of the Mago® 4S in the United States during 2011 and anticipated increases in the United States and international revenue from new channels of distribution.  In addition, the Company’s acquisition of Drew Scientific, Inc. and its subsidiaries has expanded the Company’s product base and potential available markets. Management of the Company believes that it has sufficient resources to enable its continued existence as a going concern.

As discussed in Note 13, Revolving Line of Credit, on March 1, 2013, Diamedix Corporation (“Diamedix”), a wholly-owned subsidiary of the Company, closed down the previously existing line of credit from City National Bank of Florida and the Company entered into a new loan agreement with Citibank, N.A., which provides for a secured, revolving credit facility of up to $2,000,000.

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

There were no grants, exercises, or expirations of stock options during the three months ended March 31, 2013. As of March 31, 2013, there were stock options outstanding under the Company’s equity plan to purchase 1,120,870 shares of common stock at a weighted average exercise price of $1.28. There was no stock compensation expense for the three months ended March 31, 2013 or 2012.

(4) CASH AND CASH EQUIVALENTS:

The Company considers certain short-term investments in money market accounts with original maturities of three months or less to be cash equivalents.

(5) INVENTORIES, NET:

Inventories, net consist of the following:

	March 31,	December 31,
	2013	2012

Raw materials	$1,842,095	$1,712,199
Work-in-process	683,364	664,880
Finished goods	3,911,892	3,461,071
Total inventories, net	$6,437,351	$5,838,150

(6) PRODUCT LICENSE:

In September 2004, the Company entered into a license agreement with an Italian diagnostics company to obtain a perpetual, worldwide, royalty-free license of product technology used by the Italian diagnostics company. This licensed hepatitis product technology is existing technology, which the Italian diagnostics company had developed and successfully commercialized to manufacture hepatitis products sold by them and for which it had already received “CE Marking” approval from the European Union. Through the acquisition of this existing technology in its current form, the Company expects to be able to derive revenue from the manufacture and sale of new hepatitis products. In exchange for the Italian diagnostics company’s assistance in transferring the know-how of the manufacturing technology, the Company agreed to pay a total of 1,000,000 Euro in the form of four milestone payments upon the Italian diagnostics company’s achievement of certain enumerated performance objectives related to the transfer of such existing technology. Three of the four milestone payments, totaling 900,000 Euro, were made in prior years. During the year ended December 31, 2012, the balance of 100,000 Euro (equivalent to approximately $132,000) was offset against the accounts receivable owed to the Company from the Italian diagnostics company. In October 2011, the Company received “CE Marking” granting approval for the remaining products covered under the license agreement. Sales are expected to commence in 2013, at which time the Company will commence amortizing this balance.

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

(7) LOSS PER SHARE:

Basic loss per share excludes any dilution. It is based upon the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of March 31, 2013 and December 31, 2012, 15,854,204 shares of common stock underlying stock options and warrants were not included in computing diluted earnings per share because their effects would be anti-dilutive.

(8) INCOME TAXES:

The provision for income taxes consists of the following for the three months ended March 31, 2013 and 2012:

	2013	2012

Current:
Domestic	$-	$-
Foreign	7,924	11,795

Deferred:
Domestic	33,070	15,873

Total	$40,994	$27,668

The Company is susceptible to large fluctuations in its effective tax rate and has thereby recognized income tax expense on a discrete pro-rata basis for the three months ended March 31, 2013 and 2012. In addition, no current domestic income tax provision was recorded during the same periods, due to the valuation allowance to offset the provision of domestic income of approximately $68,000 during the three months ended March 31, 2013 and its domestic loss of approximately $52,000 during the three months ended March 31, 2012. The foreign current income tax provisions for the three months ended March 31, 2013 and 2012 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

The Company has established a full valuation allowance on its net domestic deferred tax assets, which are primarily comprised of net operating loss carryforwards. Accordingly, as of March 31, 2013 and December 31, 2012, the Company had no net domestic deferred tax assets. As of March 31, 2013 and December 31, 2012, the Company had net deferred tax liabilities of $542,435 and $509,365, respectively, relating to tax deductible goodwill which is not expected to reverse in the foreseeable future. Additionally, as of March 31, 2013 and December 31, 2012, the Company also had no net foreign deferred tax asset, as a full valuation allowance was provided. Future changes in the estimated net realizable value of the deferred tax assets or deferred tax liabilities could cause the provision for income taxes to vary significantly from period to period.

Domestic net operating losses generated by the Company total approximately $19,000,000 as of December 31, 2012 and are subject to any applicable limitations as described below. The net operating losses included in the domestic net deferred tax asset will begin to expire in 2023. Under Section 382 of the Internal Revenue Code, the Company’s use of its net operating loss carryforwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA Mannheim of the approximately 72.4% of the then outstanding shares of the Company’s common stock previously owned by the Debregeas-Kennedy Group. As a result of that acquisition, the Company’s ability to utilize net operating loss carryforwards to offset any future taxable income is currently limited to approximately $827,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date. The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the ownership change. The limitations of these net operating loss carryforwards did not impact the Company’s results for the three months ended March 31, 2013 and 2012.

United States income taxes have not been provided on undistributed earnings of foreign subsidiaries, as such earnings are being retained indefinitely by such subsidiaries for reinvestment. The distribution of these earnings would first reduce the domestic valuation allowance before resulting in additional United States income taxes.

In January 2013, one of the Company’s wholly-owned subsidiaries, ImmunoVision, Inc., received three Notices of Final Assessments from the State of Arkansas Department of Finance & Administration for the tax years ended December 31, 2005, 2006 and 2008 for a total of $361,940 (including penalties and interest). Based on discussions with a representative of the Department, the Company was informed that the assessments related to unfiled tax returns for those years. The Company has located file copies of the returns for the years 2005 and 2006, which reflect zero taxable income and zero tax liability. Since the Company has been unable to locate a file copy of the 2008 return, a return for that year has been prepared resulting in total tax, penalties and interest of approximately $10,500. This amount was recorded as an expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2012.

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

A substantial portion of the Company’s accounts receivable and revenues are derived from Delta Biologicals, S.r.l., the Company’s subsidiary located in Italy (“Delta Biologicals”), and its operations may be affected by the recent fiscal and debt crisis the Italian government is facing. As of March 31, 2013 and December 31, 2012, Delta Biologicals’ gross accounts receivable, primarily due from Italian companies, were approximately $4,184,000 and $4,394,000, respectively. Amounts due from hospitals and laboratories controlled by the Italian government as of March 31, 2013 and December 31, 2012 were approximately $1,207,000 and $1,719,000, respectively, which accounted for approximately 18% and 27%, respectively, of the Company’s consolidated net accounts receivable. Delta Biologicals recognized revenues during the three months ended March 31, 2013 and 2012 of in the amount of approximately $975,000 and $1,410,000, respectively, which represented approximately 15% and 33%, respectively, of the Company’s consolidated net revenues.

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

(10) SEGMENT INFORMATION:

The Company’s management reviews financial information, allocates resources and manages its business by geographic region. The domestic region, which includes corporate expenditures, contains the Company’s subsidiaries in the United States, including from and after the acquisition date of October 3, 2012, Drew Scientific and its subsidiaries. The European region contains Delta Biologicals and, from and after the acquisition date of October 3, 2012, Drew Scientific Limited Co. The information provided is based on internal reports and was developed and utilized by management to track trends and changes in the results of the regions. The information, including the allocations of expense and overhead, was calculated based on a management approach and may not reflect the actual economic costs, contributions or results of operations of the regions as stand-alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the regions might differ but the relative trends would, in management's view, likely not be materially impacted. The table below sets forth net revenues, loss from operations, total assets and goodwill by region for the three months ended March 31, 2013 and 2012:

	Domestic	European	Eliminations	Total
March 31, 2013:
External net sales	$5,732,855	$975,252	$-	$6,708,107
Intercompany sales	87,659	11,556	(99,215)	-
Net revenue	$5,820,514	$986,808	$(99,214)	$6,708,107

Income (loss) from operations	$366,954	$(303,123)	$-	$63,831

Assets	$39,892,374	$5,686,249	$(20,460,225)	$25,118,398
Goodwill	$3,494,619	$-	$-	$3,494,619

March 31, 2012:
External net sales	$2,863,037	$1,410,237	$-	$4,273,274
Intercompany sales	134,935	19,917	(154,852)	-
Net revenue	$2,997,972	$1,430,154	$(154,852)	$4,273,274

Income (loss) from operations	$(153,548)	$34,062	$-	$(119,486)

Assets	$10,685,646	$6,350,081	$-	$17,035,727
Goodwill	$870,290	$-	$-	$870,290

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

(12) RELATED PARTY TRANSACTIONS:

Certain Relationships and Related Transactions

During the three months ended March 31, 2013 and 2012, the Company sold products to Transasia, and a subsidiary of ERBA Mannheim, for a total amount of Euro 15,000 (equivalent to approximately $20,000) and Euro 309,000 (equivalent to approximately $405,000), respectively.

In the fourth quarter of 2011, Delta Biologicals entered into a contract research and development agreement with ERBA Mannheim, as amended, for a total of Euro 754,700, pursuant to which ERBA Mannheim has agreed to pay the subsidiary a total amount of Euro 133,000, equivalent to approximately $186,000, during the fourth quarter of 2011 and an additional Euro 621,700, equivalent to approximately $799,000, during the year ended December 31, 2012 for the results of certain research and development. For the three months ended March 31, 2012, contract research and development revenue under this agreement approximated Euro 112,000 (equivalent to approximately $147,000). No revenues were recognized for the three months ended March 31, 2013 in connection with this agreement.

The Company had total net accounts receivable from ERBA Mannheim and Transasia of approximately $425,000 and $644,000 as of March 31, 2013 and December 31, 2012, respectively, related to the above transactions. As of March 31, 2013 and December 31, 2012, the Company had net payables of $16,548 and net receivables of $65,441, respectively, for the reimbursement of various expenditures on behalf of ERBA Mannheim; this amount is included in other current assets in the accompanying consolidated balance sheet.

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

In December 2012, JAS Diagnostics entered into a Research and Development Outsourcing Agreement with Erba Diagnostics France SARL (“Erba Diagnostics France”), pursuant to which JAS Diagnostics has agreed to pay Erba Diagnostics France a total amount of Euro 350,000 (equivalent to approximately $462,500), in seven monthly installments of Euro 50,000 from December 2012 through June 2013, for certain research and development endeavors. On July 24, 2013, JAS Diagnostics and Erba Diagnostics France mutually terminated the agreement and, as result, the second through fourth installments aggregating Euro 150,000 (equivalent to approximately $198,000) are included in other current assets in the accompanying condensed consolidated balance sheet as of March 31, 2013. See Note 14 – “Subsequent Event” for further discussion.

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

On April 16, 2012, ERBA Mannheim exercised, in part, the Warrant by paying an aggregate exercise price of $450,000 and, in connection therewith, the Company issued to ERBA Mannheim 600,000 shares of the Company’s common stock. A total of 19,400,000 warrants remain unexercised as of March 31, 2013. As of March 31, 2013, the Warrant was exercisable for 14,733,334 shares of the Company’s common stock.

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

The Second Closing was held on October 3, 2012, at which time ERBA Mannheim paid the $6,500,000 aggregate purchase price to the Company, and, in connection therewith, the Company issued to ERBA Mannheim 8,666,667 shares of the Company’s common stock. The Company used all of the proceeds of the Second Closing to consummate the October 3, 2012 acquisition of Drew Scientific.

Other Transactions

During the three months ended March 31, 2013 and 2012, ImmunoVision paid $6,000 to John B. Harley, M.D., Ph.D., a member of the Board of Directors, under that certain oral consulting agreement between Dr. Harley and ImmunoVision pursuant to which Dr. Harley is paid $2,000 per month in consideration for his provision of technical guidance and business assistance to the subsidiary on an as-needed basis.

Pursuant to a license agreement between the Company and Dr. Harley, he has granted an exclusive worldwide license to the Company for certain patents, rights and technology relating to monoclonal antibodies against autoimmune RNA proteins developed by him in exchange for specified royalty payments, including an annual minimum royalty of $10,000 for each licensed product utilized by the Company. For the three months ended March 31, 2013 and 2012, the Company has expensed the minimum $2,500 under such agreement.

The amounts paid to Dr. Harley were in addition to the amounts he received for his service as member of the Company’s Board of Directors and the committees of the Board of Directors on which he served.

(13) REVOLVING LINE OF CREDIT:

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

Amounts outstanding under the New Line of Credit have been collateralized by all of the assets of the Company and its wholly-owned subsidiaries located in the United States – Diamedix, ImmunoVision, and Drew Scientific. In addition, each of Diamedix, ImmunoVision and Drew Scientific has guaranteed the repayment of amounts drawn on the New Line of Credit. Further, Transasia, the indirect parent company of the Company, has also guaranteed the repayment of amounts drawn on the New Line of Credit.

In connection with establishing the New Line of Credit, Diamedix contemporaneously closed down its former line of credit with City National Bank of Florida; the payoff amount at closing was $975,000.

The Company did not submit its annual and first quarter consolidated financial statements to Citibank as of the required dates. Citibank has issued a waiver for these two areas of noncompliance.

As of March 31, 2013, $1,189,561 was outstanding under the New Line of Credit.

14 SUBSEQUENT EVENT:

Cancellation of Research and Development Outsourcing Agreement

In December 2012, JAS Diagnostics entered into a Research and Development Outsourcing Agreement with Erba Diagnostics France, as more fully discussed in Note 12 – “Related Party Transactions.” On July 24, 2013, JAS Diagnostics and Erba Diagnostics France mutually terminated the agreement and Erba Diagnostics France has agreed to refund to JAS Diagnostics all amounts paid under the agreement within 90 days. The Company incurred research and development cost in amount of $286,188 from the inception of the agreement through March 31, 2013 which will be reimbursed by Erba Diagnostics France and has been included in other current assets in the accompanying consolidated balance sheet.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 and the unaudited interim condensed consolidated financial statements and the related notes to unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

See the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion of certain risks and uncertainties that could materially and adversely affect our business, operating results or financial condition. Many of these factors are beyond our control.

MAJORITY STOCKHOLDER

On September 1, 2010, ERBA Mannheim purchased all of the approximately 72.4% of the then outstanding shares of our common stock then owned by the Debregeas-Kennedy Group for an aggregate purchase price of approximately $15,000,000, or $0.75 per share. As a result of this share acquisition, the consummation of the various transactions contemplated by the investment made by ERBA Mannheim pursuant to that certain Stock Purchase Agreement, as further described throughout this Quarterly Report on Form 10-Q, including ERBA Mannheim’s purchase from us, and our issuance to ERBA Mannheim, of an aggregate of 15,333,334 shares of our common stock, and ERBA Mannheim’s exercise, in part, of the Warrant, as further described throughout this Quarterly Report on Form 10-Q, for 600,000 shares of our common stock, ERBA Mannheim now beneficially owns, directly or indirectly, approximately 82.4% of the outstanding shares of our common stock.

ACQUISITION OF DREW SCIENTIFIC, INC.

On October 3, 2012, we acquired all of the issued and outstanding shares of capital stock of Drew Scientific from a subsidiary of Escalon Medical Corp. pursuant to a Stock Purchase Agreement between, among others, us and Escalon. Included in the acquired businesses were Drew Scientific’s wholly-owned subsidiaries – JAS Diagnostics, Inc. and Drew Scientific Limited Co.

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

Prior to the October 3, 2012 acquisition date, our management decided to cease the operations of the Dallas, Texas, and the United Kingdom facilities of Drew Scientific and its subsidiaries. As a result, we have accrued on the opening balance sheet as of October 3, 2012 estimated plant closing costs, including lease buy-out and severance costs, of $160,000 and $118,000, respectively. Regarding the Dallas, Texas facility, in May 2013, our management announced that the closing would be effective in late September 2013. With respect to the United Kingdom facility, the closing was effective in late March 2013.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THREE MONTHS ENDED MARCH 31, 2012

OVERVIEW

Net loss totaled $247,000 for the three months ended March 31, 2013 compared to a net loss of $78,000 for the three months ended March 31, 2012. Operating income was $64,000 for 2013 compared to an operating loss of $119,000 for 2012. The decrease in operating loss in 2013 compared to 2012 resulted primarily from the operating income of $493,000 for Drew Scientific for 2013, offset by a decrease from operating income to loss in our European operations of $303,000. The increase in net loss in 2013 compared to 2012 resulted primarily from acquisition and integration expenses of $211,000 in 2013.

Net revenues increased by $2,435,000 to $6,708,000 in 2013 from $4,273,000 in 2012. This net increase was attributed to the net revenues of $3,472,000 for Drew Scientific for 2013 offset by other factors from recurring operations resulting in a decrease of $1,037,000. This decrease of $1,037,000 consisted of a decrease in net revenues from legacy domestic operations of $602,000, to $2,261,000 in 2013 from $2,863,000 in 2012, and a decrease in net revenues from European operations of $435,000, including the effect of exchange rate fluctuations of the United States dollar relative to the Euro, to $975,000 in 2013 from $1,410,000 in 2012.

Gross profit increased by $925,000 to $3,047,000 in 2013 from $2,122,000 in 2012. This net increase was attributed to the gross profit of $1,352,000 for Drew Scientific for 2013 offset by other factors from recurring operations resulting in a decrease of $427,000. This decrease of $427,000 from recurring operations was primarily the result of lower domestic and European revenues.

Total operating expenses increased by $741,000 to $2,983,000 in 2013 from $2,242,000 in 2012. This increase was primarily attributed to the expenses of $859,000 for Drew Scientific for 2013. This increase of $741,000 was a result of increases in all three expense categories. Comparing 2013 to 2012, selling expenses increased by $332,000, general and administrative expenses increased by $258,000 and research and development expenses increased by $151,000.

NET REVENUES AND GROSS PROFIT

The following table presents comparative net revenues and gross profit for our operations, including the operations of Drew Scientific (net revenues of $3,472,000, cost of sales of $2,120,000 and gross profit of $1,352,000), for the three-month periods ended March 31, 2013 and 2012.

			Increase
	2013	2012	(Decrease)
Net Revenues:
Domestic	$5,733,000	$2,863,000	$2,870,000
European	975,000	1,410,000	(435,000)
Total	6,708,000	4,273,000	2,435,000

Cost of Sales	3,661,000	2,151,000	1,510,000

Gross Profit	$3,047,000	$2,122,000	$925,000
% of Total	45.4%	49.7%

The net increase in revenues for 2013 compared to 2012 was attributed to the post-acquisition net revenues of $3,472,000 for Drew Scientific, a decrease of $602,000 in net revenues from our legacy domestic operations and a decrease of $435,000 in net revenues from European operations. Exchange rate differences resulting from the strength or weakness of the United States dollar against the Euro resulted in an increase of approximately $7,000 in net revenues in 2013 as compared to 2012, as further discussed in “Currency Fluctuations” below. As measured in Euros, net revenues from European operations in 2013 decreased by Euro 279,000, or 27.4%, as compared to 2012. The decrease in net revenues from European operations (as measured by the Euro) was mainly due to contract research and development revenue partially offset by the declines in reagent sales in Italy and other international markets. The decrease in net revenues from legacy domestic operations of $602,000, or 21.0%, was principally due to a decline in sales to international customers of approximately $100,000, principally in Latin America and Japan, a decrease in reagent sales of approximately $327,000, and a decrease in equipment sales of $153,000.

The net increase in gross profit of approximately $925,000 for 2013 compared to 2012 was attributed to the gross profit of $1,352,000 for Drew Scientific for 2013 offset by a decrease in gross profit of $427,000 for our legacy operations. Gross profit as a percentage of net revenues decreased from 49.7% in 2012 to 45.4% in 2013, resulting principally from the lower gross profit percentage of 38.9% for the operations of Drew Scientific.

OPERATING EXPENSES

The following table presents comparative operating expenses for us, including the amounts for Drew Scientific of $859,000 (selling expenses of $536,000, general and administrative expenses of $330,000 and credit balance of $7,000 in research and development expenses), for the three-month periods ended March 31, 2013 and 2012. The percentages in the table below are based on the total net revenues in the above table.

	2013	% of Revenue	2012	% of Revenue	Increase

Selling	$1,303,000	19.4%	$971,000	22.7%	$332,000

General and Administrative	1,333,000	19.9%	1,075,000	25.2%	258,000

Research and Development	347,000	5.2%	196,000	4.6%	151,000

Total Operating Expenses	$2,983,000	44.5%	$2,242,000	52.5%	$741,000

The increase in total operating expenses from $2,242,000 in 2012 to $2,983,000 in 2013 was primarily attributed to the expenses of $859,000 for Drew Scientific for 2013, due to the factors noted below.

The net increase of $332,000 in selling expenses in 2013 compared to 2012 was due to the amounts for Drew Scientific for 2013 of $536,000 and a decrease of $204,000 in our recurring operations. This decrease was due principally to open sales positions in the United States and, in Italy, reduction in workforce and lower commissions from lower sales in various commissionable categories.

The net increase of $258,000 in general and administrative expenses for 2013 compared to 2012 was due to the amounts for Drew Scientific for 2013 of $339,000, offset by a decrease of $81,000 in our recurring domestic operations. This decrease was due to consolidation of operations and resulting reduction in workforce.

The net increase of $151,000 in research and development expenses for 2013 compared to 2012 was due the increase of $158,000 in our recurring operations. This increase was due principally to the research and development agreement of our European operations as further discussed in Note 12 – “Related Party Transactions.”

Income from operations totaled $64,000 in 2013 as compared to an operating loss of $119,000 in 2012. Income from operations in 2013 was composed of operating income of $493,000 for Drew Scientific, an operating loss of $126,000 from the legacy domestic operations and an operating loss of $303,000 from our European operations. Loss from operations in 2012 was composed of a $153,000 loss from domestic operations and income of $34,000 from European operations. Our domestic operations include corporate expenditures, including costs required to maintain our status as a public company.

OTHER INCOME (EXPENSE), NET

Other income (expense) totaled an other expense, net of $270,000 in 2013 as compared to an other income, net of $69,000 in 2012. The decrease in other income to loss from 2012 to 2013 was primarily the result of acquisition and integration costs of $211,000 incurred in 2013.

INCOME TAX PROVISION

We recorded recurring income tax provisions of $41,000 for 2013 and $27,000 for 2012. The current portion of our tax benefit and provisions, respectively, in both years relates to Italian local income taxes based upon applicable statutory rates effective in Italy. The deferred tax provisions in these years relate to domestic tax deductible goodwill. No current tax benefit was recorded during the two years on our losses because we had a full valuation allowance against the net deferred income tax assets.

See also Note 8, Income Taxes, to the condensed consolidated financial statements regarding other tax matters.

NET LOSS

We generated a consolidated net loss of $247,000 in 2013 (including the net income of $448,000 for Drew Scientific) as compared to a net loss of $78,000 in 2012. Basic and diluted net loss per common share was $0.01 in 2013 as compared to $0.00 in 2012. The net loss for both years resulted from the various factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, our working capital was $9,593,000 compared to $9,834,000 at December 31, 2012. Cash and cash equivalents totaled $3,595,000 at March 31, 2013 and $4,126,000 at December 31, 2012.

Operating activities

Net cash flows of $828,000 were used in operating activities during the three months ended March 31, 2013 as compared to $110,000 that was used in operating activities during the three months ended March 31, 2012.

Cash provided by operating activities during 2013 was primarily the result of changes in operating assets and liabilities of $870,000. Cash provided by changes in operating assets and liabilities was due to changes in accounts receivable, inventories, other assets, accounts payable and accrued expenses and other long-term liabilities.

Cash used in operating activities of $110,000 during 2012 was the result of the net loss of $78,000 and changes in operating assets and liabilities of ($210,000), partially offset by non-cash items of $178,000. The non-cash items include principally depreciation and amortization, reduction in the provision for doubtful accounts receivable, amortization of other assets and deferred income taxes. Cash provided by changes in operating assets and liabilities was due to changes in accounts receivable, inventories, other assets, accounts payable and accrued expenses and other long-term liabilities.

Investing activities

Net cash of $137,000 and $43,000 was used in investing activities during 2013 and 2012, respectively. The cash flows relating to investing activities in 2013 were primarily for capital expenditures of $83,000 and acquisition of equipment on lease of $57,000. The cash flows relating to investing activities in 2012 were for capital expenditures of $9,000 and acquisition of equipment on lease of $43,000, offset by cash released from restricted deposits of $9,000.

Financing activities

Financing activities during 2013 reflect net proceeds of $469,000 under the revolving line of credit and capital lease payments of $22,000.

Financing activities during 2012 reflect net payments of $76,000 under the revolving line of credit and capital lease payments of $19,000.

Other matters

Liquidity is expected to be sufficient through the end of 2013 from the combination of the existing cash and cash equivalents at March 31, 2013, and the investment that ERBA Mannheim has agreed to make under the Stock Purchase Agreement, including the Warrant, as described throughout this Quarterly Report on Form 10-Q.

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

Our product research and development expenditures were $347,000 during 2013 and $196,000 for 2012. In the fourth quarter of 2011, Delta Biologicals entered into a contract research and development agreement, as amended, with ERBA Mannheim for a total of Euro 754,700 (equivalent to approximately $1,003,000). A total of Euro 54,000 (equivalent to approximately $71,000) was invoiced under the contract during the three months ended March 31, 2012. Actual expenditures will depend upon, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. There can be no assurance that these expenditures will result in the development of new products or product enhancements, which we will successfully complete products under development, that we will obtain regulatory approval or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed.

In connection with our evaluation of our operating results, financial condition and cash position, and specifically considering our results of operations and cash utilization during 2012, we continue to implement measures expected to improve future cash flow. To this end, we expect operating results to continue to improve from the operating results achieved during 2012, based principally upon increases in revenue as a result of new channels of distribution in the United States and international markets.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, allowance for doubtful accounts, inventories, intangible assets, stock compensation, income and other tax accruals, the realization of long-lived assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our assumptions and estimates may, however, prove to have been incorrect and our actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and the judgments and estimates we make concerning their application have significant impact on our condensed consolidated financial statements.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We grant credit without collateral to our customers based on our evaluation of a particular customer’s credit worthiness. In addition, allowances for doubtful accounts are maintained, particularly in Italy where payment cycles are longer than in the United States and in some instances may take in excess of a year to collect, for potential credit losses based on the age of the accounts receivable and the results of our periodic credit evaluations of our customers’ financial condition. We maintain allowances for doubtful accounts, particularly in Italy for the operations of our European subsidiary, for estimated losses based on historical loss percentages resulting from the inability of our customers to make required payments. In the first quarter of 2013, we re-evaluated the formula used to determine the allowance for doubtful accounts, resulting in no change in the allowance.

INVENTORY

We regularly review inventory quantities on hand, which include components for current or future versions of products and instrumentation. If necessary, we record a provision for excess and obsolete inventory based primarily on our estimates of component obsolescence, product demand and production requirements, as well as based upon the status of a product within the regulatory approval process. In accordance with our inventory accounting policy, our inventory balance as of March 31, 2013 included components for current or future versions of products and instrumentation.

Our inventory balance as of March 31, 2013 and December 31, 2012 included approximately $100,000 of inventory relating to our hepatitis product, substantially all of which has a shelf life exceeding five years, for which we obtained “CE Marking” approval in the European Union during 2011 and which we have begun marketing in certain markets.

Inventory reserves were $797,000 and $816,000 as of March 31, 2013 and December 31, 2012, respectively.

GOODWILL AND OTHER INTANGIBLES

Goodwill is attributed to the acquisitions of ImmunoVision and Drew Scientific and represents the excess of the cost over the fair value of net assets acquired. We test goodwill for possible impairment on an annual basis and at any other time events occur or circumstances indicate that the carrying amount of goodwill may be impaired. The first step required in the impairment analysis consists of a comparison of the fair value of the reporting unit with its carrying amount, including the goodwill.

For the annual test of remaining goodwill at ImmunoVision, we determined fair value primarily based upon the income approach, which estimates the fair value based on the future discounted cash flows, rather than the market approach, which estimates the fair value based on market prices of comparable companies. We believe the income approach is more appropriate to determine the fair value at ImmunoVision and should therefore be more heavily weighted due to the fact that similar public companies comparable to ImmunoVision are difficult to identify and current market conditions are in a period of volatility with wide ranging multiples. Based upon this methodology, and utilizing significant assumptions in the income approach that included a forecasted cash flow period of five years, long-term annual growth rates of 3% for both years and a discount rate of 20% for both years, no impairment was recorded during the three months ended March 31, 2013 and 2012.

We review our long-lived assets for impairment, including intangible assets and fixed assets that are held and used in our operations, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such an event or change in circumstances occurs, then we will estimate the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related assets, then we will recognize an impairment loss. Assets to be disposed of are reclassified as assets held for sale at the lower of their carrying amount or fair value less costs to sell. Write-downs to fair value less disposal costs are reported as a part of loss from operations.

We do not believe that there were any events or changes in circumstances which indicate that the carrying amounts of our long-lived assets may not be recoverable as of March 31, 2013 and December 31, 2012, respectively.

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

INCOME TAXES

We have experienced net losses from our operations. In accordance with GAAP, we are required to record a valuation allowance against the deferred tax asset associated with these losses if it is “more likely than not” that we will not be able to utilize the net operating loss to offset future taxes. Due to the cumulative net losses from the operations of both our domestic and European operations, we have provided a full valuation allowance against our deferred tax assets as of March 31, 2013. Over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of our net operating loss carryforwards and other temporary differences. Upon reaching such a conclusion, and upon such time as we reverse the entire amount or a portion of the valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

Under Section 382 of the Internal Revenue Code, our ability to use our net operating loss carryforwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA Mannheim of the approximately 72.4% of the then outstanding shares of our common stock previously owned by the Debregeas-Kennedy Group. As a result of that acquisition, our ability to utilize net operating loss carryforwards to offset future taxable income is currently limited to approximately $827,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date. The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the September 1, 2010 ownership change, but may be further limited in the event of any future change in control or similar transaction. Our results for the three months ended March 31, 2013 and 2012 were not impacted by these limitations.

RECENTLY ISSUED ACCOUNTING STANDARDS

There were no recently issued accounting standards issued during the three months ended March 31, 2013 that were applicable to us.

CURRENCY FLUCTUATIONS

For the three months ended March 31, 2013 and 2012, approximately 15% and 33%, respectively, of our net revenues were generated in currencies other than the United States dollar. We expect that this percentage may increase in the future as a result of our efforts to increase our international presence, particularly in key markets in Europe, Asia and South America. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the relationship of the United States dollar against the Euro resulted in an increase of approximately $7,000 in net revenues for 2013 as compared to 2012. Our European subsidiary incurs most of its revenue and expenses in Euro, which, to some extent, serves as a natural hedge and limits the net currency exposure.

During the three months ended March 31, 2013 and 2012, none of our subsidiaries was domiciled in a highly inflationary environment and the impact of inflation and changing prices on our net revenues and on our loss from continuing operations was not material.

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

INCOME TAXES

Refer to Note 8, Income Taxes, to the condensed consolidated financial statements and the Income Taxes section of Critical Accounting Policies included in this Quarterly Report on Form 10-Q regarding income tax matters.

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

Item 4- Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, and due to the fact that there was a material weakness in our internal control over financial reporting as discussed in more detail in Part II Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2012, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the material weakness, our management, including our principal executive officer and principal financial officer, has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Remediation Plan

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6 – Exhibits

Exhibit Number	Description
31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Interim Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished, rather than filed, with this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ERBA Diagnostics, Inc.

Date: August 9, 2013	By:	/s/Prakash J. Patel
Prakash J. Patel,
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Interim Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished, rather than filed, with this Quarterly Report on Form 10-Q.

