Form 10-Q
period 2013-06-30
ERBA Diagnostics, Inc.
filed 2013-08-19
CIK 1095858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

43,658,221 shares of Common Stock, $.01 par value, outstanding as of August 16, 2013.

ERBA Diagnostics, Inc. and Subsidiaries

INDEX

			PAGE NO.
PART I - FINANCIAL INFORMATION

Item 1	-	Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012			1

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and six months ended June 30, 2013 and 2012			2

Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the six months ended June 30, 2013			3

Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2013 and 2012			4

Notes to Condensed Consolidated Financial Statements (unaudited)			5

Item 2	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4	-	Controls and Procedures	30

PART II - OTHER INFORMATION

Item 1	-	Legal Proceedings	31

Item 6	-	Exhibits	31

ERBA Diagnostics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,095,858	$4,125,818
Accounts receivable, net	6,802,259	6,369,165
Inventories, net	6,419,359	5,838,150
Other current assets	681,370	219,636
Total current assets	16,998,846	16,552,769

PROPERTY, PLANT AND EQUIPMENT:
Land	352,957	352,957
Buildings and improvements	3,149,582	3,068,607
Machinery and equipment	3,636,136	3,731,139
Furniture and fixtures	2,125,748	2,050,241
	9,264,423	9,202,944
Less accumulated depreciation	(7,719,951)	(7,605,984)
	1,544,472	1,596,960
OTHER ASSETS:
Intangible assets, net	1,645,284	1,812,048
Goodwill	3,494,619	3,494,619
Equipment on lease, net	562,123	585,321
Product license	282,936	282,936
Restricted deposits	183,317	148,040
Other assets	70,170	81,075
	6,238,449	6,404,039
Total assets	$24,781,767	$24,553,768

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,001,610	$3,064,516
Capital lease obligation, current	-	21,947
Deferred revenue	315,097	368,838
Revolving line of credit	1,489,661	822,635
Other accrued expenses	2,564,617	2,440,609
Total current liabilities	7,370,985	6,718,545

LONG-TERM LIABILITIES:
Deferred tax liabilities	538,468	509,365
Other long-term liabilities	932,045	993,980
Total long-term liabilities	1,470,513	1,503,345

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01, authorized 100,000,000 shares, issued and outstanding 43,658,221 as of June 30, 2013 and December 31, 2012	436,582	436,582
Additional paid-in capital	52,947,370	52,947,370
Accumulated deficit	(36,696,890)	(36,537,171)
Accumulated other comprehensive loss	(746,793)	(514,903)
Total shareholders’ equity	15,940,269	16,331,878
Total liabilities and shareholders’ equity	$24,781,767	$24,553,768

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ERBA Diagnostics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

Period Ended June 30,	Three months		Six months
	2013	2012	2013	2012
Net revenues	$6,889,259	$4,314,869	$13,597,366	$8,584,159
Cost of sales	3,446,659	2,110,415	7,107,592	4,257,366
Gross profit	3,442,600	2,204,454	6,489,774	4,326,793

Operating expenses:
Selling	1,378,709	992,734	2,682,190	1,979,627
General and administrative	1,595,480	1,105,355	2,928,224	2,164,742
Research and development	380,859	242,305	727,977	437,848
Total operating expenses	3,355,048	2,340,394	6,338,391	4,582,217

Income (loss) from operations	87,552	(135,940)	151,383	(255,424)

Other income (expense):
Interest income (expense)	(14,369)	(9,330)	(37,913)	(21,996)
Gain (loss) on foreign currency transactions	34,942	(188,870)	25,255	(103,194)
Acquisition and integration costs	-	-	(211,045)	-
Other income (expense), net	(9,092)	2,895	(34,705)	(1,417)
Total other income (expense)	11,481	(195,305)	(258,408)	(126,607)

Income (loss) before income taxes	99,033	(331,245)	(107,025)	(382,031)

Provision for income taxes	11,700	27,435	52,694	55,104

Net income (loss)	87,333	(358,680)	(159,719)	(437,135)
Other comprehensive loss foreign currency translation adjustments	(157,844)	(115,333)	(231,890)	(33,622)
Comprehensive loss	$(70,511)	$(474,013)	$(391,609)	$(470,757)

Net income (loss) per share-basic and diluted	$0.00	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:

Basic	43,658,221	34,892,653	43,658,221	34,642,103
Diluted	44,169,521	34,892,653	43,658,221	34,642,103

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ERBA Diagnostics, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

For the Six Months Ended June 30, 2013

(Unaudited)

					Accumulated	Total
	Common Stock		Additional	Accumulated	Other	Shareholders’
	Shares	Amount	Paid-in Capital	Deficit	Comprehensive Loss	Equity

Balances as of December 31, 2012	43,658,221	$436,582	$52,947,370	$(36,537,171)	$(514,903)	$16,331,878

Net (loss)	-	-	-	(159,719)	-	(159,719)

Foreign currency translation adjustment	-	-	-	-	(231,890)	(231,890)

Balances as of June 30, 2013	43,658,221	$436,582	$52,947,370	$(36,696,890)	$(746,793)	$15,940,269

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ERBA Diagnostics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2013 and 2012

	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(159,719)	$(437,135)
Adjustments to reconcile net (loss) to net cash (used in) operating activities-
Depreciation and amortization	265,754	453,895
Provision (reduction) for doubtful accounts receivable	45,625	(4,406)
(Reversal of) provision for inventory obsolescence	(6,011)	111,331
Amortization of intangible assets	151,770	39,631
Non-cash stock-based compensation		55,000
Deferred income tax provision	29,103	31,746
Changes in operating assets and liabilities:
Accounts receivable	(536,745)	150,557
Inventories	(597,237)	(48,130)
Other current assets	(536,833)	(194,625)
Other assets	-	8,201
Accounts payable and accrued expenses	(34,874)	(241,229)
Deferred revenue	(75,286)	-
Other long-term liabilities	(4,836)	(22,579)
Net cash (used in) operating activities	(1,459,289)	(97,743)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(91,266)	(103,714)
Acquisition of equipment on lease, net	(107,231)	(112,770)
Sale of equipment	-	10,197
Net cash (used in) investing activities	(198,497)	(206,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share offering	-	450,000
Proceeds from (payments under) revolving line of credit	753,698	(127,025)
Capital lease payments	(21,947)	(38,388)
Net cash provided by financing activities	731,751	284,587

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(103,925)	(4,499)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,029,960)	(23,942)

CASH AND CASH EQUIVALENTS, beginning of period	4,125,818	3,653,244

CASH AND CASH EQUIVALENTS, end of period	$3,095,858	$3,629,302

SUPPLEMENTAL DISCLOSURES:
Interest paid	$37,913	$21,996

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ERBA Diagnostics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(1) ORGANIZATION AND OPERATIONS:

General Information

The accompanying unaudited interim condensed consolidated financial statements of ERBA Diagnostics, Inc. (the “Company,” “ERBA Diagnostics,” “we,” “us” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments necessary to state fairly the results of operations, financial position, changes in stockholders’ equity and cash flows have been made. The results of operations, financial position, changes in stockholders’ equity and cash flows for the six months ended June 30, 2013 are not necessarily indicative of the results of operations, financial position, changes in stockholders’ equity and cash flows which may be reported for the remainder of 2013. The consolidated balance sheet as of December 31, 2012 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

(2) LIQUIDITY:

The Company incurred a net loss of approximately $160,000 during the six months ended June 30, 2013 and a net loss of approximately $437,000 during the six months ended June 30, 2012 and had cash used in operations of approximately $1,459,000 and approximately $98,000 for those respective periods.

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

There were no grants, exercises, or expirations of stock options during the six months ended June 30, 2013. As of June 30, 2013, there were stock options outstanding under the Company’s equity plan to purchase 1,120,870 shares of common stock at a weighted average exercise price of $1.28. There was no stock compensation expense recognized during the three and six months ended June 30, 2013. The Company recognized non-cash share based compensation expense of approximately $55,000 during both the three and six months ended June 30, 2012.

(4) CASH AND CASH EQUIVALENTS:

The Company considers certain short-term investments in money market accounts with original maturities of three months or less to be cash equivalents.

(5) INVENTORIES, NET:

Inventories, net consist of the following:

	June 30,	December 31,
	2013	2012

Raw materials	$2,580,062	$1,712,199
Work-in-process	812,285	664,880
Finished goods	3,027,012	3,461,071
Total inventories, net	$6,419,359	$5,838,150

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

During the fourth quarter of 2009, the Company determined that the carrying amount of the product license was in excess of its fair value and recorded a non-cash impairment charge to operations totaling $400,000, reducing the value of the product license to $282,936 as of December 31, 2009. Fair value was determined based upon the income approach, which estimates fair value based upon future discounted cash flows. Based upon this methodology, and utilizing significant assumptions in the income approach that included a forecasted cash flow period of five years and revenue and gross margin estimates beginning in 2012, estimated future cash flows generated by the technology granted by the product license was calculated using a discount rate of 23%, reflecting the Company’s best estimate of fair value. If further product approval delays beyond the product launch assumptions included in the Company’s discounted cash flow computations occur, then the Company may be required to record an additional impairment charge with respect to all or a portion of the remaining $282,936 intangible product license of hepatitis technology asset.

While the license is perpetual, the Company believes that the expected economic useful life of the license will be five years after the Company begins to utilize the licensed technology for its intended purpose. Amortization of the product license will begin following the initial sale of the hepatitis products manufactured by the Company.

(7) INCOME (LOSS) PER SHARE:

Basic income (loss) per share excludes any dilution. It is based upon the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. During the three and six months ended June 30, 2013, 15,342,904 and 15,854,204 shares of common stock, respectively, underlying stock options and warrants were not included in computing diluted earnings per share because their effects would be anti-dilutive.

(8) INCOME TAXES:

The provision for income taxes consists of the following for the three months and six months ended June 30, 2013 and 2012:

Period Ended June 30,	Three months		Six months
	2013	2012	2013	2012
Current:
Domestic	$-	$-	$-	$-
Foreign	$(15,667)	$(11,562)	(23,591)	$(23,358)
Deferred:
Domestic	$3,967	$(15,873)	$(29,103)	$(31,746)
Foreign	$-	$-	$-	$-
Total (provision)/benefit for income taxes	$(11,700)	$(27,435)	$(52,694)	$(55,104)

The Company is susceptible to large fluctuations in its effective tax rate and has thereby recognized income tax expense on a discrete pro-rata basis for the six months ended June 30, 2013 and 2012. In addition, no current domestic income tax provision was recorded during the same periods, due to the increase in the valuation allowance to offset the benefit of domestic losses of approximately $291,000 and $123,000, respectively. The foreign current income tax provisions for the six months ended June 30, 2013 and 2012 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

As of June 30, 2013 and December 31, 2012, the Company has established a full valuation allowance on both its domestic and foreign net deferred tax assets, which are primarily comprised of net operating loss carryforwards. Due to the cumulative net losses from the operations of both domestic and foreign operations, the Company had no net deferred tax asset as of June 30, 2013 or December 31, 2012. As of June 30, 2013 and December 31, 2012, the Company had net deferred tax liabilities relating to tax deductible goodwill of $538,468 and $509,365, respectively, and recorded corresponding deferred tax provisions/(benefits) of $3,967 and $29,103, respectively, during each of the three and six months ended June 30, 2013 and 2012. Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause the provision for income taxes to vary significantly from period to period.

Domestic net operating losses generated by the Company total $18,000,000 as of December 31, 2012 and are subject to any applicable limitations as described below. The net operating losses included in the domestic net deferred tax asset will begin to expire in 2022. Under Section 382 of the Internal Revenue Code, the Company’s use of its net operating loss carryforwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA Mannheim of the approximately 72.33% of the then outstanding shares of the Company’s common stock previously owned by the Debregeas-Kennedy Group. As a result of that acquisition, the Company’s ability to utilize net operating loss carryforwards to offset any future taxable income is currently limited to approximately $827,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date. The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the ownership change. The limitations of these net operating loss carryforwards did not impact the Company’s results for the six months ended June 30, 2013 or 2012.

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

In conjunction with the above referenced matter, the Company has been requested to provide the separate entity federal and Arkansas state corporate income tax returns for the tax years ended December 31, 2001 through December 31,  2011.  The Company is working with certain third party service providers and software vendors to capture any information that the Company can not presently locate.  The Company believes that it will be able to make a complete submission no later than August 31, 2013 and that any resulting delinquencies from either unpaid income taxes, penalties or any interest thereon, will not materially impact financial statement presentation as of June 30, 2013.

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

A substantial portion of the Company’s accounts receivable and revenues are derived from Delta Biologicals, S.r.l., the Company’s subsidiary located in Italy (“Delta Biologicals”), and its operations may be affected by the recent fiscal and debt crisis the Italian government is facing. As of June 30, 2013 and December 31, 2012, Delta Biologicals’ gross accounts receivable, primarily due from Italian companies, were approximately $4,335,000 and $4,394,000, respectively. Amounts due from hospitals and laboratories controlled by the Italian government as of June 30, 2013 and December 31, 2012 were approximately $1,865,000 and $1,719,000, respectively, which accounted for approximately 27% and 27%, respectively, of the Company’s consolidated net accounts receivable. Delta Biologicals recognized revenues during the six months ended June 30, 2013 and 2012 in the amount of approximately $2,260,000 and $2,870,000, respectively, which represented approximately 17% and 33%, respectively, of the Company’s consolidated net revenues.

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

(10) SEGMENT INFORMATION:

The Company’s management reviews financial information, allocates resources and manages its business by geographic region. The domestic region, which includes corporate expenditures, contains the Company’s subsidiaries in the United States, including from and after the acquisition date of October 3, 2012, Drew Scientific and its subsidiaries. The European region contains Delta Biologicals and, from and after the acquisition date of October 3, 2012, Drew Scientific Limited Co. The information provided is based on internal reports and was developed and utilized by management to track trends and changes in the results of the regions. The information, including the allocations of expense and overhead, was calculated based on a management approach and may not reflect the actual economic costs, contributions or results of operations of the regions as stand-alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the regions might differ but the relative trends would, in management's view, likely not be materially impacted. The table below sets forth net revenues, loss from operations, total assets and goodwill by region for the three and six months ended June 30, 2013 and 2012:

Three Months Ended	Domestic	European	Eliminations	Total

June 30, 2013:
External net sales	$5,604,802	$1,284,457	$-	$6,889,259
Intercompany sales	148,631	1,898	(150,529)	-
Net revenue	$5,753,433	$1,286,355	$(150,529)	$6,889,259

Income (loss) from operations	$135,426	$(47,874)	$-	$87,552

June 30, 2012:
External net sales	$2,855,497	$1,459,372	$-	$4,314,869
Intercompany sales	168,789	68,661	(237,450)	-
Net revenue	$3,024,286	$1,528,033	$(237,450)	$4,314,869

Income (loss) from operations	$(142,967)	$7,027	$-	$(135,940)

Six Months Ended	Domestic	European	Eliminations	Total

June 30, 2013:
External net sales	$11,337,657	$2,259,709	$-	$13,597,366
Intercompany sales	236,289	13,454	(249,743)	-
Net revenue	$11,573,946	$2,273,163	$(249,743)	$13,597,366

Income (loss) from operations	$502,380	$(350,997)	$-	$151,383

Assets	$39,677,380	$5,564,612	$(20,460,225)	$24,781,767
Goodwill	$3,494,619	$-	$-	$3,494,619

June 30, 2012:
External net sales	$5,714,059	$2,870,100	$-	$8,584,159
Intercompany sales	308,201	88,087	(396,288)	-
Net revenue	$6,022,260	$2,958,187	$(396,288)	$8,584,159

Income (loss) from operations	$(296,513)	$41,089	$-	$(255,424)

Assets	$10,571,631	$6,272,021	$-	$16,843,642
Goodwill	$870,290	$-	$-	$870,290

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

(12) RELATED PARTY TRANSACTIONS:

Certain Relationships and Related Transactions

During the three and six months ended June 30, 2013, the Company sold products to Transasia and a subsidiary of ERBA Mannheim for a total amount of Euro 20,000 and 35,000, respectively, equivalent to approximately $26,000 and $46,000, respectively. During the three and six months ended June 30, 2012, the comparable sale amounts aggregated Euro 236,000 and 251,000, respectively, equivalent to approximately $309,000 and $323,000, respectively.

In the fourth quarter of 2011, Delta Biologicals entered into a contract research and development agreement with ERBA Mannheim, as amended, for a total of Euro 754,700, pursuant to which ERBA Mannheim has agreed to pay the subsidiary a total amount of Euro 133,000, equivalent to approximately $186,000, during the fourth quarter of 2011 and an additional Euro 621,700, equivalent to approximately $799,000, during the year ended December 31, 2012 for the results of certain research and development. For the three and six months ended June 30, 2012, contract research and development revenue under this agreement approximated Euro 158,000 (equivalent to approximately $206,000) and Euro 270,000 (equivalent to approximately $338,000), respectively. No revenues were recognized for the six months ended June 30, 2013 in connection with this agreement.

The Company had total net accounts receivable from ERBA Mannheim and Transasia of approximately $35,000 and $644,000 as of June 30, 2013 and December 31, 2012, respectively, related to the above transactions. As of June 30, 2013 and December 31, 2012, the Company had a net payable of $16,548 and a net receivable of $65,441, respectively, for the reimbursement of various expenditures on behalf of ERBA Mannheim; both of these amounts are included in other current assets in the accompanying consolidated balance sheet.

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

On July 24, 2013, JAS Diagnostics and Erba Diagnostics France mutually terminated the agreement above and Erba Diagnostics France has agreed to refund to JAS Diagnostics all amounts paid under the agreement within 90 days. The Company incurred total research and development cost in amount of approximately $477,000 from the inception of the agreement through June 30, 2013 which will be reimbursed by Erba Diagnostics France and has been included in other current assets in the accompanying condensed consolidated balance sheet as of June 30, 2013. See Note 14 – “Subsequent Event” for further discussion.

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

On April 16, 2012, ERBA Mannheim exercised, in part, the Warrant by paying an aggregate exercise price of $450,000 and, in connection therewith, the Company issued to ERBA Mannheim 600,000 shares of the Company’s common stock. A total of 19,400,000 warrants remain unexercised as of June 30, 2013. As of June 30, 2013, the Warrant was exercisable for 14,733,334 shares of the Company’s common stock.

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

Other Transactions

During the three and six months ended June 30, 2013 and 2012, ImmunoVision paid $6,000 and $12,000, respectively, to John B. Harley, M.D., Ph.D., a member of the Board of Directors, under that certain oral consulting agreement between Dr. Harley and ImmunoVision pursuant to which Dr. Harley is paid $2,000 per month in consideration for his provision of technical guidance and business assistance to the subsidiary on an as-needed basis.

Pursuant to a license agreement between the Company and Dr. Harley, he has granted an exclusive worldwide license to the Company for certain patents, rights and technology relating to monoclonal antibodies against autoimmune RNA proteins developed by him in exchange for specified royalty payments, including an annual minimum royalty of $10,000 for each licensed product utilized by the Company. For the three and six months ended June 30, 2013 and 2012, the Company has expensed $2,500 and $5,000, respectively, under such agreement.

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

As of June 30, 2013, $1,489,661 was outstanding under the New Line of Credit.

(14) SUBSEQUENT EVENT:

Cancellation of Research and Development Outsourcing Agreement

In December 2012, JAS Diagnostics entered into a Research and Development Outsourcing Agreement with Erba Diagnostics France, as more fully discussed in Note 12 – “Related Party Transactions.” On July 24, 2013, JAS Diagnostics and Erba Diagnostics France mutually terminated the agreement and Erba Diagnostics France has agreed to refund to JAS Diagnostics all amounts paid under the agreement within 90 days. The Company incurred research and development cost in amount of $191,000 and $477,000 from the inception of the agreement in the three and six months ended June 30, 2013, respectively, which will be reimbursed by Erba Diagnostics France and has been included in other current assets in the accompanying consolidated balance sheet.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO SIX MONTHS ENDED JUNE 30, 2012

OVERVIEW

Net loss totaled approximately $160,000 for the six months ended June 30, 2013 compared to a net loss of approximately $437,000 for the six months ended June 30, 2012. Operating income was approximately $151,000 for 2013 compared to an operating loss of $255,000 for 2012. The operating income in 2013 compared to the operating loss in 2012 resulted primarily from the operating income of $791,000 for Drew Scientific for 2013, offset by a decrease from operating income in 2012 to a loss in 2013 in our European operations of $351,000. The decrease in net loss in 2013 compared to 2012 resulted primarily from improved operating results, mentioned above, offset by acquisition and integration expenses of $211,000 in 2013.

Net revenues increased by approximately $5,013,000 to $13,597,000 in 2013 from $8,584,000 in 2012. This net increase was attributed to the net revenues of $6,518,000 for Drew Scientific for 2013 offset by other factors from recurring operations resulting in a decrease of $1,505,000. This decrease of $1,505,000 consisted of a decrease in net revenues from legacy domestic operations of $894,000, to $4,820,000 in 2013 from $5,714,000 in 2012, and a decrease in net revenues from European operations of $610,000, including the effect of exchange rate fluctuations of the United States dollar relative to the Euro, to $2,260,000 in 2013 from $2,870,000 in 2012.

Gross profit increased by $2,163,000 to $6,490,000 in 2013 from $4,327,000 in 2012. This net increase was attributed to the gross profit of $2,706,000 for Drew Scientific for 2013 offset by other factors from recurring operations resulting in a decrease of $543,000. This decrease of $543,000 from recurring operations was primarily the result of lower domestic and European revenues.

Total operating expenses increased by $1,755,000 to $6,338,000 in 2013 from $4,583,000 in 2012. This increase was primarily attributed to the expenses of $1,913,000 for Drew Scientific for 2013. This increase of $1,755,000 was a result of increases in all three expense categories. Comparing 2013 to 2012, selling expenses increased by $704,000 general and administrative expenses increased by $763,000 and research and development expenses increased by $290,000.

NET REVENUES AND GROSS PROFIT

The following table presents comparative net revenues and gross profit for our operations, including the operations of Drew Scientific (net revenues of $6,518,000, cost of sales of $3,812,000 and gross profit of $2,706,000 for the six months ended June 30, 2013), for the six-month periods ended June 30, 2013 and 2012.

			Increase
	2013	2012	(Decrease)
Net Revenues:
Domestic	$11,338,000	$5,714,000	$5,624,000
European	2,260,000	2,870,000	(610,000)
Total	13,598,000	8,584,000	5,014,000

Cost of Sales	7,108,000	4,257,000	2,851,000

Gross Profit	$6,490,000	$4,327,000	$2,163,000
% of Total	47.7%	50.4%

The net increase in revenues for 2013 compared to 2012 was attributed to the post-acquisition net revenues of $6,518,000 for Drew Scientific, a decrease of $894,000 in net revenues from our legacy domestic operations and a decrease of $610,000 in net revenues from European operations. Exchange rate differences resulting from the strength or weakness of the United States dollar against the Euro resulted in an increase of approximately $198,000 in net revenues in 2013 as compared to 2012, as further discussed in “Currency Fluctuations” below. As measured in Euros, net revenues from European operations in 2013 decreased by Euro 549,000, or 24.0%, as compared to 2012. The decrease in net revenues from European operations (as measured by the Euro) was mainly due to contract research and development revenue partially offset by the declines in reagent sales in Italy and other international markets. The decrease in net revenues from legacy domestic operations of $894,000, or 15.6%, was principally due to a decline in sales to international customers of approximately $100,000, principally in Latin America and Japan, a decrease in reagent sales of approximately $564,000, and a decrease in equipment sales of $172,000.

The net increase in gross profit of approximately $2,163,000 for 2013 compared to 2012 was attributed to the gross profit of $2,706,000 for Drew Scientific for 2013 offset by a decrease in gross profit of $543,000 for our legacy operations. Gross profit as a percentage of net revenues decreased from 50.4% in 2012 to 47.7% in 2013, resulting principally from the lower gross profit percentage of 41.5% for the operations of Drew Scientific.

OPERATING EXPENSES

The following table presents comparative operating expenses for us, including the amounts for Drew Scientific of $1,913,000 (selling expenses of $1,123,000, general and administrative expenses of $751,000 and research and development expenses of $39,000 for the six months ended June 30, 2013), for the six-month periods ended June 30, 2013 and 2012. The percentages in the table below are based on the total net revenues in the above table.

	2013	% of Revenue	2012	% of Revenue	Increase

Selling	$2,682,000	19.7%	$1,980,000	23.1%	$702,000

General and Administrative	2,928,000	21.5%	2,165,000	25.2%	763,000

Research and Development	728,000	5.4%	438,000	5.1%	290,000

Total Operating Expenses	$6,338,000	46.6%	$4,583,000	53.4%	$1.755,000

The increase in total operating expenses from $4,583,000 in 2012 to $6,338,000 in 2013 was primarily attributed to the expenses of $1,913,000 for Drew Scientific for 2013, due to the factors noted below.

The net increase of $702,000 in selling expenses in 2013 compared to 2012 was due to the amounts for Drew Scientific for 2013 of $1,123,000 and a decrease of $421,000 in our recurring operations. This decrease was due principally to open sales positions in the United States and, in Italy, reduction in workforce and lower commissions from lower sales in various commissionable categories.

The net increase of $763,000 in general and administrative expenses for 2013 compared to 2012 was primarily due to the amounts for Drew Scientific for 2013 of $751,000.

The net increase of $290,000 in research and development expenses for 2013 compared to 2012 was due the increase of $243,000 in our recurring operations. This increase was due principally to the research and development agreement of our European operations as further discussed in Note 12 – “Related Party Transactions.”

Income from operations totaled $151,000 in 2013 as compared to an operating loss of $255,000 in 2012. Income from operations in 2013 was composed of operating income of $793,000 for Drew Scientific, an operating loss of $291,000 from the legacy domestic operations and an operating loss of $351,000 from our European operations. Loss from operations in 2012 was composed of a $297,000 loss from domestic operations and income of $41,000 from European operations. Our domestic operations include corporate expenditures, including costs required to maintain our status as a public company.

OTHER INCOME (EXPENSE), NET

Other income (expense) totaled an other expense, net of $258,000 in 2013 as compared to an other income, net of $127,000 in 2012. The decrease in other income to loss from 2012 to 2013 was primarily the result of acquisition and integration costs of $211,000 incurred in 2013.

INCOME TAX PROVISION

We recorded recurring income tax provisions of $53,000 for 2013 and $55,000 for 2012. The current portion of our tax benefit and provisions, respectively, in both years relates to Italian local income taxes based upon applicable statutory rates effective in Italy. The deferred tax provisions in these years relate to domestic tax deductible goodwill. No current tax benefit was recorded during the two years on our losses because we had a full valuation allowance against the net deferred income tax assets.

See also Note 8, Income Taxes, to the condensed consolidated financial statements regarding other tax matters.

NET LOSS

We generated a consolidated net loss of $160,000 in 2013 (including the net income of $713,000 for Drew Scientific) as compared to a net loss of $437,000 in 2012. Basic and diluted net loss per common share was $0.01 in 2013 as compared to $0.01 in 2012. The net loss for both years resulted from the various factors discussed above.

THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THREE MONTHS ENDED JUNE 30, 2012

OVERVIEW

Net income totaled $87,000 for the three months ended June 30, 2013 compared to a net loss of $359,000 for the three months ended June 30, 2012. Operating income was $88,000 for 2013 compared to an operating loss of $136,000 for 2012. The decrease in operating loss in 2013 compared to 2012 resulted primarily from the operating income of $300,000 for Drew Scientific for 2013, offset by a decrease from operating income to loss in our European operations of $48,000. The change to net income in 2013 compared to net loss in 2012 resulted primarily from the net income of Drew Scientific of $265,000 for 2013, offset by a decrease from net income to net loss in our European operations of $63,000.

Net revenues increased by $2,574,000 to $6,889,000 in 2013 from $4,315,000 in 2012. This net increase was attributed to the net revenues of $3,046,000 for Drew Scientific for 2013 offset by other factors from recurring operations resulting in a decrease of $472,000. This decrease of $472,000 consisted of a decrease in net revenues from legacy domestic operations of $297,000, to $2,559,000 in 2013 from $2,856,000 in 2012, and a decrease in net revenues from European operations of $175,000, including the effect of exchange rate fluctuations of the United States dollar relative to the Euro, to $1,284,000 in 2013 from $1,459,000 in 2012.

Gross profit increased by $1,238,000 to $3,443,000 in 2013 from $2,205,000 in 2012. This net increase was attributed to the gross profit of $1,354,000 for Drew Scientific for 2013 offset by other factors from recurring operations resulting in a decrease of $116,000. This decrease of $116,000 from recurring operations was primarily the result of lower domestic and European revenues.

Total operating expenses increased by $1,015,000 to $3,355,000 in 2013 from $2,340,000 in 2012. This increase was primarily attributed to the expenses of $1,053,000 for Drew Scientific for 2013. This increase of $1,015,000 was a result of increases in all three expense categories. Comparing 2013 to 2012, selling expenses increased by $386,000, general and administrative expenses increased by $490,000 and research and development expenses increased by $139,000.

NET REVENUES AND GROSS PROFIT

The following table presents comparative net revenues and gross profit for our operations, including the operations of Drew Scientific (net revenues of $3,046,000, cost of sales of $1,691,000 and gross profit of $1,354,000 for the threee months ended June 30, 2013), for the three-month periods ended June 30, 2013 and 2012.

			Increase
	2013	2012	(Decrease)
Net Revenues:
Domestic	$5,605,000	$2,856,000	$2,749,000
European	1,284,000	1,459,000	(175,000)
Total	6,889,000	4,315,000	2,574,000

Cost of Sales	3,447,000	2,110,000	1,337,000

Gross Profit	$3,442,000	$2,205,000	$1,237,000
% of Total	50.0%	51.1%

The net increase in revenues for 2013 compared to 2012 was attributed to the post-acquisition net revenues of $3,046,000 for Drew Scientific, a decrease of $297,000 in net revenues from our legacy domestic operations and a decrease of $175,000 in net revenues from European operations. Exchange rate differences resulting from the strength or weakness of the United States dollar against the Euro resulted in an decrease of approximately $131,000 in net revenues in 2013 as compared to 2012, as further discussed in “Currency Fluctuations” below. As measured in Euros, net revenues from European operations in 2013 decreased by Euro 617,000, or 39.1%, as compared to 2012. The decrease in net revenues from European operations (as measured by the Euro) was mainly due to contract research and development revenue partially offset by the declines in reagent sales in Italy and other international markets. The decrease in net revenues from legacy domestic operations of $297,000, or 11.5%, was principally due to a decrease in the reagent sales of approximately $228,000, and a decrease in equipment sales of $63,000.

The net increase in gross profit of approximately $1,237,000 for 2013 compared to 2012 was attributed to the gross profit of $1,354,000 for Drew Scientific for 2013 offset by a decrease in gross profit of $117,000 for our legacy operations. Gross profit as a percentage of net revenues decreased from 51.1% in 2012 to 50.0% in 2013, resulting principally from the lower gross profit percentage of 44.5% for the operations of Drew Scientific.

OPERATING EXPENSES

The following table presents comparative operating expenses for us, including the amounts for Drew Scientific of $1,054,000 (selling expenses of $587,000, general and administrative expenses of $420,000 and research and development expenses of $47,000 for the three months ended June 30, 2013), for the three-month periods ended June 30, 2013 and 2012. The percentages in the table below are based on the total net revenues in the above table.

	2013	% of Revenue	2012	% of Revenue	Increase

Selling	$1,379,000	20.0%	$993,000	23.0%	$386,000

General and Administrative	1,595,000	23.2%	1,105,000	25.6%	490,000

Research and Development	381,000	5.5%	242,000	5.6%	139,000

Total Operating Expenses	$3,355,000	48.7%	$2,340,000	54.2%	$1,015,000

The increase in total operating expenses from $2,340,000 in 2012 to $3,355,000 in 2013 was primarily attributed to the expenses of $1,054,000 for Drew Scientific for 2013, due to the factors noted below.

The net increase of $386,000 in selling expenses in 2013 compared to 2012 was due to the amounts for Drew Scientific for 2013 of $587,000 and a decrease of $201,000 in our recurring operations. This decrease was due principally to open sales positions in the United States and, in Italy, reduction in workforce and lower commissions from lower sales in various commissionable categories.

The net increase of $490,000 in general and administrative expenses for 2013 compared to 2012 was due to the amounts for Drew Scientific for 2013 of $420,000, as well as an increase of $70,000 in our recurring domestic operations.

The net increase of $139,000 in research and development expenses for 2013 compared to 2012 was due the increase of $98,000 in our recurring operations. This increase was due principally to the research and development agreement of our European operations as further discussed in Note 12 – “Related Party Transactions.”

Income from operations totaled $88,000 in 2013 as compared to an operating loss of $136,000 in 2012. Income from operations in 2013 was composed of operating income of $300,000 for Drew Scientific, an operating loss of $164,000 from the legacy domestic operations and an operating loss of $48,000 from our European operations. Loss from operations in 2012 was composed of a $143,000 loss from domestic operations and income of $7,000 from European operations. Our domestic operations include corporate expenditures, including costs required to maintain our status as a public company.

OTHER INCOME (EXPENSE), NET

Other income (expense) totaled an other income, net of $11,000 in 2013 as compared to an other expense, net of $195,000 in 2012. Amounts included in other income (expense), net in the 2013 and 2012 periods were primarily net foreign currency gains and losses, resulting from deposits held in Euros and transactions of our Italian subsidiary which were denominated in currencies other than its functional currency.

INCOME TAX PROVISION

We recorded recurring income tax provisions of $12,000 for 2013 and $27,000 for 2012. The current portion of our tax benefit and provisions, respectively, in both years relates to Italian local income taxes based upon applicable statutory rates effective in Italy. The deferred tax provisions in these years relate to domestic tax deductible goodwill. No current tax benefit was recorded during the two years on our losses because we had a full valuation allowance against the net deferred income tax assets.

See also Note 8, Income Taxes, to the condensed consolidated financial statements regarding other tax matters.

NET INCOME (LOSS)

We generated a consolidated net income of $87,000 in 2013 (including the net income of $266,000 for Drew Scientific) as compared to a net loss of $359,000 in 2012. Basic and diluted net income per common share was $0.00 in 2013 as compared to net loss of $0.01 in 2012. The net income for 2013 and the net loss for 2012 resulted from the various factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013, our working capital was $9,628,000 compared to $9,834,000 at December 31, 2012. Cash and cash equivalents totaled $3,096,000 at June 30, 2013 and $4,126,000 at December 31, 2012.

Operating activities

Net cash flows of $1,459,000 were used in operating activities during the six months ended June 30, 2013 as compared to $98,000 that was used in operating activities during the six months ended June 30, 2012.

Cash used in operating activities during 2013 was primarily the result of changes in operating assets and liabilities of $1,786,000, partially offset by non-cash items of $486,000. Cash provided by changes in operating assets and liabilities was due to changes in accounts receivable, inventories, other assets, accounts payable and accrued expenses and other long-term liabilities.

Cash used in operating activities of $98,000 during 2012 was the result of the net loss of $437,000 and changes in operating assets and liabilities of $348,000, partially offset by non-cash items of $687,000. The non-cash items include principally depreciation and amortization, reduction in the provision for doubtful accounts receivable, amortization of other assets and deferred income taxes. Cash provided by changes in operating assets and liabilities was due to changes in accounts receivable, inventories, other assets, accounts payable and accrued expenses and other long-term liabilities.

Investing activities

Net cash of $198,000 and $206,000 was used in investing activities during 2013 and 2012, respectively. The cash flows relating to investing activities in 2013 were primarily for capital expenditures of $91,000 and acquisition of equipment on lease of approximately $107,000. The cash flows relating to investing activities in 2012 were for capital expenditures of $104,000 and acquisition of equipment on lease of $113,000, offset by cash released from restricted deposits of $10,000.

Financing activities

Net cash of $732,000 and $285,000 was used in financing activities during 2013 and 2012, respectively.

Financing activities during 2013 reflect net proceeds of $754,000 under the revolving line of credit and capital lease payments of $22,000.

Financing activities during 2012 reflect proceeds of $450,000 from ERBA Mannheim’s partial exercise of the Warrant, net payments of $127,000 under the revolving line of credit and capital lease payments of $38,000.

Other matters

Liquidity is expected to be sufficient through the end of 2013 from the combination of the existing cash and cash equivalents at June 30, 2013, and the investment that ERBA Mannheim has agreed to make under the Stock Purchase Agreement, including the Warrant, as described throughout this Quarterly Report on Form 10-Q.

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

Our product research and development expenditures were $728,000 during 2013 and $438,000 for 2012. In the fourth quarter of 2011, Delta Biologicals entered into a contract research and development agreement, as amended, with ERBA Mannheim for a total of Euro 754,700 (equivalent to approximately $1,003,000). A total of Euro 270,000 (equivalent to approximately $351,000) was invoiced under the contract during the six months ended June 30, 2012. Actual expenditures will depend upon, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. There can be no assurance that these expenditures will result in the development of new products or product enhancements, which we will successfully complete products under development, that we will obtain regulatory approval or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We grant credit without collateral to our customers based on our evaluation of a particular customer’s credit worthiness. In addition, allowances for doubtful accounts are maintained, particularly in Italy where payment cycles are longer than in the United States and in some instances may take in excess of a year to collect, for potential credit losses based on the age of the accounts receivable and the results of our periodic credit evaluations of our customers’ financial condition. We maintain allowances for doubtful accounts, particularly in Italy for the operations of our European subsidiary, for estimated losses based on historical loss percentages resulting from the inability of our customers to make required payments. In the second quarter of 2013, we re-evaluated the formula used to determine the allowance for doubtful accounts, resulting in no change in the allowance.

INVENTORY

We regularly review inventory quantities on hand, which include components for current or future versions of products and instrumentation. If necessary, we record a provision for excess and obsolete inventory based primarily on our estimates of component obsolescence, product demand and production requirements, as well as based upon the status of a product within the regulatory approval process. In accordance with our inventory accounting policy, our inventory balance as of June 30, 2013 included components for current or future versions of products and instrumentation.

Our inventory balance as of June 30, 2013 and December 31, 2012 included approximately $100,000 of inventory relating to our hepatitis product, substantially all of which has a shelf life exceeding five years, for which we obtained “CE Marking” approval in the European Union during 2011 and which we have begun marketing in certain markets.

Inventory reserves were $657,000 and $816,000 as of June 30, 2013 and December 31, 2012, respectively.

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

For the annual test of remaining goodwill at ImmunoVision, we determined fair value primarily based upon the income approach, which estimates the fair value based on the future discounted cash flows, rather than the market approach, which estimates the fair value based on market prices of comparable companies. We believe the income approach is more appropriate to determine the fair value at ImmunoVision and should therefore be more heavily weighted due to the fact that similar public companies comparable to ImmunoVision are difficult to identify and current market conditions are in a period of volatility with wide ranging multiples. Based upon this methodology, and utilizing significant assumptions in the income approach that included a forecasted cash flow period of five years, long-term annual growth rates of 3% for both years and a discount rate of 20% for both years, no impairment was recorded during the six months ended June 30, 2013 and 2012.

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

We do not believe that there were any events or changes in circumstances which indicate that the carrying amounts of our long-lived assets may not be recoverable as of June 30, 2013 and December 31, 2012, respectively.

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

INCOME TAXES

We have experienced net losses from our operations. In accordance with GAAP, we are required to record a valuation allowance against the deferred tax asset associated with these losses if it is “more likely than not” that we will not be able to utilize the net operating loss to offset future taxes. Due to the cumulative net losses from the operations of both our domestic and European operations, we have provided a full valuation allowance against our deferred tax assets as of June 30, 2013. Over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of our net operating loss carryforwards and other temporary differences. Upon reaching such a conclusion, and upon such time as we reverse the entire amount or a portion of the valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

Under Section 382 of the Internal Revenue Code, our ability to use our net operating loss carryforwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA Mannheim of the approximately 72.4% of the then outstanding shares of our common stock previously owned by the Debregeas-Kennedy Group. As a result of that acquisition, our ability to utilize net operating loss carryforwards to offset future taxable income is currently limited to approximately $827,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date. The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the September 1, 2010 ownership change, but may be further limited in the event of any future change in control or similar transaction. Our results for the six months ended June 30, 2013 and 2012 were not impacted by these limitations.

RECENTLY ISSUED ACCOUNTING STANDARDS

There were no recently issued accounting standards issued during the six months ended June 30, 2013 that were applicable to us.

CURRENCY FLUCTUATIONS

For the six months ended June 30, 2013 and 2012, approximately 17% and 33%, respectively, of our net revenues were generated in currencies other than the United States dollar. We expect that this percentage may increase in the future as a result of our efforts to increase our international presence, particularly in key markets in Europe, Asia and South America. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the relationship of the United States dollar against the Euro resulted in an increase of approximately $198,000 in net revenues for 2013 as compared to 2012. Our European subsidiary incurs most of its revenue and expenses in Euro, which, to some extent, serves as a natural hedge and limits the net currency exposure.

During the six months ended June 30, 2013 and 2012, none of our subsidiaries was domiciled in a highly inflationary environment and the impact of inflation and changing prices on our net revenues and on our loss from continuing operations was not material.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ERBA Diagnostics, Inc.

Date: August 19, 2013	By:	/s/ Prakash J. Patel
Prakash J. Patel,
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Interim Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished, rather than filed, with this Quarterly Report on Form 10-Q.

