Form 10-Q
period 2013-09-30
ERBA Diagnostics, Inc.
filed 2013-11-12
CIK 1095858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

43,658,221 shares of Common Stock, $.01 par value, outstanding as of November 5, 2013.

ERBA Diagnostics, Inc. and Subsidiaries
INDEX

PAGE NO.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	1

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2013 and 2012	2

Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the nine months ended September 30, 2013	3

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2013 and 2012	4

Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4 - Controls and Procedures	31

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	32

Item 6 - Exhibits	32

ERBA Diagnostics, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,270,017	$4,125,818
Accounts receivable, net	7,147,031	6,369,165
Inventories, net	6,702,313	5,838,150
Other current assets	869,665	219,636
Total current assets	17,989,026	16,552,769

PROPERTY, PLANT AND EQUIPMENT:
Land	352,957	352,957
Buildings and improvements	3,128,230	3,068,607
Machinery and equipment	3,694,202	3,731,139
Furniture and fixtures	2,201,489	2,050,241
	9,376,878	9,202,944
Less: accumulated depreciation	(7,862,969)	(7,605,984)
	1,513,909	1,596,960
OTHER ASSETS:
Intangible assets, net	1,561,902	1,812,048
Goodwill	3,494,619	3,494,619
Equipment on lease, net	536,121	585,321
Product license	282,936	282,936
Restricted deposits	194,828	148,040
Other assets	70,870	81,075
	6,141,276	6,404,039
Total assets	$25,644,211	$24,553,768

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,791,682	$3,064,516
Capital lease obligation, current	-	21,947
Deferred revenue	268,199	368,838
Revolving line of credit	1,839,661	822,635
Other accrued expenses	2,571,026	2,440,609
Total current liabilities	7,470,568	6,718,545

LONG-TERM LIABILITIES:
Deferred tax liabilities	560,956	509,365
Other long-term liabilities	988,424	993,980
Total long-term liabilities	1,549,380	1,503,345

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01, authorized 100,000,000 shares, issued and outstanding 43,658,221 as of September 30, 2013 and December 31, 2012	436,582	436,582
Additional paid-in capital	53,081,370	52,947,370
Accumulated deficit	(36,567,661)	(36,537,171)
Accumulated other comprehensive loss	(326,028)	(514,903)
Total shareholders’ equity	16,624,263	16,331,878
Total liabilities and shareholders’ equity	$25,644,211	$24,553,768

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ERBA Diagnostics, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

Period Ended September 30,	Three months		Nine months
	2013	2012	2013	2012
Net revenues	$6,940,713	$3,788,821	$20,538,079	$12,372,980
Cost of sales	3,925,819	1,726,815	11,033,411	5,984,181
Gross profit	3,014,894	2,062,006	9,504,668	6,388,799

Operating expenses:
Selling and marketing	1,327,460	1,042,469	4,009,650	3,022,096
General and administrative	1,403,495	866,284	4,331,719	3,031,027
Research and development	205,398	195,493	933,375	633,340
Total operating expenses	2,936,353	2,104,246	9,274,744	6,686,463

Income (loss) from operations	78,541	(42,240)	229,924	(297,664)

Other income (expense):
Interest (expense)	(29,264)	(8,702)	(67,177)	(30,698)
Gain (loss) on foreign currency transactions	112,909	65,072	138,164	(38,122)
Acquisition and integration expenses	—	(84,699)	(211,045)	(84,699)
Other (expense), net	(5,663)	(6,539)	(40,368)	(7,956)
Total other income (expense), net	77,982	(34,868)	(180,426)	(161,475)

Income (loss) before income taxes	156,523	(77,108)	49,498	(459,139)

Provision for income taxes	27,294	19,508	79,988	74,612

Net income (loss)	129,229	(96,616)	(30,490)	(533,751)
Other comprehensive income (loss) foreign currency translation adjustments	420,765	(147,808)	188,875	(181,430)
Comprehensive income (loss)	$549,994	$(244,424)	$158,385	$(715,181)

Net income (loss) per share-basic and diluted	$0.00	$(0.01)	$0.00	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:

Basic	43,658,221	34,991,554	43,658,221	34,759,437
Diluted	46,937,852	34,991,554	43,658,221	34,759,437

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ERBA Diagnostics, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity
For the Nine Months Ended September 30, 2013
  (Unaudited)

					Accumulated	Total
	Common Stock		Additional	Accumulated	Other	Shareholders’
	Shares	Amount	Paid-in Capital	Deficit	Comprehensive Loss	Equity

Balances as of December 31, 2012	43,658,221	$436,582	$52,947,370	$(36,537,171)	$(514,903)	$16,331,878

Net (loss)	-	-	-	(30,490)	-	(30,490)
Stock compensation expense	-	-	134,000	-	-	134,000
Foreign currency translation adjustment	-	-	-	-	188,875	188,875

Balances as of September 30, 2013	43,658,221	$436,582	$53,081,370	$(36,567,661)	$(326,028)	$16,624,263

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ERBA Diagnostics, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	2013	2012

Cash flows from operating activities:
Net (loss)	$(30,490)	$(533,751)
Adjustments to reconcile net (loss) to net cash flows (used in) operating activities:
Depreciation and amortization	636,494	467,989
Net provision (recovery) for doubtful accounts receivable	107,917	(28,089)
Net (recovery) for inventory obsolescence	(6,011)	(70,630)
Amortization of other assets	-	64,022
Non-cash stock-based compensation	134,000	55,000
Deferred income taxes	34,494	47,619
Changes in operating assets and liabilities:
Accounts receivable	(800,695)	25,816
Inventories	(825,862)	93,480
Other current assets	(728,968)	(70,720)
Other assets	-	18,452
Accounts payable and accrued expenses	(308,488)	(428,682)
Other long-term liabilities	(111,456)	229
Net cash (used in) operating activities	(1,899,065)	(359,265)

Cash flows from investing activities:
Capital expenditures	(141,967)	(100,686)
Acquisition of equipment on lease	(122,266)	(110,494)
Net cash ( used in) investing activities	(264,233)	(211,180)

Cash flows from financing activities:
Proceeds of share offering	-	450,000
Advance from stockholder	-	6,500,000
Net borrowings (repayments) under revolving line of credit	1,103,698	(736,566)
Capital lease payments	(21,947)	(58,233)
Net cash provided by financing activities	1,081,751	6,155,201

Effect of exchange rate changes on cash and cash equivalents	225,745	(181,430)
Net change in cash and cash equivalents	(855,802)	5,403,326
Cash and cash equivalents beginning of period	4,125,819	3,653,244
Cash and cash equivalents end of period	$3,270,017	$9,056,570

SUPPLEMENTAL DISCLOSURES:

Interest paid	$67,177	$21,996

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ERBA Diagnostics, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(1) ORGANIZATION AND OPERATIONS:

General Information

The accompanying unaudited interim condensed consolidated financial statements of ERBA Diagnostics, Inc. (the “Company,” “ERBA Diagnostics,” “we,” “us” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments necessary to state fairly the results of operations, financial position, changes in stockholders’ equity and cash flows have been made. The results of operations, financial position, changes in stockholders’ equity and cash flows for the nine months ended September 30, 2013 are not necessarily indicative of the results of operations, financial position, changes in stockholders’ equity and cash flows which may be reported for the remainder of 2013. The consolidated balance sheet as of December 31, 2012 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

(2) LIQUIDITY:

The Company incurred a net loss of approximately $30,000 during the nine months ended September 30, 2013 and a net loss of approximately $534,000 during the nine months ended September 30, 2012 and had cash used in operations of approximately $1,899,000 and approximately $359,000 for those respective periods.

The Company continues to evaluate opportunities to reduce expenses to improve operating results.  Additionally, the Company expects sales to increase as a result of the acquisition of Drew Scientific, Inc. and its subsidiaries which has given the Company an expanded product base and access to new distribution channels both domestic and international. Management believes that with the combination of the above and the Company’s continued effort to market the Mago® 4S, it will generate sufficient resources to meet its obligations for the foreseeable future.

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

On September 12, 2013, the Company granted to its non-employee directors stock options to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.52 per share. The stock options vested immediately and expire September 11, 2023. The fair market value of such stock option was $1.34 per stock option based on the Black-Scholes validation model.

Assumptions used in the Black-Scholes valuation model for options granted during the nine months ended September 30, 2013 were as follows:

Average Risk-Free Interest Rate	0.30%
Dividend Yield	0.00%
Average Volatility Factor	100.386%
Average Option Life	10 years

At September 30, 2013, there were stock options outstanding under the Company’s option plan to purchase 1,220,870 of the Company’s common stock at a weighted average exercise price of $1.30. The Company recognized non-cash stock-based compensation expense for its share-based awards of approximately $134,000 during the three and nine months ended September 30, 2013. The Company recognized non-cash stock-based compensation expense for its shared-based awards of approximately $55,000 during the nine months ended September 30, 2012.

(4) CASH AND CASH EQUIVALENTS:

The Company considers certain short-term investments in money market accounts with original maturities of three months or less to be cash equivalents.

(5) INVENTORIES, NET:

Inventories, net consist of the following:

	September 30,	December 31,
	2013	2012

Raw materials	$3,004,789	$1,712,199
Work-in-process	999,779	664,880
Finished goods	2,697,745	3,461,071
Total inventories, net	$6,702,313	$5,838,150

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

(7) INCOME (LOSS) PER SHARE:

Basic income (loss) per share excludes any dilution. It is based upon the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. During the three and nine months ended September 30, 2013, 12,674,573 and 15,854,204, respectively, shares of common stock underlying stock options and warrants were not included in computing diluted earnings per share because their effects would be antidilutive.

(8) INCOME TAXES:

The provision for income taxes consists of the following for the three months and nine months ended September 30, 2013 and 2012:

	Three months		Nine months
Period Ended September 30,	2013	2012	2013	2012
Current:
Domestic	$—	$—	$—	$—
Foreign	10,017	3,635	33,688	26,993
Deferred:
Domestic	17,277	15,873	46,300	47,619
Foreign	—	—	—	—
Total provision for income taxes	$27,294	$19,508	$79,988	$74,612

The Company is susceptible to large fluctuations in its effective tax rate and has thereby recognized income tax expense on a discrete pro-rata basis for the nine months ended September 30, 2013 and 2012. In addition, no current domestic income tax provision was recorded during the period ended September 30, 2013, due to the increase in the valuation allowance to offset the benefit of domestic losses of approximately $496,000.  The foreign current income tax provisions for the nine months ended September 30, 2013 and 2012 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

As of September 30, 2013 and December 31, 2012, the Company has established a full valuation allowance on both its domestic and foreign net deferred tax assets, which are primarily comprised of net operating loss carry forwards. Due to the cumulative net losses from the operations of both domestic and foreign operations, the Company had no net deferred tax asset as of September 30, 2013 or December 31, 2012. As of September 30, 2013 and December 31, 2012, the Company had net deferred tax liabilities relating to tax deductible goodwill of $555,665 and $509,365, respectively. Subsequent revisions to the estimated net realizable value of the deferred tax asset or deferred tax liability could cause the provision for income taxes to vary significantly from period to period.

Domestic net operating losses generated by the Company total $18,000,000 as of December 31, 2012 and are subject to any applicable limitations as described below. The net operating losses included in the domestic net deferred tax asset will begin to expire in 2022. Under Section 382 of the Internal Revenue Code, the Company’s use of its net operating loss carry forwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA Mannheim of the approximately 72.33% of the then outstanding shares of the Company’s common stock previously owned by the Debregeas-Kennedy Group. As a result of that acquisition, the Company’s ability to utilize net operating loss carry forwards to offset any future taxable income is currently limited to approximately $827,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date. The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the ownership change. The limitations of these net operating loss carry forwards did not impact the Company’s results for the nine months ended September 30, 2013 or 2012.

United States income taxes have not been provided on undistributed earnings of foreign subsidiaries, as such earnings are being retained indefinitely by such subsidiaries for reinvestment. The distribution of these earnings would first reduce the domestic valuation allowance before resulting in additional United States income taxes.

In January 2013, one of the Company’s wholly-owned subsidiaries, ImmunoVision, Inc., received three Notices of Final Assessments from the State of Arkansas Department of Finance & Administration for the tax years ended December 31, 2005, 2006 and 2008 for a total of $361,940 (including penalties and interest). Based on discussions with a representative of the state of Arkansas taxing authority, the Company was informed that the assessments related to unfiled tax returns for those years. The Company has located file copies of the returns for the years 2005 and 2006, which reflect zero taxable income and zero tax liability. Since the Company has been unable to locate a file copy of the 2008 return, a return for that year has been prepared resulting in total tax, penalties and interest of approximately $10,500. This amount was recorded as an expense in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2012.

In conjunction with the above referenced matter, the Company has been requested to provide the separate entity federal and Arkansas state corporate income tax returns for the tax years ended December 31, 2001 through December 31,  2011.  The Company has provided all of the items that had been requested by the state of Arkansas taxing authority. While the Company has not yet received expressed written notification of the elimination of the various assessments discussed above, the Company believes that this matter will be resolved without any material impact on these and future financial statements.

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

A substantial portion of the Company’s accounts receivable and revenues are derived from Delta Biologicals, S.r.l., the Company’s subsidiary located in Italy (“Delta Biologicals”), and its operations may be affected by the recent fiscal and debt crisis the Italian government is facing. As of September 30, 2013 and December 31, 2012, Delta Biologicals’ gross accounts receivable, primarily due from Italian companies, were approximately $3,592,000 and $4,394,000, respectively. Amounts due from hospitals and laboratories controlled by the Italian government as of September 30, 2013 and December 31, 2012 were approximately $1,914,000 and $1,719,000, respectively, which accounted for approximately 27% and 27%, respectively, of the Company’s consolidated net accounts receivable. Delta Biologicals recognized revenues during the nine months ended September 30, 2013 and 2012 in the amount of approximately $3,505,000 and $4,037,000, respectively, which represented approximately 17% and 33%, respectively, of the Company’s consolidated net revenues.

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

(10) SEGMENT INFORMATION:

The Company’s management reviews financial information, allocates resources and manages its business by geographic region. The domestic region, which includes corporate expenditures, contains the Company’s subsidiaries in the United States, including from and after the acquisition date of October 3, 2012, Drew Scientific and its subsidiaries. The European region contains Delta Biologicals and, from and after the acquisition date of October 3, 2012, Drew Scientific Limited Co. The information provided is based on internal reports and was developed and utilized by management to track trends and changes in the results of the regions. The information, including the allocations of expense and overhead, was calculated based on a management approach and may not reflect the actual economic costs, contributions or results of operations of the regions as stand-alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the regions might differ but the relative trends would, in management's view, likely not be materially impacted. The table below sets forth net revenues, loss from operations, total assets and goodwill by region for the three and nine months ended September 30, 2013 and 2012:

Three Months Ended	Domestic	European	Eliminations	Total

September 30, 2013:
External net sales	$5,711,672	$1,229,041	$-	$6,940,713
Intercompany sales	60,167	3,075	(63,242)	-
Net revenue	$5,771,839	$1,232,116	$(63,242)	$6,940,713

Income (loss) from operations	$219,149	$(140,608)	$-	$78,541

September 30, 2012:
External net sales	$2,727,282	$1,061,539	$-	$3,788,821
Intercompany sales	155,111	17,677	(172,788)	-
Net revenue	$2,882,393	$1,079,216	$(172,788)	$3,788,821

Income (loss) from operations	$52,911	$(95,151)	$-	$(42,240)

Nine Months Ended	Domestic	European	Eliminations	Total

September 30, 2013:
External net sales	$17,049,329	$3,488,750	$-	$20,538,079
Intercompany sales	296,457	16,529	(312,986)	-
Net revenue	$17,345,786	$3,505,279	$(312,986)	$20,538,079

Income (loss) from operations	$721,528	$(491,604)	$-	$229,924

Assets	$40,493,671	$5,610,765	$(20,460,225)	$25,644,211
Goodwill	$3,494,619	$-	$-	$3,494,619

September 30, 2012:
External net sales	$8,441,341	$3,931,639	$-	$12,372,980
Intercompany sales	463,312	105,764	(569,076)	-
Net revenue	$8,904,653	$4,037,403	$(569,076)	$12,372,980

Income (loss) from operations	$(243,602)	$(54,062)	$-	$(297,664)

Assets	$16,104,200	$6,216,870	$-	$22,321,070
Goodwill	$870,290	$-	$-	$870,290

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

(12) RELATED PARTY TRANSACTIONS:

Certain Relationships and Related Transactions

During the three and nine months ended September 30, 2013, the Company sold products to Transasia and a subsidiary of ERBA Mannheim for a total amount of Euro 18,000 and 53,000, respectively, equivalent to approximately $24,000 and $70,000, respectively. During the three and nine months ended September 30, 2012, the comparable sale amounts aggregated Euro 236,000 and 358,000, respectively, equivalent to approximately $309,000 and $461,000, respectively.

In the fourth quarter of 2011, Delta Biologicals entered into a contract research and development agreement with ERBA Mannheim, as amended, for a total of Euro 754,700, pursuant to which ERBA Mannheim has agreed to pay the subsidiary a total amount of Euro 133,000, equivalent to approximately $186,000, during the fourth quarter of 2011 and an additional Euro 621,700, equivalent to approximately $799,000, during the year ended December 31, 2012 for the results of certain research and development. For the three and nine months ended September 30, 2012, contract research and development revenue under this agreement approximated Euro 185,000 (equivalent to approximately $147,000) and Euro 455,000 (equivalent to approximately $338,000), respectively. For both the three and nine months ended September 30, 2013, contract research and development revenue under this agreement approximated Euro 258,000 (equivalent to approximately $342,000).

The Company had total net accounts receivable from ERBA Mannheim and Transasia of approximately $375,000 and $644,000 as of September 30, 2013 and December 31, 2012, respectively, related to the above transactions. As of September 30, 2013 and December 31, 2012, the Company had a net payable of $80,000 and a net receivable of $65,441, respectively, for the reimbursement of various expenditures on behalf of ERBA Mannheim; both of these amounts are included in other current assets in the accompanying consolidated balance sheet.

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

On July 24, 2013, JAS Diagnostics and Erba Diagnostics France mutually terminated the agreement above and Erba Diagnostics France has agreed to refund to JAS Diagnostics all amounts paid under the agreement within 90 days. The Company incurred total research and development cost in amount of approximately $739,000 from the inception of the agreement through September 30, 2013 which Erba Diagnostics France has agreed to reimburse the Company and has been included in other current assets in the accompanying condensed consolidated balance sheet as of September 30, 2013.

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

On April 16, 2012, ERBA Mannheim exercised, in part, the Warrant by paying an aggregate exercise price of $450,000 and, in connection therewith, the Company issued to ERBA Mannheim 600,000 shares of the Company’s common stock. A total of 19,400,000 warrants remain unexercised as of September 30, 2013. As of September 30, 2013, the Warrant was exercisable for 14,733,334 shares of the Company’s common stock.

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

Other Transactions

During the three and nine months ended September 30, 2013 and 2012, ImmunoVision paid $6,000 and $18,000 respectively, to John B. Harley, M.D., Ph.D., a member of the Board of Directors, under that certain oral consulting agreement between Dr. Harley and ImmunoVision pursuant to which Dr. Harley is paid $2,000 per month in consideration for his provision of technical guidance and business assistance to the subsidiary on an as-needed basis.

Pursuant to a license agreement between the Company and Dr. Harley, he has granted an exclusive worldwide license to the Company for certain patents, rights and technology relating to monoclonal antibodies against autoimmune RNA proteins developed by him in exchange for specified royalty payments, including an annual minimum royalty of $10,000 for each licensed product utilized by the Company. For the three and nine months ended September 30, 2013, the Company has expensed $0 and $5,000, respectively, and $2,500 and $7,500 for the three and nine months ended September 30, 2012, respectively, under such agreement.

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

As of September 30, 2013, $1,839,661 was outstanding under the New Line of Credit.

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

⋅
our ability to generate positive cash flow or otherwise improve our liquidity, whether from existing operations, strategic initiatives or possible future sources of liquidity, including, without limitation, from the line of credit or the investment contemplated by the stock purchase agreement, issuing debt or equity securities, incurring indebtedness or curtailing or reducing our operations;

⋅	the remaining transactions contemplated by the investment under the stock purchase agreement may not be consummated on the contemplated terms, in the time frame anticipated, or at all;
⋅	the net proceeds of the investment contemplated by the stock purchase agreement may not provide adequate cash resources to fund our operations or liquidity needs for the reasonably foreseeable future;
⋅	our ability to achieve or sustain profitability from our operations or otherwise secure funds to provide the basis for our long-term liquidity;
⋅	our broad discretion in our use of the net proceeds from the investment contemplated by the stock purchase agreement;
⋅	the warrants may not be exercised, in whole or in part;
⋅
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

⋅	our ability to pay when due the principal and interest on our outstanding indebtedness under the line of credit;
⋅	our ability to operate our business under the restrictions imposed by the positive and negative covenants to which we are subject under the loan agreement in connection with the line of credit;
⋅	our ability to remediate our material weakness relating to our internal controls over financial reporting;
⋅	economic, competitive, political, governmental and other factors affecting us and our operations, markets and products;
⋅	the success of technological, strategic and business initiatives, including our automation strategy;
⋅	the ability of the Mago® 4S to perform as expected;

⋅	the impact of the commercial release of the Mago® 4S on the judgments and estimates we have made with respect to our financial condition, operating results and cash flows;
⋅
the impact on our financial condition and operating results of making or changing judgments and estimates as a result of future design changes to, or the development of improved instrument versions of, the Mago® 4 or Mago® 4S or as a result of future demand for the Mago® 4 or Mago® 4S;

⋅	the ability of the Mago® 4 or Mago® 4S to be a source of revenue growth for us;
⋅	our ability to receive financial benefits or achieve improved operating results as a result of the commercial release of the Mago® 4 or the Mago® 4S;
⋅	the ability of the Mago® 4 or Mago® 4S to be a factor in our growth;
⋅	the ability of the Mago® 4 or Mago® 4S to expand the menu of test kits we offer;
⋅	making derivations of and upgrades to the Mago® our primary platforms for marketing our kits;
⋅	our ability to successfully market the Mago® 4 or Mago® 4S;
⋅	our customers’ integration of the Mago® 4 or Mago® 4S into their operations;
⋅	our ability to successfully market the DSX™ and DS2™ instrument systems from Dynex Technologies in conjunction with our test kits on a worldwide basis;
⋅	the success of our comprehensive review of our business plans and operations and the initiatives that we have implemented or may implement based on the results of such review;
⋅	our ability to successfully market the Ds5 instrument system for diabetes testing;
⋅	our ability to successfully market the Ds360 instrument system for diabetes testing;
⋅	our ability to successfully market the D3 instrument system for hematology testing;
⋅	our ability to successfully market the 2280 instrument system for hematology testing;
⋅	our ability to successfully market generic clinical chemistry reagents;
⋅
our ability to improve our competitive position to the extent anticipated, or at all, as a result of our comprehensive review of our business plans and operations and the initiatives that we have implemented or may implement based on the results of such review;

⋅	our ability to expand the menu of test kits that we offer to include other complementary infectious disease or autoimmune testing sectors or otherwise;
⋅	the response of our current customer base to an expansion of our menu of test kits;
⋅	our ability to achieve organic growth;
⋅	our ability to identify or consummate acquisitions of businesses or products;
⋅	our ability to integrate acquired businesses or products, including, without limitation, our ability to integrate the businesses commonly known as Drew Scientific and JAS Diagnostics;
⋅
acquisitions of business and products, and the integration of acquired businesses and products, may disrupt our business, distract our management and may not proceed as planned, including, without limitation, our acquisition of and our ability to integrate the businesses commonly known as Drew Scientific and JAS Diagnostics;

⋅
our ability to achieve economies of scale or to maximize the utilization of our assets and facilities, after any integration of the businesses commonly known as Drew Scientific and JAS Diagnostics into our legacy operations;

⋅	our ability to enter into and exploit the diabetes market;
⋅	our ability to leverage the marketing and distribution infrastructure that ERBA Mannheim and its affiliates have established around the world;
⋅	the timing of the closing of our Drew Scientific facility in Dallas, Texas;
⋅	our ability to enhance our position in laboratory automation;

16

⋅
our ability to expand our product offerings and/or market reach, including, without limitation, our ability to increase our presence in key countries in Europe, South America, Asia as well as other international markets, or become a leader in the diagnostics industry;

⋅	the impact the existing global economic conditions may have on our financial condition, operating results and cash flows;
⋅	the impact of healthcare regulatory reform;
⋅	constantly changing, and our compliance with, governmental regulation;
⋅	the impact of our adoption or implementation of new accounting statements and pronouncements on our financial condition and operating results;
⋅	our limited operating revenues and history of primarily operational losses;
⋅
our ability to collect our accounts receivable, particularly in Italy, and the impact of making or changing judgments and estimates regarding our allowances for doubtful accounts on our financial condition and operating results;

⋅	our ability to utilize our net operating losses, whether subject to limitations or not, and its impact on our financial condition and operating results;
⋅	the impact of any future limitations on our ability to utilize our net operating losses in the event of any future change in control or similar transaction;
⋅
the impact of making or changing judgments and estimates regarding our deferred tax liabilities and our valuation allowances and reserves against our deferred tax assets on our financial condition and operating results;

⋅
the impact of making or changing judgments and estimates regarding our goodwill, including the remaining goodwill recorded at ImmunoVision, and other intangible assets, such as our hepatitis technology product license, on our financial condition and operating results;

⋅	our ability to achieve cost advantages from our own manufacture of instrument systems, reagents and test kits;
⋅	our ability to grow beyond the autoimmune and infectious disease markets and to expand into additional diagnostic test sectors;
⋅	our ability to obtain product technology from the Italian diagnostics company that would enable us to manufacture our own hepatitis products;
⋅
our ability to introduce and market our own hepatitis products in the European Union when expected, or at all, including the potential that any further delays may require us to record an additional impairment charge with respect to the value of our hepatitis technology product license or pay all or a portion of our accrued payables relating to the product license;

⋅	our ability to internally manufacture our own hepatitis products and raw materials for these products and to become competitive in markets outside of the United States;
⋅	our ability to derive revenue from our manufacture and sale of our own hepatitis products;
⋅
the impact of the anticipated timing of the commercial launch of our own hepatitis products on the judgments and estimates we have made with respect to our financial condition, operating results and cash flows;

⋅	our production capacity at our facility in Miami, Florida;
⋅	the success of the move of our headquarters from our Miami, Florida facility to our Miami Lakes, Florida facility;
⋅	our ability to successfully improve our facilities and upgrade or replace our equipment and information systems in the timeframe and utilizing the amount of funds anticipated or at all;
⋅	our dependence on agreements with ERBA Mannheim, third party distributors and key personnel;
⋅	consolidation of our customers affecting our operations, markets and products;

⋅	reimbursement policies of governmental and private third parties affecting our operations, markets and products;
⋅	price constraints imposed by our customers and governmental and private third parties;
⋅	our ability to increase the volume of our reagent production to meet increased demand;
⋅	protecting our intellectual property;
⋅	political and economic instability and foreign currency fluctuation affecting our foreign operations;
⋅	the effects of utilizing cash to assist Delta in maintaining its compliance with capital requirements established by Italian law;
⋅	the holding of a significant portion our cash and cash equivalents at a single brokerage firm, including risks relating to the bankruptcy or insolvency of such brokerage firm;
⋅	litigation regarding products, distribution rights, intellectual property rights, product liability and labor and employment matters;
⋅	voting control of our common stock by ERBA Mannheim;
⋅	conflicts of interest with ERBA Mannheim and its affiliates, including Suresh Vazirani, Sanjiv Suri and/or Kishore “Kris” Dudani, and with our officers, employees and other directors; and
⋅	other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

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

Prior to the October 3, 2012 acquisition date, our management decided to cease the operations of the Dallas, Texas, and the United Kingdom facilities of Drew Scientific and its subsidiaries. As a result, we have accrued on the opening balance sheet as of October 3, 2012 estimated plant closing costs, including lease buy-out and severance costs, of $160,000 and $118,000, respectively. Regarding the Dallas, Texas facility, in May 2013, our management announced that the closing would be effective in late September 2013, but the closing date has subsequently been extended to late December 2013. With respect to the United Kingdom facility, the closing was effective in late March 2013.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2012

OVERVIEW

Net loss totaled approximately $30,000 for the nine months ended September 30, 2013 compared to a net loss of approximately $534,000 for the nine months ended September 30, 2012. Operating income was approximately $230,000 for 2013 compared to an operating loss of $298,000 for 2012. The operating income in 2013 compared to the operating loss in 2012 resulted primarily from the operating income of $1,263,000 for Drew Scientific for 2013, offset by a decrease from operating income in 2012 to a loss in 2013 in our European operations of $438,000. The decrease in net loss in 2013 compared to 2012 resulted primarily from improved operating results, mentioned above, offset by acquisition and integration expenses of $211,000 in 2013.

Net revenues increased by approximately $8,165,000 to $20,538,000 in 2013 from $12,373,000 in 2012. This net increase was attributed to the net revenues of $10,007,000 for Drew Scientific for 2013 offset by other factors from recurring operations resulting in a decrease of $1,842,000. This decrease of $1,842,000 consisted of a decrease in net revenues from legacy domestic operations of $1,399,000, to $7,042,000 in 2013 from $8,441,000 in 2012, and a decrease in net revenues from European operations of $443,000, including the effect of exchange rate fluctuations of the United States dollar relative to the Euro, to $3,489,000 in 2013 from $3,932,000 in 2012.

Gross profit increased by $3,115,000 to $9,504,000 in 2013 from $6,389,000 in 2012. This net increase was attributed to the gross profit of $4,200,000 for Drew Scientific for 2013 offset by other factors from recurring operations resulting in a decrease of $1,085,000. This decrease of $1,085,000 from recurring operations was primarily the result of lower domestic and European revenues.

Total operating expenses increased by $2,589,000 to $9,275,000 in 2013 from $6,686,000 in 2012. This increase was primarily attributed to the expenses of $2,936,000 for Drew Scientific for 2013. This increase of $2,589,000 was a result of increases in all three expense categories. Comparing 2013 to 2012, selling and marketing expenses increased by $988,000 general and administrative expenses increased by $1,301,000 and research and development expenses increased by $300,000.

NET REVENUES AND GROSS PROFIT

The following table presents comparative net revenues and gross profit for our operations, including the operations of Drew Scientific (net revenues of $10,007,000, cost of sales of $5,807,000 and gross profit of $4,200,000 for the nine months ended September 30, 2013), for the nine months ended September 30, 2013 and 2012.

			Period over Period
	2013	2012	Increase (Decrease)
Net Revenues:
Domestic	$17,049,000	$8,441,000	$8,608,000
European	3,489,000	3,932,000	(443,000)
Total	20,538,000	12,373,000	8,165,000

Cost of Sales	11,033,000	5,984,000	5,049,000

Gross Profit	$9,505,000	$6,389,000	$3,116,000
% of Total Net Revenue	46.3%	51.6%

The net increase in revenues for 2013 compared to 2012 was attributed to the post-acquisition net revenues of $10,007,000 for Drew Scientific, a decrease of $1,399,000 in net revenues from our legacy domestic operations and a decrease of $443,000 in net revenues from European operations. Exchange rate differences resulting from the strength or weakness of the United States dollar against the Euro resulted in a decrease of approximately $55,000 in net revenues in 2013 as compared to 2012, as further discussed in “Currency Fluctuations” below.  As measured in Euros, net revenues from European operations in 2013 decreased by Euro 443,000, or 11.3%, as compared to 2012. The decrease in net revenues from European operations (as measured by the Euro) was mainly due to lower contract research and development revenue in 2013 as compared to 2012 as well as the declines in reagent sales in Italy and other international markets. The decrease in net revenues from legacy domestic operations of $1,399,000, or 16.6%, was principally due to a decline in sales to international customers of approximately $165,000, principally from two major customers in Latin America and Japan, a decrease in reagent sales of approximately $1,074,000, and a decrease in equipment sales of approximately $160,000.

The net increase in gross profit of approximately $3,116,000 for 2013 compared to 2012 was attributed to the gross profit of $4,200,000 for Drew Scientific for 2013 offset by a decrease in gross profit of $1,084,000 for our legacy operations. Gross profit as a percentage of net revenues decreased from 51.6% in 2012 to 46.3% in 2013, resulting principally from the lower gross profit percentage of 42.0% for the operations of Drew Scientific.

OPERATING EXPENSES

The following table presents comparative operating expenses for us, including the amounts for Drew Scientific of $2,936,000 (selling and marketing expenses of $1,793,000 general and administrative expenses of $1,081,000 and research and development expenses of $62,000 for the nine months ended September 30, 2013), for the nine-month periods ended September 30, 2013 and 2012. The percentages in the table below are based on the total net revenues in the above table.

					Period over
		% of		% of	Period
	2013	Revenue	2012	Revenue	Increase

Selling and Marketing	$4,010,000	19.5%	$3,022,000	24.4%	$988,000

General and Administrative	4,332,000	21.0%	3,031,000	24.5%	1,301,000

Research and Development	933,000	4.5%	633,000	5.1%	300,000

Total Operating Expenses	$9,275,000	45.0%	$6,686,000	54.0%	$2,589,000

The increase in total operating expenses from $6,686,000 in 2012 to $9,275,000 in 2013 was primarily attributed to the expenses of $2,936,000 for Drew Scientific for 2013, due to the factors noted below.

The net increase of $988,000 in selling and marketing expenses in 2013 compared to 2012 was due to the amounts for Drew Scientific for 2013 of $1,792,000 and a decrease of $804,000 in our recurring operations. This decrease was due principally to open sales positions in the United States and, in Italy, reduction in workforce and lower commissions from lower sales in various commissionable categories.

The net increase of $1,301,000 in general and administrative expenses for 2013 compared to 2012 was primarily due to the amounts for Drew Scientific for 2013 of $1,081,000.

The net increase of $300,000 in research and development expenses for 2013 compared to 2012 was due the increase of $238,000 in our recurring operations. This increase was due principally to the research and development agreement of our European operations as further discussed in Note 12 to the condensed consolidated financial statements– “Related Party Transactions.”

Income from operations totaled $230,000 in 2013 as compared to an operating loss of $298,000 in 2012. Income from operations in 2013 was composed of operating income of $1,263,000 for Drew Scientific, an operating loss of $542,000 from the legacy domestic operations and an operating loss of $491,000 from our European operations. Loss from operations in 2012 was composed of a $244,000 loss from domestic operations and a $54,000 loss from European operations. Our domestic operations include corporate expenditures, including costs required to maintain our status as a public company.

OTHER INCOME (EXPENSE), NET

Other income (expense) totaled an other expense, net of $180,000 in 2013 as compared to an other income, net of $162,000 in 2012. The decrease in other income to loss from 2012 to 2013 was primarily the result of acquisition and integration costs of $211,000 incurred in 2013 as compared to $85,000 in 2012, offset by a gain from foreign currency transactions of $138,000 in 2013 as compared to a loss of $38,000 in 2012.

INCOME TAX PROVISION

We recorded recurring income tax provisions of $80,000 for 2013 and $75,000 for 2012. The current portion of our tax benefit and provisions, respectively, in both years relates to Italian local income taxes based upon applicable statutory rates effective in Italy. The deferred tax provisions in these years relate to domestic tax deductible goodwill. No current tax benefit was recorded during the two years on our losses because we had a full valuation allowance against the net deferred income tax assets.

See also Note 8, Income Taxes, to the condensed consolidated financial statements regarding other tax matters.

NET LOSS

We generated a consolidated net loss of approximately $30,000 in 2013 (including the net income of $1,172,000 for Drew Scientific) as compared to a net loss of $534,000 in 2012. Basic and diluted net loss per common share was $0.00 in 2013 as compared to $0.02 in 2012. The net loss for both years resulted from the various factors discussed above.

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2012

OVERVIEW

Net income totaled $129,000 for the three months ended September 30, 2013 compared to a net loss of $97,000 for the three months ended September 30, 2012. Operating income was $79,000 for 2013 compared to an operating loss of $42,000 for 2012. The decrease in operating loss in 2013 compared to 2012 resulted primarily from the operating income of $353,000 for Drew Scientific for 2013, offset by an increase in operating loss in our European operations of $45,000. The change to net income in 2013 compared to net loss in 2012 resulted primarily from the net income of Drew Scientific of $359,000 for 2013, and to a lesser extent from a decrease in net loss in our European operations of $35,000.

Net revenues increased by $3,152,000 to $6,941,000 in 2013 from $3,789,000 in 2012. This net increase was attributed to the net revenues of $3,489,000 for Drew Scientific for 2013 offset by other factors from recurring operations resulting in a decrease of $337,000. This decrease of $337,000 consisted of a decrease in net revenues from legacy domestic operations of $504,000, to $2,223,000 in 2013 from $2,727,000 in 2012, offset by an increase in net revenues from European operations of $167,000, including the effect of exchange rate fluctuations of the United States dollar relative to the Euro, to $1,229,000 in 2013 from $1,062,000 in 2012.

Gross profit increased by $953,000 to $3,015,000 in 2013 from $2,062,000 in 2012. This net increase was attributed to the gross profit of $1,494,000 for Drew Scientific for 2013 offset by other factors from recurring operations resulting in a decrease of $541,000. This decrease of $541,000 from recurring operations was primarily the result of lower domestic and European revenues.

Total operating expenses increased by $832,000 to $2,937,000 in 2013 from $2,104,000 in 2012. Comparing 2013 to 2012, selling and marketing expenses increased by $284,000, general and administrative expenses increased by $538,000 and research and development expenses increased by $10,000.This increase was primarily attributed to the expenses of $1,024,000 for Drew Scientific for 2013. This increase was offset by a decrease of $385,000 in selling and marketing expenses, an increase of $207,000 in general and administrative expenses, and a decrease of $13,000 in our legacy operations.

NET REVENUES AND GROSS PROFIT

The following table presents comparative net revenues and gross profit for our operations, including the operations of Drew Scientific (net revenues of $3,489,000, cost of sales of $1,996,000 and gross profit of $1,494,000 for the threee months ended September 30, 2013), for the three-month periods ended September 30, 2013 and 2012.

			Period over Period
	2013	2012	Increase
Net Revenues:
Domestic	$5,712,000	$2,727,000	$2,985,000
European	1,229,000	1,062,000	167,000
Total	6,941,000	3,789,000	3,152,000

Cost of Sales	3,926,000	1,727,000	2,199,000

Gross Profit	$3,015,000	$2,062,000	$953,000
% of Total Net Revenue	43.4%	54.4%

The net increase in revenues for 2013 compared to 2012 was attributed to the post-acquisition net revenues of $3,489,000 for Drew Scientific, a decrease of $504,000 in net revenues from our legacy domestic operations and an increase of $167,000 in net revenues from European operations. Exchange rate differences resulting from the strength or weakness of the United States dollar against the Euro resulted in a decrease of approximately $55,000 in net revenues in 2013 as compared to 2012, as further discussed in “Currency Fluctuations” below. As measured in Euros, net revenues from European operations in 2013 increased by Euro 103,000, or 12.5%, as compared to 2012. The increase in net revenues from European operations (as measured by the Euro) was mainly due to contract research and development revenue partially offset by the declines in reagent sales in Italy and other international markets. The decrease in net revenues from legacy domestic operations of $504,000, or 18.5%, was principally due to a decrease in the reagent sales of approximately $510,000.

The net increase in gross profit of approximately $953,000 for 2013 compared to 2012 was attributed to the gross profit of $1,494,000 for Drew Scientific for 2013 offset by a decrease in gross profit of $541,000 for our legacy operations. Gross profit as a percentage of net revenues decreased from 54.4% in 2012 to 43.4% in 2013, resulting principally from the lower gross profit percentage of 42.8% for the operations of Drew Scientific.

OPERATING EXPENSES

The following table presents comparative operating expenses for us, including the amounts for Drew Scientific of $1,024,000 (selling and marketing expenses of $670,000, general and administrative expenses of $331,000 and research and development expenses of $23,000 for the three months ended September 30, 2013), for the three-month periods ended September 30, 2013 and 2012. The percentages in the table below are based on the total net revenues in the above table.

					Period over
		% of		% of	Period
	2013	Revenue	2012	Revenue	Increase

Selling and Marketing	$1,327,000	19.1%	$1,043,000	27.5%	$284,000

General and Administrative	1,404,000	20.0%	866,000	22.9%	538,000

Research and Development	205,000	3.0%	195,000	5.1%	10,000

Total Operating Expenses	$2,936,000	42.1%	$2,104,000	55.5%	$832,000

The increase in total operating expenses from $2,104,000 in 2012 to $2,936,000 in 2013 was primarily attributed to the expenses of $1,024,000 for Drew Scientific for 2013, due to the factors noted below.

The net increase of $284,000 in selling and marketing expenses in 2013 compared to 2012 was due to the amounts for Drew Scientific for 2013 of $670,000 and a decrease of $385,000 in our recurring operations. This decrease was due principally to open sales positions in the United States and, in Italy, reduction in workforce and lower commissions from lower sales in various commissionable categories.

The net increase of $538,000 in general and administrative expenses for 2013 as compared to 2012 was due to the amounts for Drew Scientific for 2013 of $331,000, as well as an increase of $207,000 in our recurring domestic and European operations.

The net increase of $10,000 in research and development expenses for 2013 compared to 2012 was primarily due to the amounts for Drew Scientific for 2013 of $23,000.

INCOME ( LOSS) FROM OPERATIONS

Income from operations totaled $78,000 in 2013 as compared to an operating loss of $42,000 in 2012. Income from operations in 2013 was composed of operating income of $353,000 for Drew Scientific, an operating loss of $134,000 from the legacy domestic operations and an operating loss of $141,000 from our European operations. Loss from operations in 2012 was composed of a $53,000 income from domestic operations and loss of $95,000 from European operations. Our domestic operations include corporate expenditures, including costs required to maintain our status as a public company.

OTHER INCOME (EXPENSE), NET

Other income (expense) totaled an other income, net of $78,000 in 2013 as compared to an other expense, net of $35,000 in 2012. Amounts included in other income (expense), net in the 2013 and 2012 periods were primarily net foreign currency gains and losses, resulting from deposits held in Euros and transactions of our Italian subsidiary which were denominated in currencies other than its functional currency.

INCOME TAX PROVISION

We recorded recurring income tax provisions of $27,000 for 2013 and $20,000 for 2012. The current portion of our tax benefit and provisions, respectively, in both years relates to Italian local income taxes based upon applicable statutory rates effective in Italy. The deferred tax provisions in these years relate to domestic tax deductible goodwill. No current tax benefit was recorded during the two years on our losses because we had a full valuation allowance against the net deferred income tax assets.

See also Note 8, Income Taxes, to the condensed consolidated financial statements regarding other tax matters.

NET INCOME (LOSS)

We generated a consolidated net income of $129,000 in 2013 (including the net income of $342,000 for Drew Scientific) as compared to a net loss of $97,000 in 2012. Basic and diluted net income (loss) per common share was $0.00 in 2013 as compared to net loss of $0.01 in 2012. The net income for 2013 and the net loss for 2012 resulted from the various factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, our working capital was $10,518,000 compared to $9,834,000 at December 31, 2012. Cash and cash equivalents totaled $3,270,000 at September 30, 2013 and $4,126,000 at December 31, 2012.

Operating activities

Net cash flows of $1,899,000 were used in operating activities during the nine months ended September 30, 2013 as compared to $359,000 that was used in operating activities during the nine months ended September 30, 2012.

Cash used in operating activities during 2013 was primarily the result of changes in operating assets and liabilities of $2,775,000, partially offset by non-cash items of $907,000. Cash provided by changes in operating assets and liabilities was due to changes in accounts receivable, inventories, other assets, accounts payable and accrued expenses and other long-term liabilities.

Cash used in operating activities of $359,000 during 2012 was the result of the net loss of $534,000 and changes in operating assets and liabilities of $361,000, partially offset by non-cash items of $536,000. The non-cash items include depreciation and amortization, reduction in the provision for doubtful accounts receivable, amortization of other assets and deferred income taxes. Cash provided by changes in operating assets and liabilities was due to changes in accounts receivable, inventories, other current assets, accounts payable and accrued expenses and other long-term liabilities.

Investing activities

Net cash of $264,000 and $211,000 was used in investing activities during 2013 and 2012, respectively. The cash flows relating to investing activities in 2013 were primarily for capital expenditures of $142,000 and acquisition of equipment on lease of approximately $122,000. The cash flows relating to investing activities in 2012 were for capital expenditures and acquisition of equipment on lease in the amount of approximately $101,000 and $110,000, respectively.

Financing activities

Net cash of $1,082,000 and $6,155,000 was provided from financing activities during 2013 and 2012, respectively.

Financing activities during 2013 reflect net borrowings of $1,104,000 under the revolving line of credit and capital lease payments of $22,000.

Financing activities during 2012 reflect our April 2012  receipt of proceeds of $450,000 from ERBA Mannheim’s partial exercise of the Warrant. In September 2012, we received $6,500,000 from ERBA Mannheim, which was an advance in connection with our issuance of shares to ERBA Mannheim in October 2012 under the Stock Purchase Agreement (the “Advance”), net repayments of $737,000 to reduce outstanding borrowings under the former line of credit with City National Bank of Florida and capital lease payments of $58,000.  In October 2012, we used the proceeds from the Advance to acquire Drew Scientific.

Other matters

Liquidity is expected to be sufficient through the end of 2013 from the combination of the existing cash and cash equivalents at September 30, 2013, and the investment that ERBA Mannheim has agreed to make under the Stock Purchase Agreement, including the Warrant, as described throughout this Quarterly Report on Form 10-Q.

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

Our product research and development expenditures were $933,000 during 2013 and $633,000 for 2012. In the fourth quarter of 2011, Delta Biologicals entered into a contract research and development agreement, as amended, with ERBA Mannheim for a total of Euro 754,700 (equivalent to approximately $1,003,000). A total of Euro 258,000 (equivalent to approximately $342,000) and  Euro 454,000 (equivalent to approximately $351,000) was invoiced under the contract during the nine months ended September 30, 2013 and 2012, respectively. Actual expenditures will depend upon, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. There can be no assurance that these expenditures will result in the development of new products or product enhancements, which we will successfully complete products under development, that we will obtain regulatory approval or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed.

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

INVENTORY

We regularly review inventory quantities on hand, which include components for current or future versions of products and instrumentation. If necessary, we record a provision for excess and obsolete inventory based primarily on our estimates of component obsolescence, product demand and production requirements, as well as based upon the status of a product within the regulatory approval process. In accordance with our inventory accounting policy, our inventory balance as of September 30, 2013 included components for current or future versions of products and instrumentation.

Our inventory balance as of Septmber 30, 2013 and December 31, 2012 included approximately $100,000 of inventory relating to our hepatitis product, substantially all of which has a shelf life exceeding five years, for which we obtained “CE Marking” approval in the European Union during 2011 and which we have begun marketing in certain markets.

Inventory reserves were $810,000 and $816,000 as of September 30, 2013 and December 31, 2012, respectively.

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

For the annual test of remaining goodwill at ImmunoVision, we determined fair value primarily based upon the income approach, which estimates the fair value based on the future discounted cash flows, rather than the market approach, which estimates the fair value based on market prices of comparable companies. We believe the income approach is more appropriate to determine the fair value at ImmunoVision and should therefore be more heavily weighted due to the fact that similar public companies comparable to ImmunoVision are difficult to identify and current market conditions are in a period of volatility with wide ranging multiples. Based upon this methodology, and utilizing significant assumptions in the income approach that included a forecasted cash flow period of five years, long-term annual growth rates of 3% for both years and a discount rate of 20% for both years, no impairment was recorded during the nine months ended September 30, 2013 and 2012.

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

We do not believe that there were any events or changes in circumstances which indicate that the carrying amounts of our long-lived assets may not be recoverable as of September 30, 2013 and December 31, 2012, respectively.

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

INCOME TAXES

We have experienced net losses from our operations. In accordance with GAAP, we are required to record a valuation allowance against the deferred tax asset associated with these losses if it is “more likely than not” that we will not be able to utilize the net operating loss to offset future taxes. Due to the cumulative net losses from the operations of both our domestic and European operations, we have provided a full valuation allowance against our deferred tax assets as of September 30, 2013. Over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of our net operating loss carry forwards and other temporary differences. Upon reaching such a conclusion, and upon such time as we reverse the entire amount or a portion of the valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

Under Section 382 of the Internal Revenue Code, our ability to use our net operating loss carry forwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA Mannheim of the approximately 72.4% of the then outstanding shares of our common stock previously owned by the Debregeas-Kennedy Group. As a result of that acquisition, our ability to utilize net operating loss carry forwards to offset future taxable income is currently limited to approximately $827,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date. The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the September 1, 2010 ownership change, but may be further limited in the event of any future change in control or similar transaction. Our results for the nine months ended September 30, 2013 and 2012 were not impacted by these limitations.

RECENTLY ISSUED ACCOUNTING STANDARDS

There were no recently issued accounting standards issued during the nine months ended September 30, 2013 that were applicable to us.

CURRENCY FLUCTUATIONS

For the nine months ended September 30, 2013 and 2012, approximately 17.1% and 32.6%, respectively, of our net revenues were generated in currencies other than the United States dollar. We expect that this percentage may increase in the future as a result of our efforts to increase our international presence, particularly in key markets in Europe, Asia and South America. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the relationship of the United States dollar against the Euro resulted in a decrease of approximately $55,000 in net revenues for 2013 as compared to 2012. Our European subsidiary incurs most of its revenue and expenses in Euro, which, to some extent, serves as a natural hedge and limits the net currency exposure.

During the nine months ended September 30, 2013 and 2012, none of our subsidiaries was domiciled in a highly inflationary environment and the impact of inflation and changing prices on our net revenues and on our loss from continuing operations was not material.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

____________________
*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished, rather than filed, with this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ERBA Diagnostics, Inc.

Date: November 11, 2013	By:	/s/ Prakash J. Patel
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

