Form 10-K
period 2013-12-31
ERBA Diagnostics, Inc.
filed 2014-04-14
CIK 1095858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013	Commission File Number 1-14798

ERBA Diagnostics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-3500746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2013, was approximately $6,543,788 computed by reference to the price at which the common equity was last sold on the NYSE MKT on such date.

As of April 4, 2014, there were 43,783,221 shares of common stock outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement relating to the registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

ERBA Diagnostics, Inc.

Annual Report on Form 10-K
for the year ended December 31, 2013

i

PART I

ITEM 1.	BUSINESS

General.  We are the parent corporation of the following five subsidiaries:

•	Delta Biologicals, S.r.l.;
•	Diamedix Corporation;
•	Drew Scientific, Inc.;
•	ImmunoVision, Inc.; and
•	JAS Diagnostics, Inc.

Through these subsidiaries, we develop, manufacture and market diagnostic test kits, or assays, and automated systems that are used to aid in the detection of disease markers primarily in the areas of autoimmune, infectious diseases, clinical chemistry, hematology and diabetes testing. These tests, which are designed to aid in the identification of the causes of illness and disease, assist physicians in selecting appropriate patient treatment. Our tests are based on a wide variety of technologies including Enzyme Linked ImmunoSorbent Assay, or ELISA, technology, clinical chemistry, hematology and cell separation, as well as HPLC separations, all of which are clinical testing methodologies used worldwide. Autoimmune and infectious disease specific tests are prepared using a 96 well microplate format whereby specific antigens are typically coated on the wells of a microplate during the manufacturing process. A test using ELISA technology involves a series of reagent additions to the microplate causing a reaction that results in a visible color in the wells. The amount of color is directly proportionate to the amount of the specific analyte in the patient sample. Our kits are designed to be performed either manually or in an automated format. In addition to our line of diagnostic kits, we also design and manufacture laboratory instruments that perform the tests and provide fast and accurate results, while reducing labor costs. Our existing proprietary instruments, named the Mago® 4, Mago® 4S, Mago® Plus and Aptus® systems, include a fully-automated ELISA processor operating with our own user-friendly software, which allows customers to perform tests in an automated mode. In 2009, we updated the Mago® Plus instrument to include the capability to process ELISA and ImmunoFluorescent Assay, or IFA, simultaneously. In 2009, we completed the development of, received European regulatory approvals for, and began non-domestic commercial deliveries of, an upgraded version of the Mago® Plus instrument, named the Mago® 4, which performs both ELISA and IFA techniques simultaneously, performs positive sample identification and utilizes disposable pipette tips. The Mago® 4 offers an enhanced automation solution to customers who prefer a more compact, lower-priced instrument with features and benefits similar to many of the other instruments currently offered in the marketplace. In 2010, we continued the development of a variation of the Mago® Plus, named the Mago® 4S, for the market in the United States. The Mago® 4S also performs both ELISA and IFA techniques simultaneously. In January 2011, we received the required 510(k) regulatory clearance for the Mago® 4S and, later in 2011, we began to market the instrument in the United States. We also develop, manufacture and market raw materials, such as antigens used in the production of diagnostic kits.

Our management reviews financial information, allocates resources and manages the business as two segments defined by geographic region. One segment — the domestic region — contains our subsidiaries located in the United States and corporate operations. Our other segment — the European region — contains our subsidiary located in Italy. For additional information about our two segments, see Note 11, Segment Information, to our Consolidated Financial Statements.

Delta, which IVAX Corporation, our former parent company, acquired in 1991, was established in 1980. From its facility located in Pomezia, Italy, it manufactures scientific and laboratory instruments, including its proprietary Mago® 4, Mago® 4S and Mago® Plus systems, which include hardware, reagents and software. The market trend for in vitro diagnostic products is towards increased laboratory automation that allows laboratories to improve their efficiencies and lower cost. We believe that our proprietary Mago® 4, Mago® 4S, Mago® Plus and Aptus® systems should enable laboratories to achieve increased automation in the test sectors in which we compete. The Mago® 4, Mago® 4S, Mago® Plus and Aptus® systems, in association with over 250 specific ELISA-based and IFA assays acquired from Diamedix and third parties, as well as a complete line of allergy products, are sold in Italy through Delta’s sales representatives and independent agents, who are restricted from selling competing products. Delta also sells in Italy other diagnostic products manufactured by third parties. During the year ended December 31, 2013 and 2012, approximately 69.4% and 42.8%, respectively, of Delta’s revenue generated from customers in Italy was revenue from government owned hospitals and the remaining 30.6% and 57.2%, respectively, was revenue from private laboratories. Thus, sales in Italy are heavily concentrated in the public sector, which impacts the timing of collections. Delta also serves as the distribution and support center for selling these same products to distributors located in other European and international markets outside of Italy.

Diamedix was established in 1986 after it acquired all of the assets and retained substantially all of the personnel of Cordis Laboratories, Inc., a company that had developed, manufactured and marketed diagnostic equipment since 1962. IVAX Corporation acquired Diamedix in 1987. Diamedix’ products are sold in the United States through Diamedix’ sales force and in international markets through third party distributors. Diamedix markets or distributes approximately 100 assays that the United States Food and Drug Administration, or FDA, has cleared. Our autoimmune product line consists of approximately 50 ELISA test kits and approximately 50 IFA assays that the FDA has cleared. These products include test kits for screening antinuclear antibodies and specific tests to measure antibodies to dsDNA, SSA, SSB, Sm, Sm/RNP, Scl 70, Jo-1, Rheumatoid Factor, MPO, PR-3, TPO, TG, and others. These products are used for the diagnosis and monitoring of autoimmune diseases, including Systemic Lupus Erythematosus, or SLE, Rheumatoid Arthritis, Mixed Connective Tissue Disease, Sjogren’s Syndrome, Scleroderma, and Dermatopolymyositis. Our infectious disease product line, together with kits obtained from third party companies, includes approximately 30 kits that the FDA has cleared, including Toxoplasma IgG, Toxoplasma IgM, Rubella IgG, Rubella IgM, Cytomegalovirus, or CMV, IgG, CMV IgM, Herpes Simplex Virus, or HSV, IgG, HSV IgM, Measles, Varicella Zoster Virus, or VZV, Lyme Disease, H. pylori, Mumps, six different Epstein-Barr Virus, or EBV, kits and others. In international markets, this line of autoimmune and infectious disease products is supplemented by additional products that are obtained from third party companies. Diamedix is located in Miami Lakes, Florida.

Drew Scientific was established in 1980. As described in further detail below, we acquired Drew Scientific on October 3, 2012. Drew Scientific is a diagnostics company specializing in the design, manufacture and distribution of instruments for blood cell counting and blood analysis. Drew Scientific is focused on providing instrumentation and consumables for physician office and veterinary office laboratories. Drew Scientific also supplies the reagent and other consumable materials needed to operate the instruments. Drew Scientific sells diabetic testing products including the DS5 instrument, dispenser and associated reagent kit, which measure long-term glucose control in diabetic patients (HbA1c). The DS5 instrumentation system, with its small size and ease of use, is sold principally into main laboratory, clinic or satellite laboratory settings. The DS5 instrument and associated reagent kit provides for the in vitro measurement of certain genetic diseases of the blood. In the United States, this instrument is available for research only. Additionally, Drew Scientific offers a broad array of equipment for use in the field of human and veterinary hematology. Drew Scientific’s Excell product lines are for use in the field of human hematology, and its Hemavet product line is for use in the veterinary field. Drew Scientific has facilities located in Waterbury, Connecticut, and Dallas, Texas.

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

Acquisition.  On October 3, 2012, we acquired all of the issued and outstanding shares of capital stock of Drew Scientific from a subsidiary of Escalon Medical Corp., or Escalon. The acquired businesses had been commonly known as the Escalon Clinical Diagnostics Business, which consisted of Drew Scientific (located in Waterbury, Connecticut, and Dallas, Texas), and its wholly-owned subsidiaries JAS Diagnostics, Inc. (located in Miami Lakes, Florida), and Drew Scientific Limited Co. (at the time located in Barrow-in-Furness, United Kingdom).

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

This acquisition marked our entry into the important and strategic segment of diabetes management, which has so far been dominated by four companies. It is estimated that diabetes affects close to 250 million people worldwide. In North America, nearly 23 million people are currently affected. In Brazil, Russia, Indian and China, the numbers are even larger — with 12 million in Brazil, 12.6 million in Russia, 61 million in India and 90 million in China. The World Health Organization has estimated that the worldwide prevalence of diabetes is approximately 7% of the worldwide population.

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

Research and Development.  We devote substantial resources for research and development. We incurred $840,000 in 2013 and $1,100,000 in 2012 for research and development activities. Our research and development efforts have been targeted primarily towards the development of the next-generation instrument — LISA XL. In the fourth quarter of 2011, one of our subsidiaries entered into a contract research and development agreement with ERBA Mannheim for a total of Euro 754,700, pursuant to which ERBA Mannheim agreed to pay the subsidiary a total amount of Euro 133,000, equivalent to approximately

$186,000, during the fourth quarter of 2011 and an additional Euro 621,700 (equivalent to approximately $799,000) during 2012 for the results of certain research and development. During 2013, our subsidiary billed ERBA Mannheim for an additional Euro 675,000 (equivalent to approximately $896,000) for research and development expenditures related to the above mentioned agreement. We also plan to expand the menu of test kits we offer in the autoimmune and infectious disease testing sectors and we are considering entering additional diagnostic test sectors.

Sales and Marketing.  We currently market our products in the United States primarily through our own sales force to hospitals, reference laboratories, clinical laboratories and research laboratories, as well as to other commercial companies that manufacture diagnostic products. In 2011, we began to distribute our products in the United States through certain independent distributors. We also sell some of our products to pharmaceutical and biotechnology companies. We market our products in certain international markets through a network of independent distributors. We market and sell our products in Italy through Delta’s sales representatives and independent agents, who are restricted from selling competing products. We also sell our products in other global markets through a number of independent distributors. Sales personnel are trained to demonstrate our products in the laboratory setting. Our marketing and technical service departments located in Miami Lakes, Florida, Springdale, Arkansas and Pomezia, Italy support their efforts. We participate in a number of industry trade shows, primarily in the United States and Europe.

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

Personnel.  As of March 31, 2014, we had 135 full time employees, of whom 13 were managerial, 83 were technical and manufacturing, 18 were administrative and 21 were sales, marketing and service.

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

On June 15, 2012, we entered into a use of name license agreement with ERBA Mannheim granting a royalty-free, non-exclusive license to use the name “ERBA” for an annual fee of one dollar. The license agreement will be terminated upon the earlier of (a) the transfer by ERBA Mannheim to us of all of ERBA Mannheim’s rights, title and interest in and to the use of the name and any stylized logos or marks associated with the name (the date that such transfer becomes effective, the “Transfer Date”) and (b) such time, if any, as ERBA Mannheim no longer owns, directly or indirectly, shares of our common stock representing more than 50% of the issued and outstanding shares of such stock (the “Share Threshold Date”). Furthermore, ERBA Mannheim may terminate the license agreement at any time prior to the earlier of the Transfer Date and the Share Threshold Date: (a) upon providing us 180 days prior written notice of its intent to terminate and the date upon which the license agreement shall terminate; or (b) upon providing us 30 days prior written notice of any breach of the license agreement by us, which breach remains uncured at the end of such 30 day period. The termination of this license by ERBA Mannheim could have a material adverse effect on our ability to market our products and on us.

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

If we are not able to remediate the material weakness relating to our internal control over financial reporting, then the timing and accuracy of our financial reporting could be adversely affected and current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the price of our common stock.

As described in Item 9A, Controls and Procedures, included in this Annual Report on Form 10-K, we disclosed a material weakness in our internal control over financial reporting related to inadequate staffing of our financial accounting office. While our Assistant Controller is our Principal Financial Officer and Principal Accounting Officer, we do not have, among other things, a Chief Financial Officer or a Controller. As a result of our inadequate staffing of our financial accounting office, among other things, at times we have been unable to provide timely account reconciliations. Our remediation efforts to address this material weakness are ongoing and include, among other things, hiring additional qualified personnel and evaluating or undertaking certain improvements to our systems and processes which, if successful, we believe will be sufficient to provide us with the ability to remediate or cure such material weakness in the future.

While remediating this material weakness is a very high priority for our management and the Audit Committee of our Board of Directors, we cannot assure you that we will not encounter further instances of breakdowns in our internal control over financial reporting. Public disclosure of this material weakness or a failure to promptly complete our remediation effort could cause our common stock price to fall. Additionally, our inability to maintain the operating effectiveness of the financial accounting office could result in material misstatements to our financial statements or other disclosures or could affect the timing of our financial reporting, all of which could have an adverse effect on our business, financial condition or results of operations.

The remaining transactions contemplated by the investment under the stock purchase agreement with ERBA Mannheim may not be consummated on the contemplated terms, in the time frame anticipated, or at all.

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

Through December 31, 2013, under the stock purchase agreement, we have issued and sold to ERBA Mannheim a total of 15,333,334 shares of our common stock for aggregate gross proceeds of $11,500,000. As of December 31, 2013, under the stock purchase agreement, we remained obligated to issue and sell, and ERBA Mannheim remained obligated to purchase, another 4,666,666 shares of our common stock for an aggregate purchase price of $3,500,000, on the date that is 60 days after the date on which a majority of the independent directors on our board of directors determines by vote or written consent that such issuance, sale and purchase shall occur and causes notice thereof to be delivered to ERBA Mannheim.

Through December 31, 2013, under the stock purchase agreement, ERBA Mannheim has exercised warrants by paying to us an aggregate exercise price of $450,000 and, in connection therewith, we issued to ERBA Mannheim 600,000 shares of our common stock. As of December 31, 2013, under the stock purchase agreement, warrants to purchase a total of 19,400,000 shares of our common stock remained unexercised, and warrants were exercisable for 14,733,334 shares of our common stock.

The remaining transactions contemplated by the investment under the stock purchase agreement may not be consummated on the contemplated terms, in the time frame anticipated, or at all. Additionally, the net proceeds of the investment contemplated by the stock purchase agreement may not provide adequate cash resources to fund our operations or liquidity needs for the reasonably foreseeable future. While the decision to initiate the consummation of the issuance and sale of the remaining shares of our common stock pursuant to the stock purchase agreement is at the discretion of a majority of the independent directors on our board of directors, ERBA Mannheim, while obligated under the stock purchase agreement to do so, will make its own decision whether, or not, to consummate the purchase of the remaining shares of our common stock pursuant to the stock purchase agreement. Additionally, the decision to exercise the warrants will be made by ERBA Mannheim based upon considerations it deems appropriate, which may include, among other things, the future market price of our common stock, which is subject to volatility and a number of other factors, many of which are beyond our control. Further, when making any such decision to purchase the remaining shares of our common stock or to exercise the warrants, ERBA Mannheim’s interests may conflict with our interests. Further, the warrants may not be exercised, in whole or in part. If any of the foregoing factors were to occur, then we may not have adequate cash resources to fund our operations or liquidity needs for the reasonably foreseeable future.

Acquisitions, such as our October 2012 acquisition of Drew Scientific and JAS Diagnostics, and our efforts to continue integrating these acquired businesses may disrupt our business operations and distract our management and may not proceed as planned.

Acquisitions, such as our October 2012 acquisition from Escalon Medical Corporation of Drew Scientific and JAS Diagnostics, and our efforts to continue integrating these acquired businesses may use significant resources, result in disruptions to our business operations, result in distractions of our management and not proceed as planned and could expose us to unforeseen liabilities. These involve a number of special problems and risks, including, but not limited to:

•	difficulty integrating acquired technologies, products, services, operations, customers and personnel with the existing businesses;
•	diversion of management’s attention in connection with integrating the acquired businesses;
•	strain on managerial and operational resources as management tries to oversee larger operations;
•	difficulty implementing and maintaining effective internal control over financial reporting at the acquired businesses, particularly in light of the decentralized locations in Connecticut, Florida and Texas and previously the United Kingdom; and
•	exposure to unforeseen liabilities of the acquired businesses.

As a result of these or other problems and risks, businesses we acquire, such as our October 2012 acquisition from Escalon Medical Corporation of Drew Scientific and JAS Diagnostics, may not produce the revenues, earnings, cash flows or business synergies that we anticipated, and the products, services or technologies of the acquired businesses may not perform as we expected. As a result, we may incur higher costs and realize lower revenues and earnings than we had anticipated. We may not be able to successfully address these problems, integrate the acquired businesses or generate sufficient revenue to offset the associated costs or other negative effects on our business.

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

For the year ended December 31, 2013, we recorded net revenues of $28.3 million and net income of $0.7 million. For the year ended December 31, 2012, we recorded net revenues of $19.3 million and net loss of $1.6 million. Our principal source of short-term liquidity is, and during the past three years has been, existing cash and cash equivalents and short-term marketable securities. In connection with our evaluation of our operating results, financial condition and cash position, and specifically considering our results of operations and cash utilization during 2011 and 2010, we enacted various measures to reduce expenses in order to improve future cash flow. As a result, our operating results improved in 2012 and 2013 from the operating results achieved during 2010 and 2011. During 2011, we entered into the stock purchase agreement with ERBA Mannheim. On March 1, 2013, we entered into the line of credit with Citibank, N.A. For the long-term, we intend to utilize principally existing cash and cash equivalents, as well as internally generated funds, which we anticipate will be derived primarily from our operations as well as possible sources of debt and equity financings, including, without limitation, from the line of credit and the investment contemplated by the stock purchase agreement. There is, however, no assurance that existing cash and cash equivalents will, in the short- or long-term, satisfy all of our cash requirements and fund any losses from operations. Furthermore, there can be no assurance that we will be able to operate on a profitable basis or internally generate funds from our operations. If existing cash and cash equivalents are insufficient to finance operations, if we are unable to operate on a profitable basis or internally generate funds from our operations, or if existing and possible future sources of liquidity described above, including, without limitation, from the line of credit or the investment contemplated by the stock purchase agreement, are insufficient, then we may be required to curtail or reduce our operations. There can be no assurance that, if we seek to raise additional funds through issuing debt or equity securities or incurring indebtedness, any such additional funds would be available on acceptable terms or at all.

If we become non-compliant with the continued listing standards of the NYSE MKT again, our common stock could be delisted from the NYSE MKT.

On April 17, 2013, we received a letter from the NYSE MKT, or the Exchange, stating that the Exchange determined that we were not in compliance with Sections 134 and 1101 of the Exchange’s Company Guide due to our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2012 with the Securities and Exchange Commission. On May 10, 2013, the Exchange notified us that it accepted our plan of compliance and granted us an extension until July 16, 2013, or the Plan Period, to regain compliance with the continued listing standards of the Company Guide. We successfully filed our Annual Report on Form 10-K for the year ended December 31, 2012 on June 14, 2013 and, accordingly, we regained compliance with the continued listing standards of the Company Guide prior to the end of the Plan Period.

On May 17, 2013, we received another letter from the Exchange, stating that the Exchange determined that we were not in compliance with Sections 134 and 1101 of the Company Guide due to our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 with the Securities and Exchange Commission. On June 19, 2013, the Exchange notified us that it accepted our plan of compliance and granted us an extension until August 15, 2013, also a Plan Period, to regain compliance with the continued listing standards of the Company Guide. We successfully filed our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 on August 9, 2013 and, accordingly, we regained compliance with the continued listing standards of the Company Guide prior to the end of the Plan Period.

Pursuant to Section 1009(h) of the Company Guide, if we, within twelve (12) months of the end of any Plan Period (including any early termination of a Plan Period under the procedures set forth in Section 1009(g) of the Company Guide), are again determined to be in non-compliance with the continued listing standards, then the Exchange staff will examine the relationship between the two incidents of falling below continued listing standards and re-evaluate our method of recovery from the first incident. In such an instance, the Exchange will then take appropriate action, which, depending upon the circumstances, may include truncating the procedures set forth in Section 1009 of the Company Guide or immediately initiating proceedings to delist our common stock from the NYSE MKT.

Concerns regarding the Italian government fiscal and debt crises could have a material adverse effect on our operating results.

A substantial portion of our accounts receivable are concentrated in Italy and may be affected by the recent fiscal and debt crises facing the Italian government. As of December 31, 2013 and December 31, 2012, $4.6 million and $4.4 million, respectively, of our total net accounts receivable were due from customers of our Italian subsidiary, the majority of which are located in Italy. Of our total net accounts receivable, 24% at December 31, 2013 and 27% at December 31, 2012 were due from hospitals and laboratories controlled by the Italian government. We maintain allowances for doubtful accounts, particularly in Italy where payment cycles are longer than in the United States, for potential credit losses based on the age of the accounts receivable and the results of our periodic credit evaluations of our customers’ financial condition.

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

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of December 31, 2013 and 2012, our accounts receivable were $7.0 million and $6.6 million, respectively, and our allowance for doubtful accounts was $1.1 million and $1.0 million, respectively. There is no assurance that we will collect our outstanding accounts receivable or that our allowance for doubtful accounts will be adequate.

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

Our strategic initiatives, including our development and future commercial release of new products such as the next generation ELISA platform–the LISA XL, and the Hb Vario instrument system, may not be successful.

The development and marketing of new or enhanced products, including, without limitation, the LISA XL and Hb Vario instrument systems, is a complex and uncertain process. Accordingly, we cannot be certain that:

•	the LISA XL or the Hb Vario instrument systems will perform as expected,
•	the LISA XL or the Hb Vario instrument systems will enable us to expand the menu of test kits we offer,
•	the LISA XL or the Hb Vario instrument systems will be a source of revenue growth for us,
•	we will receive financial benefits or achieve improved operating results as a result of the future commercial release of the LISA XL or the Hb Vario instrument systems,
•	we will be successful in the marketing of the LISA XL or the Hb Vario instrument systems, or
•	customers will integrate the LISA XL or the Hb Vario instrument systems into their operations as readily as expected.

Any of the above factors may materially and adversely affect our business, prospects, operating results, financial condition or cash flows.

Our future success depends on portfolio expansion, global geographic expansion, market segmentation and market focus strategies, and the development of new markets.

Our success depends, in large part, on expanding our portfolio of products and on our ability to broaden sales of our existing products both in the United States and globally. Through our legacy operations, we have historically developed, manufactured and marketed diagnostic test kits, or assays, and automated instrument systems that are used to aid in the detection of disease primarily in the areas of autoimmune, infectious diseases and clinical chemistry. Our 2012 acquisition of Drew Scientific now allows us to design, manufacture and distribute instrument systems for blood cell counting and blood analysis, to sell diabetic testing products including the DS5 instrument, dispenser and associated reagent kit, which measure long-term glucose control in diabetic patients (HbA1c), and to offer a broad array of equipment for use in the field of human and veterinary hematology. Additionally, our 2012 acquisition of JAS Diagnostics now allows us to manufacture a broad range of liquid stable, diagnostics chemistry reagents used for in vitro diagnostics testing as well as to sell many general chemistry reagents that can be used on numerous open system chemistry instrument analyzers. In an effort to penetrate the market more effectively, we intend to continue expanding our portfolio of products in the areas of autoimmune, infectious diseases, clinical chemistry, hematology and diabetes testing, as well as continue increasing our sales and marketing activities in the United States and throughout the world.

Our success also largely depends on the introduction and acceptance by hospitals, clinics and laboratories of our new diagnostic products and our ability to broaden sales of our existing products to current and new customers.

In an effort to penetrate the market more effectively, we intend to expand our sales and marketing activities by, among other things:

•	increasing our sales force,
•	expanding our promotional activities,
•	developing additional third party strategic distributorships, and
•	participating in trade shows.

There is no assurance that any of the activities or programs described above or any other activities or programs will be successful. The failure of any such activities or programs could have a material adverse effect on our business, prospects, operating results or financial condition.

Our own manufacture of scientific instruments, reagents and test kits may not provide us with anticipated cost savings or competitive advantages.

We have sought to differentiate ourselves from our competitors through our proprietary instrument systems. While some of our competitors offer proprietary instruments, other competitors use third parties to manufacture these instruments for them. We manufacture our Mago® 4 and Mago® 4S instruments at Delta, our wholly-owned subsidiary in Italy. Additionally, our wholly-owned subsidiary located in Springdale, Arkansas, ImmunoVision, produces certain autoimmune reagents and our wholly-owned subsidiary located in Miami Lakes, Florida, Diamedix, produces diagnostic test kits. There can be no assurance that we will realize cost savings or competitive advantages from our own production of scientific instruments, reagents or test kits.

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

We devote substantial resources to research and development to update and improve our existing products, as well as to develop new products and technologies. During 2013, we incurred approximately $1.9 million on our research and development efforts. We may in the future increase the amounts we spend on research and development depending upon, among other things:

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

Our business is dependent on the active participation of our principal executive officers. The loss of the services of any of these individuals could adversely affect our business and future prospects. In addition, our success is dependent on our ability to retain and attract additional qualified management, scientists, engineers, developers and regulatory and other personnel. Competition for such talent is intense and there can be no assurance that we will be able to attract and retain such personnel. Currently, our Interim Chief Executive Officer is the President International Business of ERBA Mannheim, who does not receive any compensation from us for his services as our Interim Chief Executive Officer.

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

During the third quarter of 2007, we determined there was sufficient indication to require us to assess, in accordance with applicable accounting guidance, whether any portion of our goodwill balance, which was recorded in both ImmunoVision and Delta, was impaired. Based primarily upon our estimate of forecasted discounted cash flows for each of these subsidiaries and our market capitalization, we determined that the carrying amount of the goodwill at each of Delta and ImmunoVision was in excess of its respective fair value. We concluded that all $4.7 million of the goodwill recorded at Delta and $1.2 million of the $2.1 million of goodwill recorded at ImmunoVision was impaired. As a result, we recorded a noncash goodwill impairment charge to operations totaling $5.9 million during the third quarter of 2007. Additionally, in October 2012, with the acquisition of Drew Scientific, we recorded goodwill of $2.6 million. No impairment charge was recorded for the goodwill at ImmunoVision or Drew Scientific for 2013 or 2012. However, a decline in our market capitalization or sales by ImmunoVision or Drew Scientific could require us to record impairment charges in future periods for the goodwill recorded for ImmunoVision or Drew Scientific, as the case may be, which would have a material adverse effect on our financial position and operating results.

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

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. We anticipate that the current administration, Congress and certain state legislatures will continue to review and assess the healthcare system and payment methods with an objective of ultimately reducing healthcare costs and expanding access. During March 2010, Congress approved, and the President signed into law, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, which have made and are expected to continue to make significant changes to the healthcare industry. The uncertainties regarding the ultimate features of healthcare reform initiatives and their enactment and implementation, including with respect to the recently approved federal legislation, may have an adverse effect on our customers’ purchasing decisions regarding our products. At this time, we cannot predict what additional healthcare reform proposals will be adopted or what impact the recently approved federal legislation may have on our business and operations. Any impact of the recently approved federal legislation, or additional healthcare reform proposals, may be adverse on our operating results and financial condition.

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

A portion of our facilities, as well as our corporate headquarters and other critical business functions, are located in Miami Lakes, Florida — an area subject to hurricane casualty risk. Although we have certain limited protection afforded by insurance, our business and earnings could be materially adversely affected in the event of a major windstorm.

Political and economic instability and foreign currency fluctuations may adversely affect the revenues generated by our foreign operations.

We have a significant wholly-owned subsidiary, Delta, located in Italy. For the years ended December 31, 2013 and 2012, Delta represented 18% and 26%, respectively, of our net revenues. In addition, our current business plan includes a goal of expanding our product reach on a global basis and specifically in key regions in Europe, South America and Asia. Conducting an international business inherently involves a number of difficulties, risks and uncertainties, such as:

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

For the years ended December 31, 2013 and 2012, 18% and 26%, respectively, of our net revenues were generated in currencies other than the United States dollar, and we anticipate that this percentage may increase in future periods as a result of our efforts to expand our product reach internationally. Fluctuations in the value of foreign currencies relative to the United States dollar affect our operating results. For instance, if the United States dollar strengthens relative to foreign currency, then our earnings generated in foreign currency will, in effect, decrease when converted into United States dollars, which could have a material and adverse effect on our operating results and cash flows. We do not use financial derivatives to hedge exchange rate fluctuations.

Our indebtedness may impact our financial condition and results of operations and the terms of our indebtedness may limit our activities.

On March 1, 2013, we closed down our previously existing line of credit with City National Bank of Florida and we entered into a new loan agreement with Citibank, N.A., which provides for a secured, revolving credit facility of up to $2,000,000. As of December 31, 2013, we had approximately $1,905,000 of indebtedness outstanding under the revolving line of credit pursuant to the loan agreement into which we entered with Citibank, N.A. Subject to applicable restrictions in the loan agreement, we may incur indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including, without limitation, that we may be required to use a portion of our cash flow from operations for the payment of principal and interest due on our outstanding indebtedness, that our outstanding indebtedness and leverage will increase the impact of negative changes in general economic and industry conditions, as well as competitive pressures, and that our ability to obtain additional financing for working capital, capital expenditures or general corporate purposes may be impacted.

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

Amounts outstanding under the revolving line of credit with Citibank, N.A. are collateralized by all of our assets and all of the assets of our wholly-owned subsidiaries located in the United States — Diamedix, ImmunoVision and Drew Scientific. In addition, each of Diamedix, ImmunoVision and Drew Scientific has guaranteed the repayment of amounts outstanding under the revolving line of credit. Further, Transasia, our indirect parent company, has also guaranteed the repayment of amounts outstanding under the revolving line of credit.

The loan agreement, pursuant to which the revolving line of credit with Citibank, N.A. has been made available to us, contains certain positive and negative restrictive covenants which will affect, and in certain respects will limit or prohibit, our ability to, among other things, create or permit any liens on our assets, engage in business activities substantially different than those in which we are currently engaged, enter into certain transactions in which we are not the surviving entity, transfer or sell our assets other than in the ordinary course of business, enter into certain obligations as surety or guarantor, or permit a change of control. In addition, the loan agreement requires us to maintain an enumerated level of a capital base and to maintain an enumerated leverage ratio.

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

ERBA Mannheim beneficially owns, directly or indirectly, approximately 82.4% of the issued and outstanding shares of our common stock. Further, assuming the full consummation of the investment under the stock purchase agreement, as amended, including the full exercise of the warrant, ERBA Mannheim would currently beneficially own, directly or indirectly, approximately 88.7% of the issued and outstanding shares of our common stock. Under our certificate of incorporation, on issues for which our stockholders are eligible to vote, the affirmative vote of a majority of the shares represented at a meeting, in person or by proxy, and entitled to vote is required to approve an action. Consequently, ERBA Mannheim, without the consent of any of our other stockholders, can approve actions that require stockholder approval and elect directors acceptable to them based on their share ownership. Suresh Vazirani, the Chief Executive Officer of ERBA Mannheim, currently serves as executive Chairman of our Board of Directors, Sanjiv Suri, the President International Business of ERBA Mannheim, currently serves as the Interim Chief Executive Officer of our company as well as a member of our Board of Directors, and Kishore “Kris” Dudani, the Marketing and Business Development Representative—South, Central and Latin America of ERBA Mannheim, currently serves as a member of our board of directors. Transasia Bio-Medicals Ltd. is the parent company of ERBA Mannheim.

We have limited rights to the “ERBA” name and may be required to change our name in the future.

As approved by our stockholders at our 2012 annual meeting of stockholders held in June 2012, and as previously approved by our board of directors, we changed the name of our company from “IVAX Diagnostics, Inc.” to “ERBA Diagnostics, Inc.” In connection with our name change, on June 15, 2012, we entered into a use of name license agreement with ERBA Mannheim granting us a royalty-free, non-exclusive license to use the name “ERBA” for an annual fee of one dollar. The license agreement will be terminated upon the earlier of the transfer by ERBA Mannheim to us of all of ERBA Mannheim’s rights, title and interest in and to the use of the name and any stylized logos or marks associated with the name, or otherwise known as the transfer date, and such time, if any, as ERBA Mannheim no longer owns, directly or indirectly, shares of our common stock representing more than 50% of the issued and outstanding shares of our common stock, or otherwise known as the share threshold date. Furthermore, ERBA Mannheim has the right to terminate the license agreement at any time prior to the earlier of the transfer date and the share threshold date, upon providing us with 180 days prior written notice of its intent to terminate and the date upon which the license agreement shall terminate or upon providing us with 30 days prior written notice of any breach of the license agreement by us, which breach remains uncured at the end of such 30 day period. There can be no assurance that ERBA Mannheim will not terminate this license agreement. Upon termination of the license agreement, we would be required to take all steps reasonably necessary to change our name as soon as practicable. The termination of this license agreement could have a material adverse effect on our business, prospects, operating results or financial condition.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements, which are subject to risks and uncertainties, in this Annual Report on Form 10-K. Forward-looking statements may be preceded by, followed by or otherwise include the words “may,” “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “projects,” “could,” “would,” “should,” or similar expressions or statements that certain events or conditions may occur. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by these forward-looking statements. These forward-looking statements are based largely on our expectations and the beliefs and assumptions of our management and on the information currently available to it and are subject to a number of risks and uncertainties, including, but not limited to, the risks and uncertainties associated with:

•	our ability to generate positive cash flow or otherwise improve our liquidity, whether from existing operations, strategic initiatives or possible future sources of liquidity, including, without limitation, from the line of credit or the investment contemplated by the stock purchase agreement, issuing debt or equity securities, incurring indebtedness or curtailing or reducing our operations;
•	the remaining transactions contemplated by the investment under the stock purchase agreement may not be consummated on the contemplated terms, in the time frame anticipated, or at all;
•	the net proceeds of the investment contemplated by the stock purchase agreement may not provide adequate cash resources to fund our operations or liquidity needs for the reasonably foreseeable future;
•	our ability to achieve or sustain profitability from our operations or otherwise secure funds to provide the basis for our long-term liquidity;
•	our broad discretion in our use of the net proceeds from the investment contemplated by the stock purchase agreement;
•	the warrants may not be exercised, in whole or in part;
•	the decision to exercise the warrants will be made by ERBA Mannheim based upon considerations it deems appropriate, which may include, among other things, the future market price of our common stock, which is subject to volatility and a number of other factors, many of which are beyond our control, and, when making any such decision to exercise the warrants, ERBA Mannheim’s interests may conflict with our interests;
•	our ability to pay when due the principal and interest on our outstanding indebtedness under the revolving line of credit;
•	our ability to operate our business under the restrictions imposed by the positive and negative covenants to which we are subject under the loan agreement in connection with the revolving line of credit;
•	our ability to remediate our material weakness relating to our internal control over financial reporting;
•	our ability to maintain compliance with the continued listing standards of the NYSE MKT, the failure of which could result in our common stock being delisted from the NYSE MKT;
•	economic, competitive, political, governmental and other factors affecting us and our operations, markets and products;
•	the success of technological, strategic and business initiatives, including our automation strategy;
•	our ability to successfully launch and market the LISA XL and Hb Vario instrument systems;
•	the impact on our financial condition and operating results of making or changing judgments and estimates as a result of future design changes to, or the development of improved instrument versions of, the LISA XL or Hb Vario instrument systems or as a result of future demand for the LISA XL or Hb Vario instrument systems;

•	the ability of the LISA XL or Hb Vario instrument systems to be a source of revenue growth for us;
•	our ability to receive financial benefits or achieve improved operating results as a result of the commercial release of the LISA XL or Hb Vario instrument systems;
•	the ability of the LISA XL or Hb Vario instrument systems to be a factor in our growth;
•	the ability of the LISA XL or Hb Vario instrument systems to expand the menu of test kits we offer;
•	our ability to successfully market the DSXTM and DS2TM instrument systems from Dynex Technologies in conjunction with our test kits on a worldwide basis;
•	our ability to successfully market the Ds5 instrument system for diabetes testing;
•	our ability to successfully market the Ds360 instrument system for diabetes testing;
•	our ability to successfully market the D3 instrument system for hematology testing;
•	our ability to successfully market the 2280 instrument system for hematology testing;
•	our ability to successfully market generic clinical chemistry reagents;
•	our ability to expand the menu of test kits that we offer to include other complementary infectious disease or autoimmune testing sectors or otherwise;
•	our ability to expand our portfolio of products;
•	our ability to expand geographically;
•	our ability to successfully execute market segmentation and market focus strategies;
•	the response of our current customer base to an expansion of our menu of test kits;
•	our ability to achieve organic growth;
•	our ability to identify or consummate acquisitions of businesses or products;
•	our ability to integrate acquired businesses or products, including, without limitation, our ability to continue integrating Drew Scientific and JAS Diagnostics;
•	acquisitions of business and products, and the integration of acquired businesses and products, may disrupt our business, distract our management and may not proceed as planned, including, without limitation, our acquisition of and our ability to continue integrating Drew Scientific and JAS Diagnostics;
•	our ability to achieve economies of scale or to maximize the utilization of our assets and facilities, after continued integration of Drew Scientific and JAS Diagnostics into our legacy operations;
•	our ability to enter into and exploit the diabetes market;
•	our ability to leverage the marketing and distribution infrastructure that ERBA Mannheim and its affiliates have established around the world;
•	our ability to enhance our position in laboratory automation;
•	our ability to expand our product offerings and/or market reach, including, without limitation, our ability to increase our presence in key countries in Europe, South America, Asia as well as other international markets, or become a leader in the diagnostics industry;
•	the impact the existing global economic conditions may have on our financial condition, operating results and cash flows;
•	the impact of healthcare regulatory reform;
•	constantly changing, and our compliance with, governmental regulation;

•	the impact of our adoption or implementation of new accounting statements and pronouncements on our financial condition and operating results;
•	our limited operating revenues and history of primarily operational losses;
•	our ability to collect our accounts receivable, particularly in Italy, and the impact of making or changing judgments and estimates regarding our allowances for doubtful accounts on our financial condition and operating results;
•	our ability to utilize our net operating losses, whether subject to limitations or not, and its impact on our financial condition and operating results;
•	the impact of any future limitations on our ability to utilize our net operating losses in the event of any future change in control or similar transaction;
•	the impact of making or changing judgments and estimates regarding our deferred tax liabilities and our valuation allowances and reserves against our deferred tax assets on our financial condition and operating results;
•	the impact of making or changing judgments and estimates regarding our goodwill, including the goodwill recorded at ImmunoVision and Drew Scientific, and other intangible assets, such as our hepatitis technology product license, on our financial condition and operating results;
•	our ability to achieve cost advantages from our own manufacture of instrument systems, reagents and test kits;
•	our ability to grow beyond the autoimmune and infectious disease markets and to expand into additional diagnostic test sectors;
•	our ability to derive revenue growth from our manufacture and sale of our own hepatitis products;
•	our production capacity at our facility in Miami Lakes, Florida;
•	our ability to successfully improve our facilities and upgrade or replace our equipment and information systems in the timeframe and utilizing the amount of funds anticipated or at all;
•	our dependence on agreements with ERBA Mannheim, third party distributors and key personnel;
•	consolidation of our customers affecting our operations, markets and products;
•	reimbursement policies of governmental and private third parties affecting our operations, markets and products;
•	price constraints imposed by our customers and governmental and private third parties;
•	our ability to increase the volume of our reagent production to meet increased demand;
•	protecting our intellectual property;
•	political and economic instability and foreign currency fluctuation affecting our foreign operations;
•	the effects of utilizing cash to assist Delta in maintaining its compliance with capital requirements established by Italian law;
•	the holding of a significant portion our cash and cash equivalents at a single brokerage firm, including risks relating to the bankruptcy or insolvency of such brokerage firm;
•	litigation regarding products, distribution rights, intellectual property rights, product liability and labor and employment matters;
•	voting control of our common stock by ERBA Mannheim;
•	conflicts of interest with ERBA Mannheim and its affiliates, including Suresh Vazirani, Sanjiv Suri and/or Kishore “Kris” Dudani, and with our officers, employees and other directors; and
•	other factors discussed elsewhere in this Annual Report on Form 10-K.

Many of these factors are beyond our control.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

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

Drew Scientific leases approximately 1,100 square feet of commercial space in Waterbury, Connecticut and approximately 12,000 square feet of commercial space in Dallas, Texas. From its Connecticut location, Drew Scientific manages technical services and, from its Texas location, it services equipment. JAS Diagnostics leases approximately 30,000 square feet of commercial space in Miami Lakes, Florida, where it manufactures reagents for hematology and clinical chemistry. In January 2014, we began leasing an additional 30,000 square feet of space in Miami Lakes, Florida in an effort to consolidate our Florida and Texas manufacturing operations.

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

Our common stock is listed on the NYSE MKT and trades under the symbol “ERB.”

As of the close of business on April 4, 2014, there were approximately 103 holders of record of our common stock.

The following table sets forth the high and low sales prices of a share of our common stock for each quarter in 2013 and 2012, as reported by the NYSE MKT:

2013	High	Low
Fourth Quarter	$3.10	$1.29
Third Quarter	1.65	0.70
Second Quarter	0.95	0.62
First Quarter	0.93	0.69

2012	High	Low
Fourth Quarter	$0.99	$0.48
Third Quarter	0.90	0.29
Second Quarter	0.72	0.37
First Quarter	0.75	0.41

We did not declare or pay cash dividends on our common stock during 2013 or 2012, and we do not intend to pay any cash dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the information contained in our Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

Our management reviews financial information, allocates resources and manages the business as two segments defined by geographic region. One segment — the domestic region — contains Diamedix, Drew Scientific, ImmunoVision and JAS Diagnostics, our subsidiaries located in the United States, and corporate operations. Our other segment — the European region — contains Delta Biologicals, our subsidiary located in Italy, and, from October 2012 until March 2013, Drew Scientific Limited Co., our subsidiary which was located in the United Kingdom. For financial information related to these segments, see Note 11, Segment Information, to the Consolidated Financial Statements.

Acquisition of Drew Scientific, Inc.

On October 3, 2012, we acquired all of the issued and outstanding shares of capital stock of Drew Scientific, Inc. for $6,500,000. We funded the purchase price by issuing to ERBA Diagnostics Mannheim GmbH, or ERBA Mannheim, 8,666,667 shares of our common stock at a purchase price of $0.75 per share, for an aggregate purchase price of $6,500,000, pursuant to the Stock Purchase Agreement between us and ERBA Mannheim which is discussed throughout this Annual Report on Form 10-K.

Included in the acquisition were Drew Scientific’s wholly-owned subsidiaries — JAS Diagnostics, Inc. in the United States and formerly Drew Scientific Limited Co. in the United Kingdom, which, together with Drew Scientific, Inc., are collectively referred to as Drew Scientific.

We acquired Drew Scientific with the purpose of integrating Drew Scientific’s manufacturing and distribution capabilities with our legacy operations to achieve economies of scale and maximize the utilization of our assets and facilities.

Drew Scientific is a diagnostics company specializing in the design, manufacture and distribution of instruments for blood cell counting and blood analysis. Drew Scientific is focused on providing instrumentation and consumables for the physician office and veterinary office laboratories. Drew Scientific also supplies the reagent and other consumable materials needed to operate the instruments. JAS Diagnostics specializes in the manufacture of a broad range of liquid stable, diagnostics chemistry reagents used for in vitro diagnostics testing. Many of these reagents are single vial stable, which we believe offer ease of use, increased speed of results and extended on-board stability. JAS Diagnostics’ reagents are sold through distributors and directly to end users customers — physicians, reference laboratories, hospital and veterinary diagnostic testing laboratories.

Prior to the October 3, 2012 acquisition date, our management decided to cease the operations of Drew Scientific and its subsidiaries at their facilities in Dallas, Texas and the United Kingdom. As a result, we accrued on the opening balance sheet as of October 3, 2012 estimated plant closing costs, including lease buy-out and severance costs, of $160,000 and $118,000, respectively. Regarding the Dallas, Texas facility, in May 2013, our management initially announced that the closing would be effective in late September 2013, but subsequently made a decision to keep the Dallas facility open for the foreseeable future. With respect to the United Kingdom facility, the closing was effective in late March 2013.

Majority Stockholder

ERBA Mannheim, an in vitro diagnostics company headquartered in Germany, the parent company of which is Transasia Bio-Medicals Ltd., or Transasia, is the beneficial owner, directly or indirectly, of approximately 82.4% of the outstanding shares of our common stock.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, allowance for doubtful accounts, inventories, intangible assets, stock compensation, income and other tax accruals, the realization of long-lived assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our assumptions and estimates may, however, prove to have been incorrect and our actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and the judgments and estimates we make concerning their application have significant impact on our consolidated financial statements.

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

Revenue Recognition

A principal source of revenue is our “reagent rental” program in which customers make reagent kit purchase commitments with us that will usually last for a period of three to five years. In exchange, we typically include an instrument system, which remains our property (or, in the case of a lease financing arrangement, that of the financing company). We also include any required instrument service. The customer, through these reagent kit purchases, pays for both the instrumentation and service over the life of the commitment. We recognize revenue from the reagent kit sales when title passes, which is generally at the time of shipment. If actual reagent kit or instrument failure rates significantly increase, then our future operating results could be negatively impacted by increased warranty obligations and service delivery costs.

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

Cost of Sales and Gross Margins

We strive to control our costs of revenue and thereby maintain our gross margins. Significant items impacting cost of sales include component prices and our direct technical and production personnel costs. Our gross margins have remained relatively stable; however, factors such as sales price, product mix, inventory obsolescence, returns, component price increases and increases in our direct production personnel costs, significantly impact our gross margins from quarter to quarter and represent indicators we monitor on a regular basis.

Operating Expenses

Operating expenses are substantially driven by personnel and related overhead expenses. Significant operating expenses that we monitor include selling, administrative, and research and development.

Liquidity and Cash Flows

Our financial condition remains strong with significant cash, overall significant working capital, and limited long-term liabilities for severance in Italy and deferred income taxes. The change in our cash position was primarily due to cash used in operating activities and cash used for capital expenditures which were offset by an increase in net borrowings under our revolving line of credit.

Balance Sheet

We view cash, accounts receivable, inventory, accounts payable, and our revolving line of credit as important indicators of our financial health. Utilization of our revolving line of credit has increased due to increased sales in Italy and the extended length of time that it takes to collect on accounts receivable in Italy.

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

Inventory

We regularly review inventory quantities on hand, which include components for current or future versions of products and instrumentation. If necessary, we record a provision for excess and obsolete inventory based primarily on our estimates of component obsolescence, product demand and production requirements, as well as based upon the status of a product within the regulatory approval process. In accordance with our inventory accounting policy, our inventory balance includes components for current or future versions of products and instrumentation.

Goodwill, Other Intangibles, and Fixed Assets

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. We test goodwill for impairment on an annual basis and between annual tests when impairment indicators are identified, and goodwill is written down when impaired. Goodwill was recognized in connection with the acquisition of ImmunoVision and the more recent acquisition of Drew Scientific. We perform our annual goodwill impairment test during the last quarter of the fiscal year. No impairment charge was recorded for the goodwill at ImmunoVision or Drew Scientific during 2013 or 2012.

As part of our annual goodwill impairment test, we first perform a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of the qualitative assessment, it is more-likely-than-not (i.e. greater than 50% chance) that the fair value of the reporting unit is less than the carrying amount, then the quantitative impairment test will be required. Otherwise, no further testing will be required.

Examples of events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount include macro-economic conditions such as deterioration in the entity’s operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as an expectation that a reporting unit will be sold or a sustained decrease in its stock price on either an absolute basis or relative to peers.

If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount, then the provisions of authoritative guidance require that we perform a two-step impairment test on goodwill. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value.

We review for impairment our long-live assets, including other intangibles and fixed assets that are held and used in our operations, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such an event or change in circumstances occurs, then we will estimate the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the future undiscounted cash flows is less than the carrying amount of the related assets, then we will recognize an impairment loss.

Stock-Based Compensation

Stock-based compensation expense for all stock-based compensation awards is based on the grant-date fair value estimate calculated in accordance with applicable accounting guidance. We recognize these compensation costs using the straight-line attribution method over the requisite service period of the related award, which is generally the option vesting term of (i) immediately or (ii) in equal annual amounts over a four-year period. We recorded total compensation expense of $134,000 and $55,000 for the years ended December 31, 2013 and 2012, respectively.

Valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns. The fair value of share-based payment awards has been estimated using the Black-Scholes Option Pricing model. Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate expected term, taking into account option exercise and employee terminations. The expected term of options granted represents the periods of time that the options granted are expected to be outstanding. The risk-free rate for years within the expected life of the option is based on the United States Treasury yield curve in effect at the time of the grant.

Income Taxes

We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes.

Prior to 2013, we have experienced net losses from our operations. In accordance with GAAP, we are required to record a valuation allowance against the deferred tax asset associated with these losses if it is more-likely-than-not (i.e. greater than 50% chance) that we will not be able to utilize the net operating loss to offset future taxes. Due to the cumulative net losses from the operations of both our domestic and European operations, we have provided a full valuation allowance against our deferred tax assets as of December 31, 2013. Over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of our net operating loss carry forwards and other temporary differences. Upon reaching such a conclusion, and upon such time as we reverse the entire amount or a portion of the valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

Under Section 382 of the Internal Revenue Code, our ability to use our net operating loss carry forwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA Mannheim of the approximately 72.4% of the then outstanding shares of our common stock. As a result of that acquisition, our ability to utilize net operating loss carry forwards to offset future taxable income is currently limited to approximately $827,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date. The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the September 1, 2010 ownership change, but may be further limited in the event of any future change in control or similar transaction. Our results for the years ended December 31, 2013 and 2012 were not impacted by these limitations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

Net income for the year ended December 31, 2013 was $676,000 compared to a net loss of $1,553,000 for the year ended December 31, 2012. The $2,229,000 increase was composed of the following:

Net revenues increased by $8,906,000 to $28,255,000 in 2013 from $19,349,000 in 2012. This 46% increase was primarily attributed to the inclusion of net revenues of $13,754,000 from Drew Scientific during the full year in 2013, compared to net revenues of $3,391,000 from Drew Scientific during the post-acquisition portion of the year in 2012, offset by other factors from legacy domestic operations resulting in a decrease of $1,457,000. This decrease of $1,457,000 consisted primarily of a decrease in net external revenues from legacy domestic operations of $1,514,000, to $8,783,000 in 2013 from $10,297,000 in 2012.

Cost of sales increased $4,186,000 to $14,443,000 in 2013 from $10,257,000 in 2012. This 41% increase was directly related to the changes in net revenue related to Drew Scientific and legacy domestic operations as mentioned above.

Gross profit increased by $4,721,000 to $13,813,000 in 2013 from $9,092,000 in 2012. This 52% increase was attributed to the inclusion of gross profit of $5,626,0000 from Drew Scientific during the full year in 2013, compared to gross profit of $881,000 from Drew Scientific during the post-acquisition portion of the year in 2012. Gross profit margins increased from 47.0% in 2012 to 48.9% in 2013. This increase was a result of the increase in reagent sales from our acquisition of Drew Scientific, which have a higher gross profit margin than instruments.

Total operating expenses increased by $2,481,000 to $12,776,000 in 2013 from $10,295,000 in 2012. The 24.1% increase was a result of increases in all three operating expense categories: selling expenses increased $692,000, or 15%, to $5,309,000 in 2013 from $4,617,000, in 2012; general and administrative expenses increased $991,000, or 21.8%, to $5,547,000 in 2013 from $4,556,000 in 2012; and research and development expenses increased by $797,000, or 70.9%, to $1,920,000 in 2013 from $1,123,000 in 2012. The increase in total operating expenses is primarily attributable to the inclusion of total operating expenses of $3,864,000 from Drew Scientific during the full year in 2013 compared to total operating expenses of $1,102,000 from Drew Scientific during the post-acquisition portion of the year in 2012.

Operating income was $1,037,000 in 2013 compared to an operating loss of $1,203,000 in 2012. The change from an operating loss in 2012 to an operating profit in 2013 resulted primarily from the inclusion of operating income of $1,762,000 from Drew Scientific during the full year in 2013, compared to operating loss of $221,000 from Drew Scientific during the post-acquisition portion of the year in 2012.

NET REVENUES AND GROSS PROFIT

The following table presents comparative net revenues and gross profit for our operations, including the operations for Drew Scientific since the October 3, 2012 date of acquisition.

	2013	2012	Increase
Net Revenues:
Domestic	$23,117,000	$14,317,000	$8,800,000
European	5,138,000	5,032,000	106,000
Total	28,255,000	19,349,000	8,906,000
Cost of Sales	14,442,000	10,257,000	4,185,000
Gross Profit	$13,813,000	$9,092,000	$4,721,000
% of Total	48.9%	47.0%

The net increase in revenues was primarily attributed to the inclusion of net revenues of $13,754,000 from Drew Scientific during the full year in 2013 compared to net revenues of $3,391,000 from Drew Scientific during the post-acquisition portion of the year in 2012, offset by other factors from legacy domestic operations resulting in a decrease of $1,457,000. This decrease of $1,457,000 consisted primarily of a decrease in net external revenues from legacy domestic operations of $1,514,000, to $8,783,000 in 2013 from $10,297,000 in

2012. The decrease in net revenues from legacy domestic operations of $1,514,000 was principally due to a decrease in reagent sales in the United States due to revamping of the sales organization and significant reduction in the sales to Europe due to economic conditions in major portions of Europe.

The net increase in gross profit was attributed to the inclusion of gross profit of $5,626,000 from Drew Scientific during the full year in 2013 compared to gross profit of $881,000 from Drew Scientific during the post-acquisition portion of the year in 2012. Gross profit as a percentage of net revenues increased from 47.0% in 2012 to 48.9% in 2013, resulting principally from the an increase in reagent sales in Drew Scientific, which have a higher gross profit margin than instrument sales.

OPERATING EXPENSES

The following table presents comparative operating expenses for us, including the amounts for Drew Scientific since the October 3, 2012 date of acquisition. The percentages below are based on the net revenues in the above table.

	2013	% of Revenue	2012	% of Revenue	Increase
Selling	$5,309,000	18.8%	$4,617,000	23.9%	$692,000
General and Administrative	5,547,000	19.7%	4,555,000	23.5%	992,000
Research and Development	1,920,000	6.8%	1,123,000	5.8%	797,000
Total Operating Expenses	$12,776,000	45.3%	$10,295,000	53.2%	$2,481,000

Total operating expenses increased $2,481,000 from $10,295,000 in 2012 to $12,775,000 in 2013.

The 15.0% increase of $692,000 in selling expenses in 2013 compared to 2012 was due to the inclusion of selling expenses of $2,230,000 from Drew Scientific during the full year in 2013 compared to selling expenses of $522,000 from Drew Scientific during the post-acquisition portion of the year in 2012, offset by the decrease of $1,007,000 from legacy domestic operations which was due principally to open sales positions in the United States and lower commissions from lower sales in various commissionable categories.

The 21.8% increase of $992,000 in general and administrative expenses in 2013 compared to 2012 was primarily due to the inclusion of general and administrative expenses of $1,235,000 from Drew Scientific during the full year in 2013 compared to general and administrative expenses of $320,000 from Drew Scientific during the post-acquisition portion of the year in 2012.

The 71.1% increase of $797,000 in research and development expenses in 2013 compared to 2012 was primarily due to an increase in research and development activities from the research and development efforts in Italy related to the development of the next generation ELISA platform — LISA XL. Additional expenditures of approximately Euro 675,000 (equivalent to approximately $896,000) incurred in 2013 related to the research and development efforts in Italy were billed to ERBA Mannheim.

INCOME (LOSS) FROM OPERATIONS

Income from operations totaled $1,037,000 in 2013 as compared to an operating loss of $1,203,000 in 2012, primarily due to the inclusion of operating income of $1,762,000 from Drew Scientific during the full year in 2013 compared to an operating loss of $221,000 from Drew Scientific during the post-acquisition portion of the year in 2012, as well as an improvement in our European operations of $281,000 from an operating loss of $382,000 in 2012 to an operating loss $101,000 in 2013.

OTHER INCOME (EXPENSE), NET

Other income (expense) totaled a net expense of $242,000 in 2013 as compared to a net expense of $228,000 in 2012. The 2013 balance consists of foreign currency transaction gains of $187,000, interest expense of $122,000, expenses of $211,000 related to the acquisition of Drew Scientific, and net other expenses of $96,000. The 2012 amounts consist of foreign currency transaction losses of $56,000, net interest expense of $40,000, expenses of $211,000 related to the acquisition of Drew Scientific, and net other income of $79,000.

INCOME TAX PROVISION

We recorded income tax provisions of $119,000 for 2013 and $122,000 for 2012. The current portion of our tax provisions in both years relates to Italian local income taxes based upon applicable statutory rates effective in Italy. In addition, the domestic provision of $69,000 for 2013 and $81,000 for 2012 represent the deferred tax provisions in these years relating to domestic tax-deductible goodwill. No current tax benefit was recorded during the two years on our losses because we had a full valuation allowance against the net deferred income tax assets.

See also Note 7, Income Taxes, to the Consolidated Financial Statements regarding other tax matters.

NET INCOME (LOSS)

Net income for 2013 was $676,000, compared to a net loss of $1,553,000 in 2012. Drew Scientific generated net income of $1,614,000 during the full year in 2013 as compared to net loss of $238,000 during the post-acquisition portion of the year in 2012. Basic and diluted net income per common share was $0.02 and $0.01, respectively, in 2013 as compared to a net loss per common share of $0.04 in 2012. The net income for 2013 and the net loss for 2012 resulted from the various factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2013, our working capital was $11,549,000 compared to $9,834,000 at December 31, 2012. Cash and cash equivalents totaled $4,031,000 at December 31, 2013 and $4,126,000 at December 31, 2012. As more fully described in Note 3, Acquisition of Drew Scientific, Inc., to the Consolidated Financial Statements, during the year ended December 31, 2012, ERBA Mannheim paid $6,500,000 to us in consideration of the issuance, on October 3, 2012, of 8,666,667 shares of our common stock, which funds were used by us to fund the acquisition, on October 3, 2012, of Drew Scientific and its wholly-owned subsidiaries.

Operating activities

Net cash flows of $932,000 were used in operating activities during 2013 as compared to $202,000 that was provided by operating activities during 2012.

Cash used in operating activities of $932,000 during 2013 was the result of the net income of $676,000, offset by an aggregate use of cash in operating assets and liabilities of $2,827,000 and non-cash items of $1,220,000. The non-cash items include principally depreciation, amortization of intangible assets, noncash compensation, adjustments to each of the allowances for doubtful accounts and inventory obsolescence, and deferred income taxes. Cash used in changes in operating assets and liabilities was due to changes in accounts receivable, inventories, other current assets, deferred liabilities, accounts payable and accrued expenses and other long-term liabilities.

Cash provided by operating activities of $202,000 during 2012 was the result of the net loss of $1,553,000, offset by changes in operating assets and liabilities of $320,000 and non-cash items of $1,435,000. The non-cash items include principally depreciation, amortization of intangible assets, and adjustment to both the allowances for doubtful accounts and inventory obsolescence, and deferred income taxes. Cash provided by changes in operating assets and liabilities was due to changes in accounts receivable, inventories, other current assets, accounts payable and accrued expenses and other long-term liabilities.

Investing activities

As noted above and throughout this Annual Report on Form 10-K, we acquired Drew Scientific on October 3, 2012. As discussed in Note 3, Acquisition of Drew Scientific, Inc., to the Consolidated Financial Statements, the fair value of assets acquired aggregated $8,261,000, including accounts receivable of $1,211,000, inventory of $2,093,000, identifiable intangible assets of $1,848,000, other assets of $485,000, and goodwill of $2,624,000. The fair value of liabilities assumed aggregated $1,761,000.

Net cash of $515,000 and $6,662,000 was used in investing activities during 2013 and 2012, respectively. The cash flows relating to investing activities in 2013 were principally for capital expenditures of $298,000 and acquisition of equipment on lease of $217,000. The cash flows relating to investing activities in 2012 were principally for the acquisition of Drew Scientific ($6,453,000, net of cash acquired of $47,000), capital expenditures of $105,000, acquisition of equipment on lease of $77,000, offset by cash released from restricted deposits of $13,000.

Financing activities

Financing activities during 2013 primarily reflect the draw down of $1,131,000 from our revolving line of credit.

Financing activities during 2012 reflect the receipt of proceeds of $6,950,000 from the issuances of common stock, net proceeds of $86,000 under our revolving line of credit and capital lease payments of $79,000. In April 2012, we received $450,000 from ERBA Mannheim in connection with its partial exercise of the Warrant. In September 2012, we received $6,500,000 from ERBA Mannheim as an advance in connection with our issuance in October 2012 of shares to it under the Stock Purchase Agreement, as amended, between us and ERBA Mannheim. We used the proceeds from this advance to acquire, on October 3, 2012, Drew Scientific and its wholly-owned subsidiaries.

Other matters

Liquidity is expected to be sufficient for the next twelve months from the combination of the existing cash and cash equivalents at December 31, 2013, and the investment that ERBA Mannheim has agreed to make under the Stock Purchase Agreement, including the Warrant, as described throughout this Annual Report on Form 10-K.

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

Our product research and development expenditures were $1,920,000 during the year ended December 31, 2013 and $1,123,000 for the year ended December 31, 2012 of which our subsidiary, Delta Biologics, billed ERBA Mannheim $896,000 in 2013. Actual expenditures will depend upon, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. There can be no assurance that these expenditures will result in the development of new products or product enhancements, which we will successfully complete products under development, that we will obtain regulatory approval or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed.

In connection with our evaluation of our operating results, financial condition and cash position, and specifically considering our results of operations and cash utilization during 2013, we continue to implement measures expected to improve future cash flow. To this end, we expect operating results to continue to improve from the operating results achieved during 2013 based principally upon increases in revenue as a result of new channels of distribution in the United States and international markets.

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

As of December 31, 2013, we had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Note 2, Summary of Significant Accounting Policies, under the heading, Recently Issued Accounting Standards, to the Consolidated Financial Statements regarding recently issued accounting standards applicable to us.

CURRENCY FLUCTUATIONS

For the years December 31, 2013 and 2012, approximately 18.3% and 26.7%, respectively, of our net revenues were generated in currencies other than the United States dollar. We expect that this percentage may increase in the future as a result of our efforts to increase our international presence, particularly in key markets in Europe, Asia and South America. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the relationship of the United States dollar against the Euro resulted in an increase of approximately $164,000 in net revenues for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Our European subsidiary incurs most of its revenue and expenses in Euro, which, to some extent, serves as a natural hedge and limits the net currency exposure.

During the years ended December 31, 2013 and 2012, none of our subsidiaries was domiciled in a highly inflationary environment and the impact of inflation and changing prices on our net revenues and on our loss from continuing operations was not material.

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

INCOME TAXES

Refer to Note 7, Income Taxes, to the consolidated financial statements and the Income Taxes section of Critical Accounting Policies included in this Annual Report on Form 10-K regarding income tax matters.

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

ERBA Diagnostics, Inc. and Subsidiaries
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
ERBA Diagnostics, Inc.

We have audited the accompanying consolidated balance sheets of ERBA Diagnostics, Inc. (a Delaware corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ERBA Diagnostics, Inc. and its subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each for the years in the two year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

Miami, Florida
April 14, 2014

ERBA Diagnostics, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 2013 and 2012

	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,031,071	$4,125,818
Accounts receivable, net	5,546,715	5,643,359
Inventories, net	6,494,173	5,838,150
Related party receivables	1,834,732	725,806
Other current assets	395,196	219,636
Total current assets	18,301,887	16,552,769
PROPERTY, PLANT AND EQUIPMENT:
Land	352,957	352,957
Buildings and improvements	3,136,434	3,068,607
Machinery and equipment	3,831,213	3,731,139
Furniture and fixtures	2,216,720	2,050,241
	9,537,324	9,202,944
Less: accumulated depreciation	(7,976,121)	(7,605,984)
Property, plant and equipment, net	1,561,203	1,596,960
OTHER LONG-TERM ASSETS:
Intangible assets, net	1,480,151	1,812,048
Goodwill	3,494,619	3,494,619
Equipment on lease, net	586,785	585,321
Product license	226,349	282,936
Restricted deposits	204,686	148,040
Other assets	18,786	81,075
Total other long-term assets	6,011,376	6,404,039
Total assets	$25,874,466	$24,553,768
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,953,906	$3,064,516
Capital lease obligation, current	—	21,947
Revolving line of credit	1,904,879	822,635
Other accrued expenses	2,894,430	2,809,447
Total current liabilities	6,753,215	6,718,545
OTHER LONG-TERM LIABILITIES:
Deferred tax liabilities	576,160	509,365
Other long-term liabilities	1,027,425	993,980
Total other long-term liabilities	1,603,585	1,503,345
Total liabilities	8,356,800	8,221,890
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01, authorized 100,000,000 shares, issued and outstanding 43,658,221 in 2013 and 2012	436,582	436,582
Additional paid-in capital	53,081,370	52,947,370
Accumulated deficit	(35,861,343)	(36,537,171)
Accumulated other comprehensive loss	(138,943)	(514,903)
Total shareholders’ equity	17,517,666	16,331,878
Total liabilities and shareholders’ equity	$25,874,466	$24,553,768

The accompanying notes to consolidated financial statements are an integral part of these statements.

ERBA Diagnostics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2013 and 2012

	2013	2012
NET REVENUE	$28,255,317	$19,349,004
COST OF SALES	14,442,815	10,257,367
Gross profit	13,812,502	9,091,637
OPERATING EXPENSES:
Selling	5,308,528	4,616,684
General and administrative	5,547,078	4,555,577
Research and development	1,920,171	1,122,537
Total operating expenses	12,775,777	10,294,798
Income (loss) from operations	1,036,725	(1,203,161)
OTHER INCOME (EXPENSE), NET:
Interest income (expense)	(121,963)	(39,808)
Unrealized gain (loss) on foreign currency transactions	187,252	(55,793)
Acquisition expenses	(211,045)	(211,099)
Other income (expense), net	(96,087)	78,550
Total other income (expense), net	(241,843)	(228,150)
Income (loss) before provision for income taxes	794,882	(1,431,311)
PROVISION FOR INCOME TAXES	119,054	122,045
Net income (loss)	675,828	(1,553,356)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	375,960	152,962
Total comprehensive income (loss)	$1,051,788	$(1,400,394)
NET INCOME (LOSS) PER SHARE – Basic	$0.02	$(0.04)
NET INCOME (LOSS) PER SHARE – Diluted	$0.01	$(0.04)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	43,658,221	36,947,292
Diluted	48,542,706	36,947,292

The accompanying notes to consolidated financial statements are an integral part of these statements.

ERBA Diagnostics, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2013 and 2012

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balances as of December 31, 2011	34,391,554	$343,915	$46,035,037	$(34,983,815)	$(667,865)	$10,727,272
Issuance of common stock	9,266,667	92,667	6,857,333	—	—	6,950,000
Stock compensation expense	—	—	55,000	—	—	55,000
Net (loss)	—	—	—	(1,553,356)	—	(1,553,356)
Foreign currency translation adjustment	—	—	—	—	152,962	152,962
Balances as of December 31, 2012	43,658,221	$436,582	$52,947,370	$(36,537,171)	$(514,903)	$16,331,878
Stock compensation expense	—	—	134,000	—	—	134,000
Net income	—	—	—	675,828	—	675,828
Foreign currency translation adjustment	—	—	—	—	375,960	375,960
Balances as of December 31, 2013	43,658,221	$436,582	$53,081,370	$(35,861,343)	$(138,943)	$17,517,666

The accompanying notes to consolidated financial statements are an integral part of these statements.

ERBA Diagnostics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$675,828	$(1,553,356)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities –
Depreciation and amortization	960,070	726,214
Provision for doubtful accounts receivable	39,221	195,940
Provision for inventory obsolescence	17,652	377,486
Non-cash compensation	134,000	55,000
Deferred income tax provision	68,788	80,689
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	294,920	1,039,949
Inventories	(584,383)	(179,128)
Other current assets	(235,722)	(60,585)
Accounts payable and accrued expenses	(1,190,856)	(116,953)
Related party receivables	(1,125,161)	(322,370)
Other long-term liabilities	13,918	(41,180)
Net cash provided by (used in) operating activities	(931,725)	201,706
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(297,909)	(105,233)
Acquisition of equipment on lease, net	(217,167)	(76,616)
Acquisition of Drew Scientific, Inc., net of cash acquired	—	(6,453,404)
Decrease in restricted deposits	—	12,797
Net cash (used in) investing activities	(515,076)	(6,622,456)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of share offering	—	6,950,000
Net proceeds from revolving line of credit	1,130,707	86,069
Capital lease payments	(21,947)	(78,929)
Net cash provided by financing activities	1,108,760	6,957,140
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	243,294	(63,816)
NET INCREASE IN CASH AND CASH EQUIVALENTS	(94,747)	472,574
CASH AND CASH EQUIVALENTS, beginning of year	4,125,818	3,653,244
CASH AND CASH EQUIVALENTS, end of year	$4,031,071	$4,125,818
SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$—	$8,836
Interest paid	$28,156	$39,911
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES: Refer to Note 3

The accompanying notes to consolidated financial statements are an integral part of these statements.

ERBA Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1  ORGANIZATION AND OPERATIONS

As approved by the Company’s stockholders at the Company’s Annual Meeting of Stockholders held on June 15, 2012, and as previously approved by the Company’s Board of Directors, the Company’s name was changed from IVAX Diagnostics, Inc. to ERBA Diagnostics, Inc. (“ERBA Diagnostics” or the “Company”). The Company is a Delaware corporation and, through its subsidiaries, is engaged in developing, manufacturing and marketing diagnostic test kits, reagents and instruments for use in hospitals, reference laboratories, clinical laboratories, research laboratories, doctors’ offices and other commercial companies. The Company’s products and instrumentation are sold globally.

On September 1, 2010, ERBA Diagnostics Mannheim GmbH, an in vitro diagnostics company headquartered in Germany (“ERBA Mannheim”), the parent company of which is Transasia Bio-Medicals Ltd. (“Transasia”), purchased all of the approximately 72.4% of the outstanding shares of the Company’s common stock then owned by the Debregeas-Kennedy Group for an aggregate purchase price of approximately $15,000,000, or $0.75 per share. As a result of this share acquisition, the consummation of the various transactions contemplated by the investment made by ERBA Mannheim pursuant to that certain Stock Purchase Agreement, as further described in Note 13, Related Party Transactions, including ERBA Mannheim’s purchase from the Company, and the Company’s issuance to ERBA Mannheim, of an aggregate of 15,333,334 shares of the Company’s common stock, and ERBA Mannheim’s exercise, in part, of the Warrant, as further described in Note 13, Related Party Transactions, for 600,000 shares of the Company’s common stock, ERBA Mannheim now beneficially owns, directly or indirectly, approximately 82.4% of the outstanding shares of the Company’s common stock.

2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements are presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and include the accounts of ERBA Diagnostics, Inc. and its wholly-owned subsidiaries Diamedix Corporation (“Diamedix”), ImmunoVision, Inc. (“ImmunoVision”) and Delta Biologicals, S.r.l. (“Delta Biologicals”) and, from and after the acquisition date of October 3, 2012, Drew Scientific, Inc. and its subsidiaries (“Drew Scientific”) (as more fully described in Note 3, Acquisition of Drew Scientific, Inc.). All significant intra-entity balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities, at the date of and for the period of the consolidated financial statements. The Company’s actual results in subsequent periods may differ from the estimates and judgments used in the preparation of the accompanying consolidated financial statements. Significant estimates include the allowance for doubtful accounts, inventories, intangible assets, income and other tax accruals, stock based compensation, the computation of fair-value measurements related to the acquisition of Drew Scientific, the realization of long-lived assets and contingencies and litigation.

Cash and Cash Equivalents

The Company considers certain short-term investments in money market accounts with original maturities of three months or less to be cash equivalents.

ERBA Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

The allowance for doubtful accounts was $1,064,739 and $995,662 as of December 31, 2013 and 2012, respectively, and activity for the years then ended was as follows:

	2013	2012
Balance as of January 1	$995,662	$716,599
Provision	39,559	625,935
Write-offs	—	(361,229)
Effects of changes in foreign exchange rates	29,518	14,357
Balance as of December 31	$1,064,739	$995,662
Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Components of inventory cost include materials, labor and manufacturing overhead. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life and current market conditions. Inventory costs associated with marketed products are capitalized, as are certain unapproved products prior to regulatory approval and product launch, based on management’s judgment of probable future economic benefit which includes an assessment of probability of future commercial use and net realizable value. With respect to instrumentation products, the Company purchases instrument parts and, in some cases, manufactures instrument components in preparation for the commercial launch of the instrument in amounts sufficient to support forecasted initial market demand. Inventory is not capitalized unless the product or instrument is considered to have a high probability of receiving regulatory approval. The Company may make this determination prior to its submission to the United States Food and Drug Administration (“FDA”) of a 510(k) application or other required regulatory submission. In determining probability, if the Company is aware of any specific risks or contingencies that are likely to adversely impact the expected regulatory approval process, then it would not capitalize the related inventory but would instead expense it as incurred. Additionally, the Company’s estimates of future instrumentation and diagnostic kit product demand, or judgment of probable future economic benefit, may prove to be inaccurate, in which case any resulting adjustments to the value of inventory would be recognized

ERBA Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

at the time of such determination. Reserves are provided as appropriate to reduce excess or obsolete inventories to the lower of cost or market. Inventories, net consist of the following as of December 31, 2013 and 2012:

	2013	2012
Raw materials	$3,123,380	$1,712,199
Work-in-process	624,454	664,880
Finished goods	2,746,339	3,461,071
Total inventories, net	$6,494,173	$5,838,150

The Company regularly reviews inventory quantities on hand, which include components for current or future versions of products and instrumentation. If necessary, the Company records a provision for excess and obsolete inventory based primarily on its estimates of component obsolescence, product demand and production requirements, as well as based upon the status of a product within the regulatory approval process. In accordance with the Company’s inventory accounting policy, the Company’s inventory balance at times includes components for current or future versions of products and instrumentation. Inventory reserves were approximately $1,129,000 and $816,000 as of December 31, 2013 and December 31, 2012, respectively.

Our inventory balance as of December 31, 2012 included approximately $100,000 of inventory relating to our hepatitis product, substantially all of which has a shelf life exceeding five years, for which we obtained “CE Marking” approval in the European Union during 2011 and for which we have begun selling in certain markets. As a result of sales in 2013, the inventory balance has been depleted as of December 31, 2013.

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

Depreciation expense was $393,462 and $326,917 during the years ended December 31, 2013 and 2012, respectively.

Equipment on Lease, Net

The cost of the Company’s owned instruments, which are placed under reagent rental programs at customer facilities for testing and usage of the Company’s products (see Note 2, Summary of Significant Accounting Policies, below under the heading Revenue Recognition), less accumulated amortization, consists of the following as of December 31, 2013 and 2012:

	2013	2012
Equipment on lease, at cost	$6,773,917	$6,666,122
Less accumulated amortization	6,187,132	6,080,801
	$586,785	$585,321

Equipment on lease is typically amortized over three or five years. Amortization expense was $214,237 and $172,175 for the years ended December 31, 2013 and 2012, respectively.

ERBA Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Intangible Assets

Intangible assets relate to the acquisition of Drew Scientific (as more fully described in Note 3, Acquisition of Drew Scientific, Inc.) and consist of the following as of December 31, 2013 and 2012:

	Estimated Useful Life (Years)	As of December 31, 2013			As of December 31, 2012
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	4.8	$1,026,532	$266,957	$759,575	$1,026,532	$53,096	$973,436
Trademarks/ tradenames	10	512,701	64,087	448,614	512,701	12,817	499,884
Patents	7	309,057	53,168	255,889	309,057	9,972	299,085
Lease rights	2	47,140	31,067	16,073	47,140	7,497	39,643
		$1,895,430	$415,279	$1,480,151	$1,895,430	$83,382	$1,812,048

Amortization expense is computed principally on a straight-line basis and for the next five years approximates:

Years Ending December 31,
2014	$324,000
2015	306,000
2016	306,000
2017	216,000
2018	94,000
$1,228,000

Amortization expense related to the acquired intangible assets for the years ended December 31, 2013 and 2012 amounted to $331,897 and $83,382, respectively.

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

For the annual test of its remaining goodwill at ImmunoVision, the Company determined fair value primarily based upon the income approach, which estimates the fair value based on the future discounted cash flows, rather than the market approach, which estimates the fair value based on market prices of comparable companies. The Company believes the income approach is more appropriate to determine the fair value at ImmunoVision and should therefore be more heavily weighted due to the fact that similar public companies comparable to ImmunoVision are difficult to identify and current market conditions are in a period of volatility with wide ranging multiples. Based upon this methodology, and utilizing significant assumptions in the income approach that included a forecasted cash flow period of five years, long-term annual growth rates of 3% for both years and a discount rate of 19% and 20% for 2013 and 2102, respectively, no impairment was recorded for the years ended December 31, 2013 or 2012.

The goodwill of Drew Scientific was also subjected to the annual testing for impairment and its value was determined by the Company with similar significant reliance on the income approach. This approach utilized significant assumptions including a forecasted cash flow period of five years, a long-term annual growth rate 3% and a discount rate of 19%. The market approach was not considered to be as reliable as the income approach due to the difficulty of identifying similar publicly traded companies comparable to Drew Scientific

ERBA Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

and the stock price volatility in the industry. The Company determined that the income approach is more appropriate, and, based upon the results of the Company’s analysis, no impairment was recorded during the year ended December 31, 2013.

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

The Company does not believe that there were any events or changes in circumstances which indicate that the carrying amounts of its long-lived assets may not be recoverable as of December 31, 2013 and 2012, respectively.

Restricted Deposits

Long-term restricted deposits of $204,686 and $148,040 as of December 31, 2013 and 2012, respectively, consist primarily of cash deposits required as part of the sales tender process with governmental customers in Italy and cash deposits made in connection with capital and operating leases.

Foreign Currency Translation

The Company has operations that are located in Italy and is working to increase its presence in other international markets. Assets and liabilities as stated in the local reporting and functional currency are translated at the rate of exchange prevailing at the balance sheet date. Amounts in the consolidated statements of operations and comprehensive loss are translated at the average exchange rates for the period. The gains or losses that result from this process are shown in the “Accumulated Other Comprehensive Loss” in the consolidated statements of operations and comprehensive loss and consolidated statements of shareholders’ equity.

The Company does not use financial derivatives to hedge exchange rate fluctuations.

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations approximate fair value due to the short-term maturity of the instruments. The Company does not speculate in the foreign exchange market.

Revenue Recognition

Revenue and the related cost of sales on sales of test kits and instruments are recognized when risk of loss and title passes, which is generally at the time of shipment. Net revenue is comprised of gross revenue less provisions for expected product returns, allowances, discounts and warranty claims. Provisions and discounts for the years ended December 31, 2013 and 2012 were not significant.

The Company recognizes milestone payments when earned, as evidenced by written acknowledgement from the collaborator, provided that the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, the milestone represents the culmination of an earnings process, the milestone payment is non-refundable and the Company’s past research and development services, as well as the Company’s ongoing commitment to provide research and development services under the collaboration, are charged at fees that are comparable to the fees that the Company customarily charges for similar research and development services.

The Company also owns instruments that it places, under “reagent rental” programs common to the industry, for periods of time at customer facilities for usage with the Company’s products (“Equipment on Lease”).

ERBA Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Research and Development Costs

Research and development costs related to future products are expensed as incurred. As described in Note 13, Related Party Transactions, the Company entered into a contract research and development agreement with ERBA Mannheim during 2011. Expenses incurred pursuant to that contract are included in cost of sales as the related revenues are recorded from the achievement of milestones.

Foreign Currency Transactions

The Company has assets and liabilities held in foreign currency which are translated at period-end exchange rates, and revenues and expenses are translated at average rates prevailing during the period. Certain accounts receivable from customers are collected and certain accounts payable to vendors are payable in currencies other than the functional currencies of the Company. These amounts are adjusted to reflect period-end exchange rates. The Company recognized an unrealized gain on foreign currency transactions of $187,252 during the year ended December 31, 2013. The Company recognized an unrealized loss on foreign currency transactions of $55,793 during the year ended December 31, 2012.

Stock-Based Compensation Plans

Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimates. Compensation costs are recognized on a straight line basis over the requisite service period of the award, which is generally the option vesting term or immediately for options vested at the date of grant. Valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee terminations. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the United States Treasury yield curve in effect at the time of the grant. The Company estimates forfeitures for employee stock options and recognizes the compensation costs for only those options expected to vest. Forfeiture rates are determined for two groups, for directors and senior management and for all other employees, based upon historical experience. Estimated forfeitures are adjusted to actual forfeiture experience as needed. The cumulative effect of the change in forfeiture rates was immaterial for the years ended December 31, 2013 and 2012.

As of December 31, 2013, the Company had stock-based employee compensation plans as described in Note 10, Shareholders’ Equity. The Company recorded total compensation expense of $134,000 for the year ended December 31, 2013 and $55,000 for the year ended December 31, 2012.

Income (Loss) per Share

Basic income (loss) per share excludes any dilution. It is based upon the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common

ERBA Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

stock. As of December 31, 2013 and 2012, 450,000 and 15,854,204 shares of common stock, respectively, underlying stock options and warrants were not included in computing diluted income per share because their effects would be anti-dilutive.

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

ERBA Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3  ACQUISITION OF DREW SCIENTIFIC, INC.

Summary of Transaction

On October 3, 2012, the Company acquired all of the issued and outstanding shares of capital stock of Drew Scientific from a subsidiary of Escalon Medical Corp. (“Escalon”) pursuant to a Stock Purchase Agreement between, among others, the Company and Escalon.

The acquired businesses had been commonly known as the Escalon Clinical Diagnostics Business, which consisted of Drew Scientific (located in Waterbury, Connecticut, and Dallas, Texas), and its wholly-owned subsidiaries JAS Diagnostics, Inc. (“JAS Diagnostics”) ( located in Miami Lakes, Florida), and Drew Scientific Limited Co. (previously located in Barrow-in-Furness, United Kingdom). This group of companies develops and sells A1c and Hematology diagnostic instruments, reagents and chemistries. Drew Scientific provides instrumentation and consumables for physician office, small hospital and veterinary research laboratories. Drew Scientific also supplies the reagent and other consumable materials needed to operate the instruments. JAS Diagnostics manufactures a broad range of chemical reagents used in in vitro diagnostics tests.

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

The purpose of the acquisition was to integrate Drew Scientific’s manufacturing and distribution capabilities with the Company’s operations in an effort to achieve economies of scale and maximize the utilization of the Company’s assets and facilities. Assets acquired included certain intangible assets: customer relationships (to be amortized over 4.8 years), patents (to be amortized over a weighted average estimated useful life of approximately 7 years), and trademarks/tradenames (to be amortized over 10 years). The excess of the purchase price over the estimated fair values of the identifiable assets was recorded as goodwill primarily attributable to synergies expected to be gained from the integration of Drew Scientific into the Company’s existing operations. Transaction costs of approximately $211,000 associated with this acquisition were expensed as incurred through the consolidated statement of operations and comprehensive loss in each of the years ended December 31, 2013 and 2012.

ERBA Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3  ACQUISITION OF DREW SCIENTIFIC, INC.  – (continued)

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

Pursuant to the Stock Purchase Agreement between the Company and Escalon, the Company executed an election under Internal Revenue Code Section 338(h)(10), on behalf of both the buyer(s) and seller(s) to treat the transaction as if it were a sale of assets for income tax purposes. The impact of this election has allowed the Company to step-up the basis of all acquired assets to fair market value in a fashion similar to the purchase accounting treatment described earlier for the financial accounting books of record.

Prior to the October 3, 2012 acquisition date, the Company’s management decided to cease the operations of Drew Scientific Limited Co. located in the United Kingdom and Drew Scientific’s Dallas, Texas facility. As a result, the Company has accrued on the opening balance sheet as of October 3, 2012 estimated plant closing costs, including lease buy-out and severance costs, of $160,000 and $118,000, respectively. Regarding the Dallas, Texas facility, in May 2013, the Company’s management initially announced that the closing would be effective in late September 2013, but subsequently made a decision to keep the Dallas facility open for the foreseeable future. With respect to the United Kingdom facility, the closing was effective in late March 2013.

Included in the accompanying 2012 consolidated statement of operations and comprehensive loss are Drew Scientific revenues of approximately $3,391,000 and net loss of approximately $238,000 since October 3, 2012, the acquisition date. Included in the accompanying 2013 consolidated statement of operations and comprehensive loss are Drew Scientific revenues of approximately $13,755,000 and net income of approximately $1,614,000. Unaudited pro forma information for the year ended December 31, 2012 of the Company as though the Company had completed the acquisition of Drew Scientific as of the beginning of the year would be approximately as follows: revenues of $29,264,000; net loss of $1,368,000; and net loss per share of $0.04. This unaudited pro forma financial information is presented for informational purposes only. The unaudited pro forma financial information may not necessarily reflect our future results of operations or what the results of operations would have been had the Company owned and operated Drew Scientific as of the beginning of the periods presented.

ERBA Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4  GOODWILL

The FASB guidance for goodwill and other intangible assets uses the concept of reporting units. All acquisitions must be assigned to a reporting unit or units. Reporting units have been defined under the standards to be the same as or one level below an operating segment. The components of the carrying amount of goodwill as of December 31, 2013 and 2012 are as follows:

	Gross Carrying Amount	Accumulated Impairment	Net Book Value
ImmunoVision	$6,722,725	$(5,852,435)	$870,290
JAS Diagnostics	$2,624,329	—	2,624,329
	$9,347,054	$(5,852,435)	$3,494,619

5  PRODUCT LICENSE

In September 2004, the Company entered into a license agreement with an Italian diagnostics company to obtain a perpetual, worldwide, royalty-free license of product technology used by the Italian diagnostics company. This licensed hepatitis product technology is existing technology, which the Italian diagnostics company had developed and successfully commercialized to manufacture hepatitis products sold by them and for which it had already received “CE Marking” approval from the European Union. Through the acquisition of this existing technology in its current form, the Company expects to be able to derive revenue from the manufacture and sale of new hepatitis products. In exchange for the Italian diagnostics company’s assistance in transferring the know-how of the manufacturing technology, the Company agreed to pay a total of 1,000,000 Euro in the form of four milestone payments upon the Italian diagnostics company’s achievement of certain enumerated performance objectives related to the transfer of such existing technology. Three of the four milestone payments, totaling 900,000 Euro, were made in prior years. During the year ended December 31, 2013, the balance of 100,000 Euro (equivalent to approximately $132,000) was offset against the accounts receivable owed to the Company from the Italian diagnostics company. In October 2011, the Company received “CE Marking” granting approval for the remaining products covered under the license agreement.

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

While the license is perpetual, the Company believes that the expected economic useful life of the license will be five years after the Company began to utilize the licensed technology for its intended purpose. Sales commenced in January 2013, at which time amortization of the license began. The Company amortized approximately $57,000 related to the license during the year ended December 31, 2013. The Company will amortize approximately $57,000 for each of the next four years related to the product license.

6  CONCENTRATION OF CREDIT RISK

The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts as required. The Company maintains allowances for doubtful accounts, particularly in Italy where payment cycles are longer than in the United States, for potential credit losses based on the age of the accounts receivable and the results of the Company’s periodic credit evaluations of its customers’ financial condition. Additionally, the Company periodically receives payments based upon

ERBA Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6  CONCENTRATION OF CREDIT RISK  – (continued)

negotiated agreements with governmental regions in Italy, acting on behalf of hospitals located in the region, in satisfaction of previously outstanding accounts receivable balances.

A substantial portion of the Company’s accounts receivable and revenues are derived from Delta Biologicals, the Company’s subsidiary located in Italy, and its operations may be affected by the recent fiscal and debt crisis the Italian government is facing. As of December 31, 2013 and 2012, Delta Biologicals’ accounts receivable, primarily due from Italian companies, were approximately $4,647,000 and $4,394,000, respectively. Amounts due from hospitals and laboratories controlled by the Italian government as of December 31, 2013 and 2012 were approximately $1,700,000 and $1,719,000, respectively, which accounted for approximately 24% and 27%, respectively, of the Company’s consolidated net accounts receivable. Delta Biologicals recognized revenues during the years ended December 31, 2013 and 2012 in the amount of approximately $5,138,000 and $5,032,000, respectively, which represented approximately 18% and 26%, respectively, of the Company’s consolidated net revenues.

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

The Company’s cash management and investment policies restrict investments to low-risk, highly liquid securities, and the Company performs periodic evaluations of the credit standing of the financial institutions with which it deals. A significant portion of the Company’s cash and cash equivalents are presently held at one international securities brokerage firm. Accordingly, the Company is subject to credit risk of approximately $1,704,000 if this brokerage firm is unable to repay the balance in the account or deliver the Company’s securities or if the brokerage firm should become bankrupt or otherwise insolvent. The Company’s cash balances exceed federally insured limits by approximately $954,020 as of December 31, 2013.

7  INCOME TAXES

The provision (benefit) for income taxes consists of the following for the years ended December 31, 2013 and 2012:

	2013	2012
Current:
Domestic	$—	$10,500
Foreign	50,266	30,856
Deferred:
Domestic	68,788	80,689
Total	$119,054	$122,045

ERBA Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7  INCOME TAXES  – (continued)

The components of income (loss) before income taxes are as follows for the years ended December 31, 2013 and 2012:

	2013	2012
Domestic	$1,056,504	$(948,194)
Foreign	(261,622)	(483,117)
Total	$794,882	$(1,431,311)

The significant components of the net deferred income tax asset balances are as follows as of December 31, 2013 and 2012:

	2013	2012
Current:
Accounts receivable allowances	$301,628	$275,413
Reserves and accruals	248,119	384,065
Capitalized inventory costs	102,742	116,897
Other	608	608
Valuation allowance	(653,097)	(776,983)
Deferred income taxes	—	—
Long-term:
Depreciation and basis differences on tangible and intangible assets	396,524	305,052
Stock based compensation	410,987	359,397
Other	(53,372)	20,433
Foreign net operating losses	1,005,901	931,213
Domestic net operating losses	7,063.328	7,411,884
Valuation allowance	(8,823,368)	(9,027,979)
Net deferred tax asset	$—	$—

The net deferred income tax liability balance consists of tax deductible goodwill of $578,153 and $509,365, as of December 31, 2013 and 2012, respectively.

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

The Company has established a full valuation allowance on its net domestic deferred tax assets, which are primarily comprised of net operating loss carryforwards. Accordingly, as of December 31, 2013 and 2012, the Company had no net domestic deferred tax assets. As of December 31, 2013 and 2012, the Company had net deferred tax liabilities of $578,153 and $509,365, respectively, relating to tax deductible goodwill which is not expected to reverse in the foreseeable future. Additionally, as of December 31, 2013 and 2012, the Company also had no net foreign deferred tax asset, as a full valuation allowance was provided. Future changes in the estimated net realizable value of the deferred tax assets or deferred tax liabilities could cause the provision for income taxes to vary significantly from period to period.

ERBA Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7  INCOME TAXES  – (continued)

A reconciliation of the difference between the expected provision (benefit) for income taxes using the statutory U.S. Federal tax rate and the Company’s actual provision (benefit) is as follows for the years ended December 31, 2013 and 2012:

	2013	2012
Provision (benefit) for income taxes at U.S. Federal statutory rate of 35%	$298,591	$(500,959)
		—
Change in valuation allowance (excluding portion relating to stock options)	(328,498)	239,458
Foreign tax rate differential	63,480	293,028
Global permanent differences	85,481	90,518
Provision (benefit) for income taxes	$119,054	$122,045

The Company’s income tax provision or benefit for the years ended December 31, 2013 and 2012 was different from the amount computed on the loss before provision (benefit) for income taxes at the statutory rate of 35% primarily due to changes in the valuation allowance, foreign tax rate differential and global permanent differences. The Company recorded a net income tax provision of $119,054 during the year ended December 31, 2013 and a net income tax provision of $122,045 during 2012.

Domestic net operating losses generated by the Company total $18,110,000 as of December 31, 2013 and are subject to any applicable limitations as described below. The net operating losses included in the domestic net deferred tax asset will begin to expire in 2022. Under Section 382 of the Internal Revenue Code, the Company’s use of its net operating loss carryforwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA Mannheim of the approximately 72.4% of the then outstanding shares of the Company’s common stock previously owned by the Debregeas-Kennedy Group. As a result of that acquisition, the Company’s ability to utilize net operating loss carryforwards to offset any future taxable income is currently limited to approximately $825,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date. The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the ownership change. The limitations of these net operating loss carryforwards did not impact the Company’s results for the years ended December 31, 2013 or 2012.

United States income taxes have not been provided on undistributed earnings of foreign subsidiaries, as such earnings are being retained indefinitely by such subsidiaries for reinvestment. The distribution of these earnings would first reduce the domestic valuation allowance before resulting in additional United States income taxes.

As of December 31, 2013, the Company’s Federal income tax returns for the years 2010 through 2013 and, with respect to foreign operations, the Italian income tax returns for 2009 through 2013 remain subject to examination. Although the Company’s Federal income tax returns from 2002 through 2009 are not generally open to examination, the Company remains subject to adjustments in these years to the extent of the net operating losses being carried forward from those years. No examinations are currently in progress with any taxing authorities.

Regarding the accounting for uncertainties in income taxes, the Company recognizes the financial statement liability of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest liability that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. As of December 31, 2013 and 2012,

ERBA Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7  INCOME TAXES  – (continued)

the Company had no unrecognized tax liabilities. If uncertain tax positions had been recorded, then the Company would recognize interest and penalties related to uncertain tax positions in income tax expense.

Under the Internal Revenue Code, pursuant to the Health Care and Education Reconciliation Act of 2010 and in conjunction with the Patient Protection and Affordable Care Act, a new excise tax has been imposed on the sale of certain medical devices beginning on January 1, 2013. This medical device excise tax has been imposed on manufacturers, importers and producers of certain devices listed with the FDA. During the year ended December 31, 2013, the Company accrued approximately $185,000 in connection with its obligation to pay the new medical device excise tax.

8  EMPLOYEE BENEFIT PLANS

The Company has a 401(k) employee savings plan which allows for pre-tax employee payroll contributions and discretionary employer matching contributions. The Company did not make any matching contributions during the year ended December 31, 2013. Matching contributions during the year ended December 31, 2012 were $112,970.

Drew Scientific adopted a 401(k) retirement plan for Drew Scientific’s United States employees. Employer contributions are discretionary; no employer contributions have been made to the 401(k) retirement plan since Drew Scientific was acquired by Escalon on July 23, 2004. This plan has continued subsequent to October 3, 2012, the date of the acquisition of Drew Scientific by the Company; during the year ended December 31, 2013, this plan was merged into the Company’s 401(k) employee savings plan.

Drew Scientific also had a defined contribution retirement plan. This plan had continued subsequent to October 3, 2012 and was available only to Drew Scientific’s United Kingdom employees. Employer contributions since the date of acquisition through December 31, 2012 were not material; the plan was terminated in February 2013 as part of the closure of the United Kingdom facility.

9  ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses consist of the following as of December 31, 2013 and 2012:

	2013	2012
Payroll costs	$645,943	$892,564
Taxes, primarily VAT	800,756	572,095
Professional fees	583,991	277,416
Royalties	65,270	82,562
Accrued acquisition costs	—	70,004
Accrued plant closing costs	172,632	274,888
Deferred revenue	249,159	406,840
Other	376,679	233,078
Balance as of December 31	$2,894,430	$2,809,447

Other long-term liabilities of $1,027,425 as of December 31, 2013, and $993,980 as of December 31, 2012, consist primarily of Italian employee leaving indemnity. Italian law provides that each employee is entitled to receive a payment upon severance of employment. The amounts vest immediately and are adjusted for inflation.

ERBA Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10  SHAREHOLDERS’ EQUITY

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

During the years ended December 31, 2013 and 2012, the Company entered into various agreements and transactions with its majority stockholder. See Note 13, Related Party Transactions.

Share Repurchase Program

In 2002, the Company’s Board of Directors approved a program to repurchase up to 2,000,000 shares of the Company’s publicly held common stock. During the years ended December 31, 2013 and 2012, the Company did not repurchase any shares of its common stock. The total number of shares of common stock repurchased by the Company since the inception of its repurchase program is 1,184,573.

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

ERBA Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10  SHAREHOLDERS’ EQUITY  – (continued)

Options granted under these option plans were granted at an option exercise price equal to or greater than the closing market value of the stock on the date of the grant and with vesting, primarily for Company employees, ranging from all at once to equal annual amounts over a four year period, and, for non-employee directors, immediately. The options generally have a term of 10 years. The following table summarizes the stock option activity (both outstanding and exercisable) as of December 31, 2013 and 2012 and changes during the years ended December 31, 2013 and 2012 under the Performance Plan and the 2009 Plan:

	Number of Shares	Weighted Average Exercise Price
Balance as of December 31, 2011	1,020,870	$1.36
Granted	100,000	$0.55
Balance as of December 31, 2012	1,120,870	$1.28
Granted	100,000	$1.52
Forfeited	50,000	$0.65
Balance as of December 31, 2013	1,170,870	$1.33

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Price
$0.00 – $0.50	100,000	5.3	$0.48
$0.51 – $0.75	445,870	6.1	$0.58
$0.76 – $1.00	175,000	4.6	$0.96
$1.01 – $1.50	100,000	4.7	$1.20
$1.51 – $3.00	200,000	6.2	$1.54
$3.01 – $6.00	150,000	1.5	$4.37
	1,170,870	5.3	$1.33

The aggregate intrinsic value of options outstanding and exercisable was $1,884,000 and $179,000 as of December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, all outstanding options were vested and therefore there was no unrecognized compensation cost. No windfall tax benefits were recognized during the years ended December 31, 2013 or 2012.

ERBA Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11  SEGMENT INFORMATION

The Company’s management reviews financial information, allocates resources and manages its business by geographic region. The domestic region, which includes corporate expenditures, contains the Company’s subsidiaries in the United States. The domestic region includes the operations of Drew Scientific and its subsidiaries from and after the acquisition date of October 3, 2012; see Note 3, Acquisition of Drew Scientific, Inc. The European region contains Delta Biologicals, the Company’s subsidiary located in Italy, and, from and after the acquisition date of October 3, 2012 and until late March 2013, Drew Scientific Limited Co. The information provided is based on internal reports and was developed and utilized by management to track trends and changes in the results of the regions. The information, including the allocations of expense and overhead, was calculated based on a management approach and may not reflect the actual economic costs, contributions or results of operations of the regions as stand-alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the regions might differ but the relative trends would, in management’s view, likely not be materially impacted. The table below sets forth net revenues, loss from operations, total assets and goodwill by region for the years ended December 31, 2013 and 2012:

	Domestic	European	Eliminations	Total
December 31, 2013:
External net sales	$23,117,502	$5,137,815	$—	$28,255,317
Intercompany sales	488,764	19,615	(508,379)	—
Net revenue	$23,606,266	$5,157,430	($508,379)	$28,255,317
Income (loss) from operations	$1,137,515	($100,790)	$—	$1,036,725
Assets	$40,287,271	$6,047,420	($20,460,225)	$25,874,466
Goodwill	$3,494,619	$—	$—	$3,494,619
December 31, 2012:
External net sales	$14,316,923	$5,032,081	$—	$19,349,004
Intercompany sales	575,210	115,141	(690,351)	—
Net revenue	$14,892,133	$5,147,222	($690,351)	$19,349,004
(Loss) from operations	($821,019)	($382,142)	$—	($1,203,161)
Assets	$38,785,080	$6,163,472	($20,394,784)	$24,553,768
Goodwill	$3,494,619	$—	$—	$3,494,619

12  COMMITMENTS AND CONTINGENCIES

Leases

As of December 31, 2013, the Company is a lessee under non-cancelable leases with third parties. These arrangements are described below.

ImmunoVision has a lease agreement, which commenced on August 1, 2000 and was amended in July 2012, for office and warehouse space in Bentonville, Arkansas. The amended lease expires on July 31, 2016 and provides for annual rent expense of $72,000 through July 31, 2014 and $73,440 through July 31, 2016.

Delta Biologicals has a lease agreement, which commenced on September 1, 2011, for office and warehouse space in Pomezia, Italy. The lease expires on August 31, 2017 and provides for annual rent expense of Euro 120,000 (equivalent to approximately $159,000 as of December 31, 2013). The lease also provides for one six-year renewal option.

ERBA Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

12  COMMITMENTS AND CONTINGENCIES  – (continued)

JAS Diagnostics has a lease agreement, which commenced on January 1, 2010 and was amended in March 2013, for its corporate headquarters and warehouse facilities in Miami Lakes, Florida. The amended lease expires on December 31, 2019 and provides for annual rent expense for the existing space and two expansion premises, as follows for each of the succeeding five years: 2014, $391,150; 2015, $401,280; 2016, $417,657; 2017, $434,024; and 2018, $451,386. The amended lease also provides for one five-year renewal option at a market rental rate.

Drew Scientific also had a lease agreement, which commenced on December 15, 2012, for office and warehouse space in Waterbury, Connecticut. The lease expired on December 31, 2013. Drew Scientific continues to lease the space on a month to month basis.

The Company has various equipment and vehicle operating leases with third parties that expire from March 2012 through February 2017.

Aggregate rent expense under all operating leases for the years ended December 31, 2013 and 2012 totaled approximately $735,000 and $496,000, respectively.

The future minimum lease payments for the next five years under these and other non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2013 are as follows:

2014	$822,000
2015	710,000
2016	650,000
2017	590,000
2018	451,000
Total minimum lease payments	$3,223,000

During the year ended December 31, 2010, the Company entered into a 36-month capital lease agreement with the same financing company for bottling equipment for its production facility in Miami, Florida. The terms of the lease agreement require that the Company make equal monthly payments and grant the Company the option to purchase the equipment at the end of the lease for an amount not to exceed 22% of the original price for which the financing company purchased such equipment. The asset and liability under this capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset is depreciated over its estimated productive life (cost of $222,000, net of accumulated depreciation of $91,000). Depreciation of $28,000 in the year ended December 31, 2013 and $25,000 in the year ended December 31, 2012 was included in cost of sales. The lease agreement expired in March 2013. The Company continued to lease the equipment upon the maturity of the lease agreement under an operating lease for monthly lease payments of approximately $7,000. The Company will retain ownership of the equipment in August 2014. There was no capital lease obligation as of December 31, 2013. The capital lease obligation as of December 31, 2012 was approximately $22,000 and was included in the current capital lease obligations in the 2012 consolidated balance sheet. Interest expense for the years ended December 31, 2013 and 2012 was approximately $15,000 in both of the years.

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

13  RELATED PARTY TRANSACTIONS

Certain Relationships and Related Transactions

During the years ended December 31, 2013 and 2012, the Company sold products to Transasia and a subsidiary of ERBA Mannheim for a total amount of approximately $606,000 and approximately $501,000 respectively.

During 2011, Delta Biologicals entered into a contract research and development agreement with ERBA Mannheim, as amended, for a total of Euro 754,700, pursuant to which ERBA Mannheim has agreed to pay the subsidiary a total amount of Euro 133,000 (equivalent to approximately $186,000) during the year ended December 31, 2011 and an additional Euro 621,700 (equivalent to approximately $799,000) during the year ended December 31, 2012 for the results of certain research and development.

Delta Biologicals incurred additional expenses related to the research and development mentioned above which were billed to ERBA Mannheim for reimbursement. For the years ended December 31, 2013 and 2012, contract research and development revenue under the above mentioned agreement approximated Euro 675,000 (equivalent to approximately $896,000) and Euro 650,000 (equivalent to approximately $836,000), respectively.

The Company had net accounts receivable from ERBA Mannheim and Transasia of $1,835,000 and $644,000 as of December 31, 2013 and 2012, respectively, related to the above transactions and receivables from the sale of products and the reimbursement of various expenditures incurred on behalf of ERBA Mannheim.

On June 15, 2012, the Company entered into a use of name license agreement with ERBA Mannheim granting a royalty-free, non-exclusive license to use the name “ERBA” for an annual fee of one dollar. The license agreement will be terminated upon the earlier of (a) the transfer by ERBA Mannheim to the Company of all of ERBA Mannheim’s rights, title and interest in and to the use of the name and any stylized logos or marks associated with the name (the date that such transfer becomes effective, the “Transfer Date”) and (b) such time, if any, as ERBA Mannheim no longer owns, directly or indirectly, shares of the Company’s common stock representing more than 50% of the issued and outstanding shares of such stock (the “Share Threshold Date”). Furthermore, ERBA Mannheim may terminate the license agreement at any time prior to the earlier of the Transfer Date and the Share Threshold Date: (a) upon providing the Company 180 days prior written notice of its intent to terminate and the date upon which the license agreement shall terminate; or (b) upon providing the Company 30 days prior written notice of any breach of the license agreement by the Company, which breach remains uncured at the end of such 30 day period.

In December 2012, JAS Diagnostics entered into a Research and Development Outsourcing Agreement with Erba Diagnostics France SARL (“Erba Diagnostics France”), pursuant to which JAS Diagnostics has agreed to pay Erba Diagnostics France a total amount of Euro 350,000 (equivalent to approximately $462,500) plus additional material costs, in seven monthly installments of Euro 50,000 from December 2012 through June 2013, for certain research and development endeavors. The initial payment of Euro 50,000 (equivalent to approximately $64,900) is included in research and development expenses in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2012.

On July 24, 2013, JAS Diagnostics and Erba Diagnostics France mutually terminated the agreement above and Erba Diagnostics France agreed to refund to JAS Diagnostics all amounts paid under the agreement within 90 days. The Company continued to pay for the research and development costs through October 2013. The Company incurred total research and development costs of approximately $913,000, all of which were reimbursed by Erba Diagnostics France during the year ended December 31, 2013. The reimbursed research and development costs were recognized as a reduction to research and development expense included in the 2013 consolidated statement of operations.

ERBA Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13  RELATED PARTY TRANSACTIONS  – (continued)

Common Stock and Equity Transactions

The Company entered into the Stock Purchase Agreement with ERBA Mannheim, on April 8, 2011, pursuant to which the Company agreed to sell and issue to ERBA Mannheim an aggregate of 20,000,000 shares of the Company’s common stock for an aggregate purchase price of $15,000,000, or $0.75 per share of the Company’s common stock, and warrants to purchase an additional 20,000,000 shares of the Company’s common stock. The consummation of the investment contemplated by the Stock Purchase Agreement was subject to, among other things, the approval of holders of at least 66- 2/3% of the issued and outstanding shares of the Company’s common stock (excluding any shares beneficially owned, directly or indirectly, by ERBA Mannheim). At the 2011 Annual Meeting of Stockholders held on June 10, 2011, the required approval of the Company’s stockholders was achieved.

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

On April 16, 2012, ERBA Mannheim exercised, in part, the Warrant by paying an aggregate exercise price of $450,000 and, in connection therewith, the Company issued to ERBA Mannheim 600,000 shares of the Company’s common stock. A total of 19,400,000 warrants remain unexercised as of December 31, 2013 and 2012. As of December 31, 2013 and 2012, the Warrant was exercisable for 14,733,334 shares of the Company’s common stock.

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

The Second Closing was held on October 3, 2012, at which time ERBA Mannheim paid the $6,500,000 aggregate purchase price to the Company, and, in connection therewith, the Company issued to ERBA Mannheim 8,666,667 shares of the Company’s common stock. As described in Note 3, Acquisition of Drew Scientific, Inc., the Company used all of the proceeds of the Second Closing to consummate the acquisition of Drew Scientific.

ERBA Diagnostics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13  RELATED PARTY TRANSACTIONS  – (continued)

Other Transactions

During the years ended December 31, 2013 and 2012, ImmunoVision paid $10,000 and $24,000, respectively, to John B. Harley, M.D., Ph.D., a member of the Board of Directors, under that certain oral consulting agreement between Dr. Harley, and ImmunoVision pursuant to which Dr. Harley was paid $2,000 per month in consideration for his provision of technical guidance and business assistance to the subsidiary on an as-needed basis. The oral consulting agreement ended in May 2013.

Pursuant to a license agreement between the Company and Dr. Harley, he has granted an exclusive worldwide license to the Company for certain patents, rights and technology relating to monoclonal antibodies against autoimmune RNA proteins developed by him in exchange for specified royalty payments, including an annual minimum royalty of $10,000 for each licensed product utilized by the Company. For the years ended December 31, 2013 and 2012, the Company paid $10,000 under such royalty agreement.

The amounts paid to Dr. Harley were in addition to the amounts he received for his service as member of the Company’s Board of Directors and the committees of the Board of Directors on which he served.

14  REVOLVING LINE OF CREDIT

On June 10, 2011, Diamedix entered into a Loan Agreement with City National Bank of Florida, which provided for a secured, revolving credit facility of up to $975,000 (the “Old Line of Credit”). As described below, the Company closed down the Old Line of Credit and the Company entered into a new loan agreement with Citibank, N.A. Amounts outstanding under the Old Line of Credit accrued interest at an annual rate equal to the 30-day LIBOR plus 4.00%, and the loan was to become due and payable on June 10, 2013.

Closing costs and other transaction costs aggregating $101,482 were incurred in 2011 related to the loan agreement and the Old Line of Credit. These costs have been classified as debt issuance costs on the accompanying consolidated balance sheets (included in other current assets) were amortized over the 24-month term of the Old Line of Credit commencing in June 2011. Amortization expense for the year ended December 31, 2012 was $50,736. In connection with establishing the New Line of Credit, as discussed below, Diamedix contemporaneously closed the Old Line of Credit with City National Bank of Florida. The payoff amount at closing was $975,000.

On March 1, 2013, the Company entered into that certain Business Loan Agreement and that certain Promissory Note with Citibank, N.A. (“Citibank”), which provides for a secured, revolving credit facility of up to $2,000,000 (the “New Line of Credit”). Amounts outstanding under the New Line of Credit will accrue interest at an annual rate equal to the 30-day LIBOR plus 1.75% (1.92% at December 31, 2013) and will become due and payable on December 31, 2014, subject to acceleration upon the occurrence of certain specified events of default that the Company believes are customary for transactions of this type. Pursuant to the business loan agreement, the Company will be subject to certain specified positive and negative covenants (including, without limitation, the requirements to maintain a specified capital base of not less than $8,500,000 and a specified leverage ratio, as defined, of not less than 2.0-to-1.0) that the Company believes are customary for transactions of this type.

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

As of December 31, 2013, approximately $1,905,000 was outstanding under the New Line of Credit.

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

As of the end of the period covered by this Annual Report on Form 10-K, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our internal control over financial reporting. This evaluation was conducted using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013, because there was a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, through that evaluation, our management identified a material weakness in our internal control over financial reporting as a result of our inadequate staffing of our financial accounting office, which has resulted in, among other things, at times us being unable to provide timely account reconciliations. Our remediation efforts to address this material weakness are ongoing and include, among other things, hiring additional qualified personnel and evaluating or undertaking certain improvements to our systems and processes, which, if successful, we believe will be sufficient to provide us with the ability to remediate or cure this material weakness in the future. If this material weakness is not remediated or cured, then this deficiency in internal control over financial reporting could adversely affect the timing and accuracy of our financial reporting.

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

Changes in Internal Control over Financial Reporting

We have implemented accounting systems, as well as standards, policies and procedures, at Drew Scientific and JAS Diagnostics, in an effort to ensure that we have in place appropriate internal control over financial reporting at Drew Scientific and JAS Diagnostics. Additionally, our remediation efforts are ongoing to address the material weakness as described above. Except as set forth in the preceding sentences with respect to Drew Scientific and JAS Diagnostics and with respect to our efforts to remediate our material weakness in our internal control over financial reporting, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information with respect to our directors and our executive officers as of April 4, 2014.

Name	Age	Position
Suresh Vazirani	64	Executive Chairman of the Board of Directors
Sanjiv Suri	55	Interim Chief Executive Officer and Director
Mohan Gopalkrishnan	58	Vice President — Operations
Prakash Patel	45	Assistant Controller
Kishore “Kris” Dudani	59	Director
Philippe Gadal, Pharm.D.	57	Director
Gerald E. Gallwas	77	Director
John B. Harley, M.D., Ph.D.	64	Director
David M. Templeton	61	Director

Set forth below are the names, ages, positions held and business experience, including during the past five years, of our directors and our executive officers as of April 4, 2014. In addition, the information set forth below with respect to each director includes the specific experience, qualifications, attributes and/or skills of the director which, in the opinion of our Board of Directors, qualifies him to serve as a director and are likely to enhance the Board of Directors’ ability to manage and direct our business and affairs. Officers serve at the discretion of the Board of Directors.

Suresh Vazirani has served as the Executive Chairman of the Board of Directors since September 2010. Mr. Vazirani has served as the Chief Executive Officer and Managing Director of ERBA Diagnostics Mannheim GmbH, an in vitro diagnostics company headquartered in Germany, since 2002 and the Chairman and Managing Director of Transasia Bio-Medicals Ltd., a diversified research and development-based, export-oriented in vitro diagnostics company headquartered in India and the parent company of ERBA Mannheim, since 1985. He has also served as the Statutory Body of Erba Lachema s.r.o, an in vitro diagnostics company headquartered in Czech Republic, since 2010 and as the Chairman of the Board of Directors of Erba Diasis Diagnostik Sistemler Sanavi Ve Ticaret Anonim Sirketi, an in vitro diagnostics company headquartered in Turkey, since 2011. As described above, ERBA Mannheim beneficially owns, directly or indirectly, approximately 82.4% of the outstanding shares of our common stock. With over 25 years of experience in leading companies belonging to the in vitro diagnostics industry, the Board of Directors believes that Mr. Vazirani brings strategic insight and leadership and a wealth of knowledge regarding the diagnostics industry to the Board of Directors. The Board of Directors also believes that Mr. Vazirani’s experience in, and knowledge of, the international in vitro diagnostics market contributes greatly to the composition of the Board of Directors and provides a valuable resource to us. In addition, Mr. Vazirani serves as a Trustee of Moral Re-Armament, an organization located in Panchgani, India. Mr. Vazirani is the first cousin of Kishore “Kris” Dudani.

Sanjiv Suri has served as a director on the Board of Directors since May 8, 2013 and has served as the Company’s Interim Chief Executive Officer since August 1, 2013. Mr. Suri has served as President International Business of ERBA Diagnostics Mannheim GmbH since June 2011. Prior to that time, Mr. Suri had served in various roles with Bio-Rad Laboratories since 1985. The Board of Directors believes that Mr. Suri’s background in the in vitro diagnostics industry allows him to contribute valuable insight to the Board of Directors and that his insights and experience in international business with respect to in vitro diagnostic products will be valuable in helping to guide the Company in the years ahead.

Mohan Gopalkrishnan has served as our Vice President — Operations since October 2012. Prior to joining our company, Mr. Gopalkrishnan spent 15 years with Becton Dickinson in a number of leadership roles including as Senior Director with global responsibility for the pre-analytical systems business unit, Business Director of the Asia-Pacific region, ERP Leader of the Asia-Pacific region and General Manager of the medical/surgical division.

Prakash Patel has served as our Assistant Controller since June 3, 2013. Mr. Patel became our Principal Financial Officer and Principal Accounting Officer on June 30, 2013. Prior to joining our company, Mr. Patel was Controller of Perry Baromedical Corporation from 2011 to May 2013, and Corporate Controller of PostiveID Health Care Products from 2007 to 2011.

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

Dr. Philippe Gadal has served as a director on the Board of Directors since September 2010. Since January 2013, Dr. Gadal has served as the U.S. Deputy for Industry Sales and Marketing for BioMerieux, an in vitro diagnostics company. Since 2009, Dr. Gadal has served as the Chief Executive Officer of AES Chemunex Inc., a manufacturer and developer of tests, equipment and reagents for microbiological laboratories. From 2003 through 2008, he served as the Chief Executive Officer of Trinity Biotech USA Inc., the United States subsidiary of Trinity Biotech PLC, an international diagnostics company which specializes in the development, manufacture and marketing of diagnostic test kits. Prior to joining Trinity Biotech, Dr. Gadal served in a variety of positions for companies involved in the in vitro diagnostics industry, including: General Manager of Diagnostica Stago Inc., a private medical devices company, from 1995 through 2003; Director of Hematology for Roche Diagnostics, a subsidiary of Hoffmann-La Roche Ltd., a leading company in the field of pharmaceutical and diagnostics, from 1993 through 1995; Director of the Hematology Business Unit for ABX France, a subsidiary of Hoffman-La Roche, from 1991 through 1992; President of ABX USA, a medical devices company which specializes in hematology, from 1998 through 1990; and Sales Representative for — and subsequently National Sales Manager of — Technicon, an international medical devices company, from 1984 through 1988. He received a Doctorate of Pharmacy (Pharm. D.) from Paul Sabatier University in France. The Board of Directors believes that Dr. Gadal’s vast experience as an executive officer of companies within the life sciences industry and his international background provides him with the ability to contribute valuable insight to the Board of Directors with respect to our business and technologies.

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

Dr. John B. Harley has served as a director on the Board of Directors since the Company’s merger with the pre-merger IVAX Diagnostics in 2001. Since June 2010, Dr. Harley has served as Director, Rheumatology Division, and Director, Center for Autoimmune Genomics and Etiology (CAGE), for Cincinnati Children’s Hospital Medical Center, Cincinnati, Ohio and is Professor of Pediatrics and Medicine, Affiliated, at the University of Cincinnati. He previously held various positions at the University of Oklahoma Health Sciences Center beginning in 1982. In the Department of Medicine, his positions included Chief of Rheumatology, Allergy and Immunology Section (1999 to 2010), James R. McEldowney Chair in Immunology and Professor of Medicine (1992 to 2007), Vice Chair for Research (2000 to 2004), George Lynn Cross Research Professor (1999 to 2010), Associate Professor (1986 to 1992) and Assistant Professor (1982 to 1986). During that period, Dr. Harley also held Adjunct Professorships in Pathology and Microbiology at the University of

Oklahoma Health Sciences Center. Since 1982, Dr. Harley was also associated with the Oklahoma Medical Research Foundation’s Arthritis and Immunology Program as Program Head (1999 to 2010), Member (1998 to 2010), Associate Member (1989 to 1998), Affiliated Associate Member (1986 to 1989) and Affiliated Assistant Member (1982 to 1986). Dr. Harley also served as a Staff Physician (1982, 1984 to 1987 and 1992 to 2010) and a Clinical Investigator (1987 to 1992), Immunology Section, Medical Service at the Veterans Affairs Medical Center, Oklahoma City, Oklahoma, and since July 2010, at the Veterans Affairs Medical Center, Cincinnati, Ohio. In 1981 and 1982, Dr. Harley was a Postdoctoral Fellow in Rheumatology with the Arthritis Branch of the National Institute of Arthritis, Diabetes and Digestive and Kidney Diseases, National Institute of Health, Bethesda, Maryland. He was also a Clinical Associate at the Laboratory of Immunoregulation, National Institute of Allergy and Infectious Diseases, National Institutes of Health, Bethesda, Maryland from 1979 to 1982. Dr. Harley was a member of the board of directors of JK Autoimmunity, Inc., and he currently is the Secretary and Treasurer and a member of the boards of directors of Dynamic Ventures, Inc. and VRB Associates, Inc. As the longest tenured member of the Board of Directors, Dr. Harley brings an unparalleled depth of experience in the medical diagnostics sector combined with an intimate knowledge of our operational, financial and strategic development. In addition, the Board of Directors believes that Dr. Harley’s strong academic background and medical research history, particularly within the medical diagnostics field, further contributes to the strategic composition of the Board of Directors.

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

The following exhibits are either filed as a part of or furnished with this Annual Report on Form 10-K or are incorporated into this Annual Report on Form 10-K by reference to documents previously filed as indicated below:

Exhibit Number	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to our Schedule 14A filed on June 25, 2002.
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	Incorporated by reference to Appendix B of our Schedule 14A filed on April 18, 2011.
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	Incorporated by reference to Appendix A of our Schedule 14A filed on May 24, 2012.
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	Incorporated by reference to Appendix A of our Schedule 14A filed on August 22, 2013.
3.5	Amended and Restated Bylaws, as Amended	Incorporated by reference to our Form 10-K filed on March 31, 2008.
4.1	Specimen Common Stock Certificate	Incorporated by reference to our Form 10-Q filed on August 13, 2012.
4.2	Form of Warrant to Purchase Shares of Common Stock	Incorporated by reference to our Form 8-K filed on April 8, 2011.
10.1	Form of Indemnification Agreement between IVAX Diagnostics, Inc. (n/k/a ERBA Diagnostics, Inc.) and each of its directors	Incorporated by reference to our Form 10-K filed on March 31, 2003.
10.2	Use of Name License Agreement, effective as of June 15, 2012, between ERBA Diagnostics, Inc. (f/k/a IVAX Diagnostics, Inc.) and ERBA Diagnostics Mannheim GmbH	Incorporated by reference to our Form 8-K filed on June 20, 2012.
10.3	Stock Purchase Agreement, dated April 8, 2011, by and between IVAX Diagnostics, Inc. (n/k/a ERBA Diagnostics, Inc.) and ERBA Diagnostics Mannheim GmbH	Incorporated by reference to our Form 8-K filed on April 8, 2011.
10.4	Amendment to Stock Purchase Agreement, dated December 29, 2011, by and between IVAX Diagnostics, Inc. (n/k/a ERBA Diagnostics, Inc.) and ERBA Diagnostics Mannheim GmbH	Incorporated by reference to our Form 8-K filed on December 29, 2011.
10.5	Second Amendment to Stock Purchase Agreement, dated October 3, 2012, by and between IVAX Diagnostics, Inc. (n/k/a ERBA Diagnostics, Inc.) and ERBA Diagnostics Mannheim GmbH	Incorporated by reference to our Form 8-K filed on October 5, 2012.
10.6	Stock Purchase Agreement, dated October 3, 2012, by and between Escalon Medical Corp., Drew Scientific, Inc., and ERBA Diagnostics, Inc.	Incorporated by reference to our Form 8-K filed on October 5, 2012.
10.7	Business Loan Agreement, dated as of March 1, 2013, by and between ERBA Diagnostics, Inc. and Citibank, N.A.	Incorporated by reference to our Form 8-K filed on March 7, 2013.

Exhibit Number	Description	Method of Filing
10.8	Form of Promissory Note, executed on March 1, 2013, made by ERBA Diagnostics, Inc. in favor of Citibank, N.A.	Incorporated by reference to our Form 8-K filed on March 7, 2013.
10.9	Form of Commercial Security Agreement, dated as of March 1, 2013, made by each of ERBA Diagnostics, Inc., Diamedix Corporation, ImmunoVision, Inc., and Drew Scientific, Inc., in favor of Citibank, N.A.	Incorporated by reference to our Form 8-K filed on March 7, 2013.
10.10	Form of Commercial Guaranty Agreement, dated as of March 1, 2013, made by each of Diamedix Corporation, ImmunoVision, Inc., and Drew Scientific, Inc., in favor of Citibank, N.A.	Incorporated by reference to our Form 8-K filed on March 7, 2013.
10.11	1999 Performance Equity Plan	Incorporated by reference to our Form SB-2 filed on October 6, 1999.
10.12	2009 Equity Incentive Plan	Incorporated by reference to our Schedule 14A filed on May 8, 2009.
10.13	Form of Nonqualified Stock Option Agreement (Employee)	Incorporated by reference to our Form 8-K filed on June 16, 2009.
10.14	Form of Nonqualified Stock Option Agreement (Independent Director)	Incorporated by reference to our Form 10-K filed on March 30, 2011.
21.1	Subsidiaries of ERBA Diagnostics, Inc.	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm — Mayer Hoffman McCann, P.C.	Filed herewith.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished, rather than filed, with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ERBA DIAGNOSTICS, INC.

Dated: April 14, 2014	By: /s/ Sanjiv Suri Sanjiv Suri, Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ Suresh Vazirani Suresh Vazirani	Executive Chairman of the Board of Directors	April 14, 2014
/s/ Sanjiv Suri Sanjiv Suri	Interim Chief Executive Officer and Director (Principal Executive Officer)	April 14, 2014
/s/ Prakash Patel Prakash Patel	Assistant Controller (Principal Financial Officer) (Principal Accounting Officer)	April 14, 2014
/s/ Kishore Dudani Kishore Dudani	Director	April 14, 2014
/s/ Philippe Gadal, Pharm.D. Philippe Gadal, Pharm.D.	Director	April 14, 2014
/s/ Gerald E. Gallwas Gerald E. Gallwas	Director	April 14, 2014
/s/ John B. Harley, M.D., Ph.D. John B. Harley, M.D., Ph.D.	Director	April 14, 2014
/s/ David M. Templeton David M. Templeton	Director	April 14, 2014

EXHIBIT INDEX

Exhibit Number	Description
21.1	Subsidiaries of ERBA Diagnostics, Inc.
23.1	Consent of Independent Registered Public Accounting Firm — Mayer Hoffman McCann, P.C.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document