Form 10-Q
period 2014-03-31
ERBA Diagnostics, Inc.
filed 2014-05-15
CIK 1095858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

43,883,221 shares of Common Stock, $.01 par value, outstanding as of May 9, 2014.

ERBA Diagnostics, Inc.

ERBA Diagnostics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,863,069	$4,031,071
Accounts receivable, net	6,467,059	5,546,715
Inventories, net	7,218,058	6,494,173
Related party receivables	2,064,788	1,834,732
Other current assets	336,087	395,196
Total current assets	18,949,061	18,301,887
PROPERTY, PLANT AND EQUIPMENT:
Land	352,957	352,957
Buildings and improvements	3,135,967	3,136,434
Machinery and equipment	3,915,380	3,831,213
Furniture and fixtures	2,153,582	2,216,720
	9,557,886	9,537,324
Less: accumulated depreciation	(8,103,982)	(7,976,121)
Property, plant and equipment, net	1,453,904	1,561,203
OTHER LONG-TERM ASSETS:
Intangible assets, net	1,396,769	1,480,151
Goodwill	3,494,619	3,494,619
Equipment on lease, net	576,262	586,785
Product license	212,202	226,349
Restricted deposits	204,686	204,686
Other assets	18,767	18,786
Total other long-term assets	5,903,305	6,011,376
Total assets	$26,306,270	$25,874,466
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,334,285	$1,953,906
Revolving line of credit	1,839,661	1,904,879
Other accrued expenses	2,726,165	2,894,430
Total current liabilities	6,900,111	6,753,215
OTHER LONG-TERM LIABILITIES:
Deferred tax liabilities	593,357	576,160
Other long-term liabilities	1,046,951	1,027,425
Total other long-term liabilities	1,640,308	1,603,585
Total liabilities	8,540,419	8,356,800
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01, authorized 100,000,000 shares, issued and outstanding 43,783,221 in 2014 and 43,658,221 in 2013	437,832	436,582
Additional paid-in capital	53,186,370	53,081,370
Accumulated deficit	(35,697,097)	(35,861,343)
Accumulated other comprehensive loss	(161,254)	(138,943)
Total shareholders’ equity	17,765,851	17,517,666
Total liabilities and shareholders’ equity	$26,306,270	$25,874,466

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ERBA Diagnostics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	2014	2013
NET REVENUE	$6,371,112	$6,708,107
COST OF SALES	3,424,867	3,660,933
Gross profit	2,946,245	3,047,174
OPERATING EXPENSES:
Selling	1,095,678	1,303,481
General and administrative	1,398,078	1,332,744
Research and development	203,243	347,118
Total operating expenses	2,696,999	2,983,343
Income from operations	249,246	63,831
OTHER INCOME (EXPENSE), NET:
Interest expense	(9,560)	(23,544)
Unrealized gain (loss) on foreign currency transactions	1,974	(9,687)
Acquisition expenses	—	(211,045)
Other expense, net	(47,885)	(25,613)
Total other expense, net	(55,471)	(269,889)
Income (loss) before provision for income taxes	193,775	(206,058)
PROVISION FOR INCOME TAXES	29,529	40,994
Net income (loss)	164,246	(247,052)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(22,311)	(74,046)
Total comprehensive income (loss)	$141,935	$(321,098)
NET INCOME (LOSS) PER SHARE – Basic	$0.00	$(0.01)
NET INCOME (LOSS) PER SHARE – Diluted	$0.00	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	43,783,221	43,658,221
Diluted	55,237,472	43,658,221

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ERBA Diagnostics, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

For the Three Months Ended March 31, 2014

(Unaudited)

					Accumulated
					Other
	Common Stock		Additional Paid-	Accumulated	Comprehensive	Total Shareholders’
	Shares	Amount	in Capital	Deficit	Loss	Equity
Balances as of December 31, 2013	43,658,221	$436,582	$53,081,370	$(35,861,343)	$(138,943)	$17,517,666
Stock option exercises	125,000	1,250	105,000	—	—	106,250
Net income	—	—	—	164,246	—	164,246
Foreign currency translation adjustment	—	—	—	—	(22,311)	(22,311)
Balances as of March 31, 2014	43,783,221	$437,832	$53,186,370	$(35,697,097)	$(161,254)	$17,765,851

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ERBA Diagnostics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$164,246	$(247,052)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities-
Depreciation and amortization	257,511	226,279
Provision (reduction) for doubtful accounts receivable	(152,546)	46,988
Reversal of provision for inventory obsolescence	—	(16,953)
Deferred income tax provision	—	33,070
Changes in operating assets and liabilities:
Accounts receivable	(770,835)	(553,939)
Inventories	(725,053)	(678,746)
Other assets	60,452	(147,860)
Related party receivables	(230,242)	—
Accounts payable and accrued expenses	157,951	490,742
Other long-term liabilities	20,495	19,418
Net cash (used in) operating activities	(1,218,021)	(828,053)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,232)	(82,803)
Acquisition of equipment on lease, net	(41,509)	(56,776)
Decrease in restricted deposits	—	2,600
Net cash (used in) investing activities	(42,741)	(136,979)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments under) revolving line of credit	(11,941)	468,666
Proceeds from stock option exercises	106,250	—
Capital lease payments	—	(21,947)
Net cash provided by financing activities	94,309	446,719

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,549)	(12,198)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,168,002)	(530,511)

CASH AND CASH EQUIVALENTS, beginning of period	4,031,071	4,125,823

CASH AND CASH EQUIVALENTS, end of period	$2,863,069	$3,595,312

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ERBA Diagnostics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(1)	ORGANIZATION AND OPERATIONS:

General Information

The accompanying unaudited interim condensed consolidated financial statements of ERBA Diagnostics, Inc. (the “Company,” “ERBA Diagnostics,” “we,” “us” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments necessary to state fairly the results of operations, financial position, changes in stockholders’ equity and cash flows have been made. The results of operations, financial position, changes in stockholders’ equity and cash flows for the three months ended March 31, 2014 are not necessarily indicative of the results of operations, financial position, changes in stockholders’ equity and cash flows which may be reported for the remainder of 2014. The consolidated balance sheet as of December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The Company is a Delaware corporation and, through its subsidiaries, is engaged in developing, manufacturing and marketing diagnostic test kits, reagents and instruments for use in hospitals, reference laboratories, clinical laboratories, research laboratories, doctors' offices and other commercial companies. The Company’s products and instrumentation are sold to customers globally.

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

(2) LIQUIDITY:

The Company achieved a net income of approximately $164,000 during the three months ended March 31, 2014 and incurred a net loss of approximately $247,000 during the three months ended March 31, 2013 and had cash used in operations of approximately $1,218,000 and approximately $828,000 for those respective periods.

As discussed in Note 13, Revolving Line of Credit, on January 1, 2014, Diamedix Corporation (“Diamedix”), a wholly-owned subsidiary of the Company, extended the term of its loan agreement with Citibank, N.A., which provides for a secured, revolving credit facility of up to $2,000,000, for an additional year, thereby making the maturity date December 31, 2014.

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

During the three months ended March 31, 2014, a member of the Company’s Board of Directors and a former executive officer of the Company exercised 125,000 stock options at a weighted average exercise price of $0.85 for total cash proceeds of approximately $106,000. There was no stock compensation expense for the three months ended March 31, 2014 or 2013.

The following table summarizes the stock option activity as of March 31, 2014:

	Number of Shares	Weighted Average Exercise Price
Balance as of December 31, 2013	1,170,870	$1.33
Stock options exercised	(125,000)	$0.85
Balance as of March 31, 2014	1,045,870	$1.39

(4) CASH AND CASH EQUIVALENTS:

The Company considers certain short-term investments in money market accounts with original maturities of three months or less to be cash equivalents.

(5) ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:

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

Accounts receivable, net, consisted of the following:

	March 31, 2014	December 31, 2013
Accounts receivable	$7,730,839	$6,964,357
Less: allowance for doubtful accounts	(1,263,780)	(1,417,642)
Accounts receivable, net	$6,467,059	$5,546,715

(6) INVENTORIES, NET:

Inventories, net consist of the following:

	March 31,	December 31,
	2014	2013
	(unaudited)
Raw materials	$2,823,672	$3,123,380
Work-in-process	969,684	624,454
Finished goods	3,424,702	2,746,339
Total inventories, net	$7,218,058	$6,494,173

(7) INCOME (LOSS) PER SHARE:

Basic income (loss) per share excludes any dilution. It is based upon the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of March 31, 2014 and March 31, 2013, 150,000 and 15,854,204 shares of common stock, respectively, underlying stock options and warrants were not included in computing diluted earnings per share because their effects would be anti-dilutive.

(8) INCOME TAXES:

The provision for income taxes consists of the following for the three months ended March 31, 2014 and 2013:

	2014	2013

Current:
Foreign	12,332	7,924

Deferred:
Domestic	17,197	33,070
Total	$29,529	$40,994

The Company is susceptible to large fluctuations in its effective tax rate and has thereby recognized income tax expense on a discrete pro-rata basis for the three months ended March 31, 2014 and 2013. In addition, no current domestic income tax provision was recorded during the same periods, due to domestic loss of approximately $23,000 during the three months ended March 31, 2014 and the valuation allowance to offset the provision of $68,000 during the three months ended March 31, 2013. The foreign current income tax provisions for the three months ended March 31, 2014 and 2013 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

The Company has established a full valuation allowance on its net domestic deferred tax assets, which are primarily comprised of net operating loss carryforwards.  Accordingly, as of March 31, 2014 and December 31, 2013, the Company had no net domestic deferred tax assets.  As of March 31, 2014 and December 31, 2013, the Company had net deferred tax liabilities of $593,357 and $576,160, respectively, relating to tax deductible goodwill which is not expected to reverse in the foreseeable future.  Additionally, as of March 31, 2014 and December 31, 2013, the Company also had no net foreign deferred tax asset, as a full valuation allowance was provided.  Future changes in the estimated net realizable value of the deferred tax assets or deferred tax liabilities could cause the provision for income taxes to vary significantly from period to period.

Domestic net operating losses generated by the Company total approximately $18,110,000 as of December 31, 2013 and are subject to any applicable limitations as described below.  The net operating losses included in the domestic net deferred tax asset will begin to expire in 2023. Under Section 382 of the Internal Revenue Code, the Company’s use of its net operating loss carryforwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA Mannheim of the approximately 72.4% of the then outstanding shares of the Company’s common stock previously owned by the Debregeas-Kennedy Group. As a result of that acquisition, the Company’s ability to utilize net operating loss carryforwards to offset any future taxable income is currently limited to approximately $825,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date.  The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the ownership change.  The limitations of these net operating loss carryforwards did not impact the Company’s results for the three months ended March 31, 2014 and 2013.

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

A substantial portion of the Company’s accounts receivable and revenues are derived from Delta Biologicals, S.r.l., the Company’s subsidiary located in Italy (“Delta Biologicals”), and its operations may be affected by the recent fiscal and debt crisis the Italian government is facing. As of March 31, 2014 and December 31, 2013, Delta Biologicals’ gross accounts receivable, primarily due from Italian companies, were approximately $4,694,000 and $4,647,000, respectively. Amounts due from hospitals and laboratories controlled by the Italian government as of March 31, 2014 and December 31, 2013 were approximately $1,396,000 and $1,700,000, respectively, which accounted for approximately 22% and 31%, respectively, of the Company’s consolidated net accounts receivable. Delta Biologicals recognized revenues during the three months ended March 31, 2014 and 2013 of approximately $1,468,000 and $975,000, respectively, which represented approximately 23% and 15%, respectively, of the Company’s consolidated net revenues.

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

The Company’s cash management and investment policies restrict investments to low-risk, highly liquid securities, and the Company performs periodic evaluations of the credit standing of the financial institutions with which it deals. A significant portion of the Company’s cash and cash equivalents are presently held at one international securities brokerage firm. Accordingly, the Company is subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver the Company’s securities or if the brokerage firm should become bankrupt or otherwise insolvent. From time to time, the Company’s cash balances exceed federally insured limits.

(10) SEGMENT INFORMATION:

The Company’s management reviews financial information, allocates resources and manages its business by geographic region. The domestic region, which includes corporate expenditures, contains the Company’s subsidiaries in the United States. The European region contains Delta Biologicals. The information provided is based on internal reports and was developed and utilized by management to track trends and changes in the results of the regions. The information, including the allocations of expense and overhead, was calculated based on a management approach and may not reflect the actual economic costs, contributions or results of operations of the regions as stand-alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the regions might differ but the relative trends would, in management's view, likely not be materially impacted. The table below sets forth net revenues, income (loss) from operations, total assets and goodwill by region for the three months ended March 31, 2014 and 2013:

	Domestic	European	Eliminations	Total

March 31, 2014:
External net sales	$4,905,112	$1,466,000	$-	$6,371,112
Intercompany sales	60,030	2,027	(62,057)	-
Net revenue	$4,965,142	$1,468,027	$(62,057)	$6,371,112

Income from operations	$52,585	$196,661	$-	$249,246

Assets	$40,360,146	$6,406,349	$(20,460,225)	$26,306,270
Goodwill	$3,494,619	$-	$-	$3,494,619

March 31, 2013:
External net sales	$5,732,855	$975,252	$-	$6,708,107
Intercompany sales	87,659	11,556	(99,215)	-
Net revenue	$5,820,514	$986,808	$(99,215)	$6,708,107

Income (loss) from operations	$366,954	$(303,123)	$-	$63,831

Assets	$39,892,374	$5,686,249	$(20,460,225)	$25,118,398
Goodwill	$3,494,619	$-	$-	$3,494,619

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

(12) RELATED PARTY TRANSACTIONS:

Certain Relationships and Related Transactions

During the three months ended March 31, 2014 and 2013, the Company sold products to Transasia, and a subsidiary of ERBA Mannheim, for a total amount of approximately $617,000 and $20,000, respectively.

During 2011, Delta Biologicals entered into a contract research and development agreement with ERBA Mannheim, as amended, for a total of Euro 754,700, pursuant to which ERBA Mannheim has agreed to pay the subsidiary a total amount of Euro 133,000 (equivalent to approximately $186,000) during the fourth quarter of 2011 and an additional Euro 621,700 (equivalent to approximately $799,000) during the year ended December 31, 2012 for the results of certain research and development. For the three months ended March 31, 2014, the Company recognized research and development revenue under this agreement in the amount of approximately Euro 138,000 (equivalent to approximately $190,000). No revenues were recognized for the three months ended March 31, 2013 in connection with this agreement.

The Company had total net accounts receivable from ERBA Mannheim and Transasia of approximately $2,064,000 and $1,835,000 as of March 31, 2014 and December 31, 2013, respectively, related to the above transactions and receivables from the sale of products and the reimbursement of various expenditures incurred on behalf of ERBA Mannheim.

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

On July 24, 2013, JAS Diagnostics and ERBA Diagnostics France mutually terminated the agreement above and ERBA Diagnostics France refunded to JAS Diagnostics all amounts paid under the agreement as of December 31, 2013.

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

On April 16, 2012, ERBA Mannheim exercised, in part, the Warrant by paying an aggregate exercise price of $450,000 and, in connection therewith, the Company issued to ERBA Mannheim 600,000 shares of the Company’s common stock. A total of 19,400,000 warrants remain unexercised as of March 31, 2013 and 2014. As of March 31, 2013 and 2014, the Warrant was exercisable for 14,733,334 shares of the Company’s common stock.

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

Other Transactions

During the three months ended March 31, 2013, ImmunoVision paid $6,000 to John B. Harley, M.D., Ph.D., a member of the Company’s Board of Directors, under that certain oral consulting agreement between Dr. Harley and ImmunoVision pursuant to which Dr. Harley was paid $2,000 per month in consideration for his provision of technical guidance and business assistance to the subsidiary on an as-needed basis. The oral consulting agreement ended in May 2013.

Pursuant to a license agreement between the Company and Dr. Harley, he has granted an exclusive worldwide license to the Company for certain patents, rights and technology relating to monoclonal antibodies against autoimmune RNA proteins developed by him in exchange for specified royalty payments, including an annual minimum royalty of $10,000 for each licensed product utilized by the Company. For the three months ended March 31, 2014 and 2013, the Company has expensed the minimum $2,500 under such agreement.

The amounts paid to Dr. Harley were in addition to the amounts he received for his service as member of the Company’s Board of Directors and the committees of the Board of Directors on which he served.

(13) REVOLVING LINE OF CREDIT:

On March 1, 2013, the Company entered into that certain Business Loan Agreement and that certain Promissory Note with Citibank, N.A. (“Citibank”), which provides for a secured, revolving credit facility of up to $2,000,000 (the “Line of Credit”). Amounts outstanding under the Line of Credit will accrue interest at an annual rate equal to the 30-day LIBOR plus 1.75% (1.9% at March 31, 2014) and, as a result of the amendment entered into on January 1, 2014, will become due and payable on December 31, 2014, subject to acceleration upon the occurrence of certain specified events of default that the Company believes are customary for transactions of this type. Pursuant to the business loan agreement, the Company will be subject to certain specified positive and negative covenants (including, without limitation, the requirements to maintain a specified capital base of not less than $8,500,000 and a specified leverage ratio, as defined, of not less than 2.0-to-1.0) that the Company believes are customary for transactions of this type.

Amounts outstanding under the Line of Credit have been collateralized by all of the assets of the Company and its wholly-owned subsidiaries located in the United States — Diamedix, ImmunoVision, and Drew Scientific. In addition, each of Diamedix, ImmunoVision and Drew Scientific has guaranteed the repayment of amounts drawn on the Line of Credit. Further, Transasia, the indirect parent company of the Company, has also guaranteed the repayment of amounts drawn on the Line of Credit.

As of March 31, 2014, approximately $1,840,000 was outstanding under the Line of Credit.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 and the unaudited interim condensed consolidated financial statements and the related notes to unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

See the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion of certain risks and uncertainties that could materially and adversely affect our business, operating results or financial condition. Many of these factors are beyond our control.

MAJORITY STOCKHOLDER

ERBA Mannheim, an in vitro diagnostics company headquartered in Germany, the parent company of which is Transasia Bio-Medicals Ltd., or Transasia, is the beneficial owner, directly or indirectly, of approximately 82.4% of the outstanding shares of our common stock.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THREE MONTHS ENDED MARCH 31, 2013

Net income for the three months ended March 31, 2014 was $164,000 compared to a net loss of $247,000 for the three months ended March 31, 2013. The $411,000 increase was composed of the following:

Net revenues decreased by $337,000 to $6,371,000 in 2014 from $6,708,000 in 2013. This 5.0% decrease was primarily attributed to a decrease in instrument and reagents orders in the international market.

Cost of sales decreased by $236,000 to $3,425,000 in 2014 from $3,661,000 in 2013. This 6.4% decrease was directly related to the decrease in international sales mentioned above.

Gross profit decreased by $101,000 to $2,946,000 in 2014 from $3,047,000 in 2013. This 3.3% decrease was attributed to the decrease in international sales mentioned above. Gross profit margins increased to 46.2% in 2014 from 45.4% in 2013. This increase was a result of the decrease in our instrument sales, which have a lower gross profit margin than reagent sales.

Total operating expenses decreased by $286,000 to $2,697,000 in 2014 from $2,983,000 in 2013. The 9.6% decrease was a result of decreases in selling expenses of $207,000, or 15.9%, to $1,096,000 in 2014 from $1,303,000 in 2013 and in research and development expenses of $144,000, or 41.5%, to $203,000 in 2014 from $347,000 in 2013, offset by an increase in general and administrative expenses of $65,000, or 4.9%, to $1,398,000 in 2014 from $1,333,000 in 2013. The decrease in total operating expenses is primarily attributable to the decrease in headcount in our domestic operations and the billing to ERBA Mannheim of research and development costs at our Italy subsidiary.

Operating income was $249,000 in 2014 compared to an operating income of $64,000 in 2013. The increase is primarily related to the reversal of bad debt allowance at our Italy company of $153,000 and research and development costs that were billed to ERBA Mannheim of $190,000, offset by the decrease in gross profit of $101,000 from decreased revenues as discussed above.

NET REVENUES AND GROSS PROFIT

The following table presents comparative net revenues and gross profit for our operations.

	2014	2013	Increase/ (Decrease)
Net Revenues:
Domestic	$4,905,000	$5,733,000	$(828,000)
European	1,466,000	975,000	491,000
Total	6,371,000	6,708,000	(337,000)
Cost of Sales	3,425,000	3,661,000	(236,000)
Gross Profit	$2,946,000	$3,047,000	$(101,000)
% of Total	46.2%	45.4%

The decrease in net revenues was primarily attributed to a decrease in international sales in our domestic operations due to restructuring of the salesforce, offset by an increase in revenue at our Italy company, partially due to the billing of $190,000 of research and development costs to ERBA Mannheim.

The decrease in gross profit for 2014 as compared to 2013 was attributed to the decrease in revenue at our domestic operations as discussed above. Gross profit as a percentage of net revenues increased to 46.2% in 2014 from 45.4% in 2013, resulting principally from the decrease in instrument sales in Drew Scientific, which have a lower gross profit margin than reagent sales.

OPERATING EXPENSES

The following table presents our comparative operating expenses. The percentages below are based on the net revenues in the above table.

	2014	% of Revenue	2013	% of Revenue	Increase/ (Decrease)
Selling	$1,096,000	17.2%	$1,303,000	19.4%	$(207,000)
General and Administrative	1,398,000	21.9%	1,333,000	19.9%	65,000
Research and Development	203,000	3.2%	347,000	5.2%	(144,000)
Total Operating Expenses	$2,697,000	42.3%	$2,983,000	44.5%	$(286,000)

Total operating expenses decreased $286,000 from $2,983,000 in 2013 to $2,697,000 in 2014.

The 15.9% decrease of $207,000 in selling expenses in 2014 compared to 2013 was primarily due to the decrease of $230,000 from domestic operations which was due principally to a restructuring of the salesforce.

The 4.9% increase of $65,000 in general and administrative expenses in 2014 compared to 2013 was primarily additional expenses related to an enterprise resource planning implementation, and the renovation of and additional rent for Drew Scientific’s expanded facility of approximately $190,000, offset by a reversal of bad debt allowance of $153,000.

The 41.5% decrease of $144,000 in research and development expenses in 2014 compared to 2013 was primarily due to research and development efforts of our European operations of approximately Euro 138,000 (equivalent to approximately $190,000) incurred in 2014 that were billed to ERBA Mannheim, offset by an increase in headcount of the research and development department in our Miami Lakes, Florida, facility.

INCOME (LOSS) FROM OPERATIONS

Income from operations totaled $249,000 in 2014 as compared to an operating income of $64,000 in 2013, primarily due to the reversal of bad debt allowance of our European operations of $153,000 and research and development costs that were billed to ERBA Mannheim of $190,000, offset by the decrease in gross profit of $101,000 from decreased international sales as discussed above.

OTHER INCOME (EXPENSE), NET

Other income (expense) totaled a net expense of $55,000 in 2014 as compared to a net expense of $270,000 in 2013. The decrease is primarily related to expenses of $211,000 related to the acquisition of Drew Scientific in 2013.

INCOME TAX PROVISION

We recorded income tax provisions of $30,000 for 2014 and $41,000 for 2013. The current portion of our tax provisions in both years relates to Italian local income taxes based upon applicable statutory rates effective in Italy. In addition, the domestic provision of $17,000 for 2014 and $33,000 for 2013 represent the deferred tax provisions in these years relating to domestic tax-deductible goodwill. No current tax benefit was recorded during the two years on our losses because we had a full valuation allowance against the net deferred income tax assets.

See also Note 8, Income Taxes, to the condensed consolidated financial statements regarding other tax matters.

NET INCOME (LOSS)

Net income for 2014 was $164,000, compared to a net loss of $247,000 in 2013. Basic and diluted net income per common share was $0.00 in 2014 as compared to a net loss per common share of $0.01 in 2013. The net income for 2014 and the net loss for 2013 resulted from the various factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, our working capital was $12,049,000 compared to $11,549,000 at December 31, 2013. Cash and cash equivalents totaled $2,863,000 at March 31, 2014 and $4,031,000 at December 31, 2013.

Operating activities

Net cash flows of $1,217,000 were used in operating activities during the three months ended March 31, 2014 as compared to $828,000 that was used in operating activities during the three months ended March 31, 2013.

Cash used in operating activities of $1,217,000 during 2014 was the result of changes in operating assets and liabilities of $1,486,000, partially offset by non-cash items of $105,000. The non-cash items include principally depreciation and amortization, reduction in the provision for doubtful accounts receivable, amortization of other assets and deferred income taxes. Cash provided by changes in operating assets and liabilities was due to changes in accounts receivable, inventories, other assets, accounts payable and accrued expenses and other long-term liabilities.

Cash provided by operating activities during 2013 was primarily the result of changes in operating assets and liabilities of $870,000. Cash provided by changes in operating assets and liabilities was due to changes in accounts receivable, inventories, other assets, accounts payable and accrued expenses and other long-term liabilities.

Investing activities

Net cash of $43,000 and $137,000 was used in investing activities during 2014 and 2013, respectively. The cash flows relating to investing activities in 2014 were primarily for acquisition of equipment on lease of $42,000. The cash flows relating to investing activities in 2013 were primarily for capital expenditures of $83,000 and acquisition of equipment on lease of $57,000.

Financing activities

Net cash of $94,000 and $447,000 was used in financing activities during 2014 and 2013, respectively. Financing activities during 2014 reflect proceeds from exercises of stock options of $106,000, offset by net payments of $12,000 under the revolving line of credit.

Financing activities during 2013 reflect net proceeds of $469,000 under the revolving line of credit and capital lease payments of $22,000.

Other matters

Liquidity is expected to be sufficient through the end of 2014 from the combination of the existing cash and cash equivalents at March 31, 2014, and the investment that ERBA Mannheim has contemplated to make under the Stock Purchase Agreement, including the Warrant, as described throughout this Quarterly Report on Form 10-Q.

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

Our product research and development expenditures were $203,000 during 2014 and $347,000 for 2013. Delta Biologicals billed ERBA Mannheim for a total of Euro 138,000 (equivalent to approximately $190,000) for research and development costs incurred in the three months ended March 31, 2014. Actual expenditures will depend upon, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. There can be no assurance that these expenditures will result in the development of new products or product enhancements, which we will successfully complete products under development, that we will obtain regulatory approval or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed.

In connection with our evaluation of our operating results, financial condition and cash position, and specifically considering our cash utilization during 2013, we continue to implement measures expected to improve future cash flow. To this end, we expect operating results to continue to improve from the operating results achieved during 2013, based principally upon increases in revenue as a result of new channels of distribution in the United States and international markets.

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

We cannot guarantee that we can generate net income, increase revenues, improve our cash flow or successfully obtain debt or equity financing on acceptable terms, or at all, and, if we cannot do so, then we may not be able to survive and any investment in our company may be lost. For the long-term, we intend to utilize principally existing cash and cash equivalents, proceeds we expect to receive from ERBA Mannheim pursuant to the investment contemplated by the Stock Purchase Agreement, including the Warrant, as well as internally generated funds, which are anticipated to be derived primarily from the sale of existing diagnostic and instrumentation products and diagnostic and instrumentation products currently under development as well as possible sources of debt and equity financings. If we are not successful in improving our cash flows or if existing and possible future sources of liquidity described above are insufficient, then we may be required to curtail or reduce our operations.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We grant credit without collateral to our customers based on our evaluation of a particular customer’s credit worthiness. In addition, allowances for doubtful accounts are maintained, particularly in Italy where payment cycles are longer than in the United States and in some instances may take in excess of a year to collect, for potential credit losses based on the age of the accounts receivable and the results of our periodic credit evaluations of our customers’ financial condition. We maintain allowances for doubtful accounts, particularly in Italy for the operations of our European subsidiary, for estimated losses based on historical loss percentages resulting from the inability of our customers to make required payments. In the first quarter of 2014, we re-evaluated the allowance for doubtful accounts, resulting in reversal of Euros 111,000 (equivalent to approximately $153,000) in the allowance.

INVENTORY

We regularly review inventory quantities on hand, which include components for current or future versions of products and instrumentation. If necessary, we record a provision for excess and obsolete inventory based primarily on our estimates of component obsolescence, product demand and production requirements, as well as based upon the status of a product within the regulatory approval process. In accordance with our inventory accounting policy, our inventory balance as of March 31, 2014 included components for current or future versions of products and instrumentation.

Inventory reserves were $1,129,000 as of both March 31, 2014 and December 31, 2013.

GOODWILL AND OTHER INTANGIBLES

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. We test goodwill for impairment on an annual basis and between annual tests when impairment indicators are identified, and goodwill is written down when impaired. Goodwill was recognized in connection with the acquisition of ImmunoVision and the more recent acquisition of Drew Scientific. We perform our annual goodwill impairment test during the last quarter of the fiscal year. No impairment charge was recorded for the goodwill at ImmunoVision or Drew Scientific during the three months ended March 31, 2014 and 2013.

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

INCOME TAXES

In prior years, we have experienced net losses from our operations. In accordance with GAAP, we are required to record a valuation allowance against the deferred tax asset associated with these losses if it is “more likely than not” that we will not be able to utilize the net operating loss to offset future taxes. Due to the cumulative net losses from the operations of both our domestic and European operations, we have provided a full valuation allowance against our deferred tax assets as of March 31, 2014.  Over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of our net operating loss carryforwards and other temporary differences.  Upon reaching such a conclusion, and upon such time as we reverse the entire amount or a portion of the valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

Under Section 382 of the Internal Revenue Code, our ability to use our net operating loss carryforwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA Mannheim of the approximately 72.4% of the then outstanding shares of our common stock previously owned by the Debregeas-Kennedy Group.  As a result of that acquisition, our ability to utilize net operating loss carryforwards to offset future taxable income is currently limited to approximately $825,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date.  The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the September 1, 2010 ownership change, but may be further limited in the event of any future change in control or similar transaction.  Our results for the three months ended March 31, 2014 and 2013 were not impacted by these limitations.

RECENTLY ISSUED ACCOUNTING STANDARDS

There were no recently issued accounting standards issued during the three months ended March 31, 2014 that were applicable to us.

CURRENCY FLUCTUATIONS

For the three months ended March 31, 2014 and 2013, approximately 23% and 15%, respectively, of our net revenues were generated in currencies other than the United States dollar. We expect that this percentage may increase in the future as a result of our efforts to increase our international presence, particularly in key markets in Europe, Asia and South America. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the relationship of the United States dollar against the Euro resulted in an increase of approximately $53,000 in net revenues for 2014 as compared to 2013. Our European subsidiary incurs most of its revenue and expenses in Euro, which, to some extent, serves as a natural hedge and limits the net currency exposure.

During the three months ended March 31, 2014 and 2013, none of our subsidiaries was domiciled in a highly inflationary environment and the impact of inflation and changing prices on our net revenues and on our loss from continuing operations was not material.

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

Item 4- Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, and due to the fact that there was a material weakness in our internal control over financial reporting as discussed in more detail in Part II Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the material weakness, our management, including our principal executive officer and principal financial officer, has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

Except with respect to our efforts to remediate our material weakness in internal control over financial reporting, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ERBA Diagnostics, Inc.

Date: May 15, 2014	By:	/s/Prakash J. Patel
Prakash J. Patel,
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Interim Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished, rather than filed, with this Quarterly Report on Form 10-Q.

