Form 10-Q
period 2014-06-30
ERBA Diagnostics, Inc.
filed 2014-08-12
CIK 1095858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X       No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes            No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

43,883,221 shares of Common Stock, $.01 par value, outstanding as of August 9, 2014.

ERBA Diagnostics, Inc.and Subsidiaries

INDEX

		PAGE NO.
PART I - FINANCIAL INFORMATION

Item 1 -	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2014 and 2013	2

	Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the six months ended June 30, 2014	3

	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2014 and 2013	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4 -	Controls and Procedures	28

PART II - OTHER INFORMATION

Item 1 -	Legal Proceedings	29

Item 6 -	Exhibits	29

ERBA Diagnostics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,706,748	$4,031,071
Accounts receivable, net	6,981,392	5,546,715
Inventories, net	7,591,901	6,494,173
Related party receivables	2,181,198	1,834,732
Other current assets	534,752	395,196
Total current assets	19,995,991	18,301,887
PROPERTY, PLANT AND EQUIPMENT:
Land	352,957	352,957
Buildings and improvements	3,262,643	3,136,434
Machinery and equipment	3,949,210	3,831,213
Furniture and fixtures	2,216,720	2,216,720
	9,781,530	9,537,324
Less: accumulated depreciation	(8,199,525)	(7,976,121)
Property, plant and equipment, net	1,582,005	1,561,203
OTHER LONG-TERM ASSETS:
Intangible assets, net	1,317,095	1,480,151
Goodwill	3,494,619	3,494,619
Equipment on lease, net	590,460	586,785
Product license	198,055	226,349
Restricted deposits	232,544	204,686
Other assets	18,809	18,786
Total other long-term assets	5,851,582	6,011,376
Total assets	$27,429,578	$25,874,466
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,454,087	$1,953,906
Revolving line of credit	1,839,661	1,904,879
Other accrued expenses	3,011,437	2,894,430
Total current liabilities	7,305,185	6,753,215
OTHER LONG-TERM LIABILITIES:
Deferred tax liabilities	593,357	576,160
Other long-term liabilities	1,064,022	1,027,425
Total other long-term liabilities	1,657,379	1,603,585
Total liabilities	8,962,564	8,356,800
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01, authorized 100,000,000 shares, issued and outstanding 43,883,221 in 2014 and 43,658,221 in 2013	438,832	436,582
Additional paid-in capital	53,294,773	53,081,370
Accumulated deficit	(35,246,661)	(35,861,343)
Accumulated other comprehensive loss	(19,930)	(138,943)
Total shareholders’ equity	18,467,014	17,517,666
Total liabilities and shareholders’ equity	$27,429,578	$25,874,466

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ERBA Diagnostics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Three months		Six months
	2014	2013	2014	2013
NET REVENUE	$7,540,657	$6,889,259	$13,911,769	$13,597,366
COST OF SALES	3,845,077	3,446,659	7,269,943	7,107,592
Gross profit	3,695,580	3,442,600	6,641,826	6,489,774
OPERATING EXPENSES:
Selling	1,165,199	1,378,709	2,260,877	2,682,190
General and administrative	1,603,759	1,595,480	3,001,837	2,928,224
Research and development	372,652	380,859	575,895	727,977
Total operating expenses	3,141,610	3,355,048	5,838,609	6,338,391
Income from operations	553,970	87,552	803,217	151,383
OTHER INCOME (EXPENSE), NET:
Interest expense	(11,952)	(14,369)	(21,512)	(37,913)
Unrealized (loss) gain on foreign currency transactions	(16,178)	34,942	(14,204)	25,255
Acquisition expenses	-	-	-	(211,045)
Other expense, net	(45,890)	(9,092)	(93,776)	(34,705)
Total other (expense) income, net	(74,020)	11,481	(129,492)	(258,408)
Income (loss) before provision for income taxes	479,950	99,033	673,725	(107,025)
PROVISION FOR INCOME TAXES	(29,514)	(11,700)	(59,043)	(52,694)
Net income (loss)	450,436	87,333	614,682	(159,719)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	141,324	(157,844)	119,013	(231,890)
Total comprehensive income (loss)	$591,760	$(70,511)	$733,695	$(391,609)
NET INCOME (LOSS) PER SHARE – Basic	$0.01	$0.00	$0.02	$(0.01)
NET INCOME (LOSS) PER SHARE – Diluted	$0.01	$0.00	$0.01	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	43,806,554	43,658,221	43,781,277	43,658,221
Diluted	54,431,579	44,169,521	54,346,301	43,658,221

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ERBA Diagnostics, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

For the Six Months Ended June 30, 2014

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances as of December 31, 2013	43,658,221	$436,582	$53,081,370	$(35,861,343)	$(138,943)	$17,517,666
Stock option exercises	225,000	2,250	166,000	—	—	168,250
Stock option grants			47,403			47,403
Net income	—	—	—	614,682	—	614,682
Foreign currency translation adjustment	—	—	—	—	119,013	119,013
Balances as of June 30, 2014	43,883,221	$438,832	$53,294,773	$(35,246,661)	$(19,930)	$18,467,014

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ERBA Diagnostics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$614,682	$(159,719)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities-
Depreciation and amortization	507,629	265,754
Provision (reduction) for doubtful accounts receivable	(168,626)	45,625
Reversal of provision for inventory obsolescence	--	(6,011)
Amortization of intangible assets	--	151,770
Non cash compensation	47,403	--
Deferred income tax provision	--	29,103
Changes in operating assets and liabilities:
Accounts receivable	(1,135,192)	(1,289,981)
Inventories	(1,110,009)	(597,237)
Other assets	(100,541)	(536,833)
Related party receivables	(346,466)	753,236
Accounts payable and accrued expenses	681,627	(34,874)
Deferred revenue	--	(75,286)
Other long-term liabilities	45,839	(4,836)
Net cash (used in) operating activities	(963,654)	(1,459,289)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(232,044)	(91,266)
Acquisition of equipment on lease, net	(113,676)	(107,231)
Net cash (used in) investing activities	(345,720)	(198,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments under) revolving line of credit	(11,941)	753,698
Proceeds from stock option exercises	168,250	--
Capital lease payments	--	(21,947)
Net cash provided by financing activities	156,309	731,751

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(171,259)	(103,925)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,324,324)	(1,029,960)

CASH AND CASH EQUIVALENTS, beginning of period	4,031,071	4,125,823
CASH AND CASH EQUIVALENTS, end of period	$2,706,748	$3,095,858

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ERBA Diagnostics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(1) ORGANIZATION AND OPERATIONS:

General Information

The accompanying unaudited interim condensed consolidated financial statements of ERBA Diagnostics, Inc. (the “Company,” “ERBA Diagnostics,” “we,” “us” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments necessary to state fairly the results of operations, financial position, changes in stockholders’ equity and cash flows have been made. The results of operations, financial position, changes in stockholders’ equity and cash flows for the six months ended June 30, 2014 are not necessarily indicative of the results of operations, financial position, changes in stockholders’ equity and cash flows which may be reported for the remainder of 2014. The consolidated balance sheet as of December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The Company is a Delaware corporation and, through its subsidiaries, is engaged in developing, manufacturing and marketing diagnostic test kits, reagents and instruments for use in hospitals, reference laboratories, clinical laboratories, research laboratories, doctors' offices and other commercial companies. The Company’s products and instrumentation are sold to customers globally.

On September 1, 2010, ERBA Diagnostics Mannheim GmbH, an in vitro diagnostics company headquartered in Germany (“ERBA Mannheim”), the parent company of which is Transasia Bio-Medicals Ltd. (“Transasia”), purchased all of the approximately 72.4% of the outstanding shares of the Company’s common stock then owned by the Debregeas-Kennedy Group for an aggregate purchase price of approximately $15,000,000, or $0.75 per share. As a result of this share acquisition, the consummation of the various transactions contemplated by the investment made by ERBA Mannheim pursuant to that certain Stock Purchase Agreement, as further described below, including ERBA Mannheim’s purchase from the Company, and the Company’s issuance to ERBA Mannheim, of an aggregate of 15,333,334 shares of the Company’s common stock, and ERBA Mannheim’s exercise, in part, of the Warrant, as further described below, for 600,000 shares of the Company’s common stock, ERBA Mannheim now beneficially owns, directly or indirectly, approximately 82% of the outstanding shares of the Company’s common stock.

(2) LIQUIDITY:

The Company achieved a net income of approximately $615,000 during the six months ended June 30, 2014 and incurred a net loss of approximately $160,000 during the six months ended June 30, 2013 and had cash used in operations of approximately $964,000 and approximately $1,459,000 for those respective periods.

As discussed in Note 13, Revolving Line of Credit, on January 1, 2014, Diamedix Corporation (“Diamedix”), a wholly-owned subsidiary of the Company, extended the term of its loan agreement with Citibank, N.A., which provides for a secured, revolving credit facility of up to $2,000,000, for an additional year, thereby making the maturity date December 31, 2014. The Company expects to renew the line of credit upon its maturity.

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

During the six month ended June 30, 2014, a member of the Company’s Board of Directors and a former executive officer of the Company exercised 225,000 stock options at a weighted average exercise price of $0.74 for total cash proceeds of approximately $168,000. There was stock compensation expense of $47,000 for both the three and six months ended June 30, 2014.There was no stock-based compensation expense the three or six months ended June 30, 2013.

The following table summarizes the stock option activity as of June 30, 2014:

	Number of Shares	Weighted Average Exercise Price
Balance as of December 31, 2013	1,170,870	$1.33
Stock options granted	65,000
Stock options exercised	(225,000)	$0.74
Balance as of June 30, 2014	1,010,870	$1.49

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

Accounts receivable, net, consisted of the following:

	June 30, 2014	December 31, 2013
Accounts receivable	$8,140,986	$6,964,357
Less: allowance for doubtful accounts	(1,159,594)	(1,417,642)
Accounts receivable, net	$6,981,392	$5,546,715

(6) INVENTORIES, NET:

Inventories, net consist of the following:

	June 30, 2014	December 31, 2013

Raw materials	$3,869,131	$3,123,380
Work-in-process	1,011,424	624,454
Finished goods	2,711,346	2,746,339
Total inventories, net	$7,591,901	$6,494,173

(7) INCOME (LOSS) PER SHARE:

Basic income (loss) per share excludes any dilution. It is based upon the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of June 30, 2014 and June 30, 2013, 150,000 shares of common stock, respectively, underlying stock options were not included in computing diluted earnings per share because their effects would be anti-dilutive.

(8) INCOME TAXES:

The provision for income taxes consists of the following for the three and six months ended June 30, 2014 and 2013:

	Three Months		Six Months
	2014	2013	2014	2013
Current:
Foreign	(12,317)	(15,667)	(24,649)	(23,591)

Deferred:
Domestic	(17,197)	3,967	(34,394)	(29,103)
Total	$(29,514)	$(11,700)	$(59,043)	$(52,694)

The Company is susceptible to large fluctuations in its effective tax rate and has thereby recognized income tax expense on a discrete pro-rata basis for the six month periods ended June 30, 2014 and 2013. In addition, no current domestic income tax provision was recorded during the same periods, due to utilization of valuation allowance to offset domestic income of approximately $592,000 during the six month period ended June 30, 2014 and $291,000 during the six month period ended June 30, 2013. The foreign current income tax provisions for the six months ended June 30, 2014 and 2013 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

The Company has established a full valuation allowance on its net domestic deferred tax assets, which are primarily comprised of net operating loss carryforwards.  Accordingly, as of June 30, 2014 and December 31, 2013, the Company had no net domestic deferred tax assets.  As of June 30, 2014 and December 31, 2013, the Company had net deferred tax liabilities of $610,490 and $578,153, respectively, relating to tax deductible goodwill which is not expected to reverse in the foreseeable future.  Additionally, as of June 30, 2014 and December 31, 2013, the Company also had no net foreign deferred tax asset, as a full valuation allowance was provided.  Future changes in the estimated net realizable value of the deferred tax assets or deferred tax liabilities could cause the provision for income taxes to vary significantly from period to period.

Domestic net operating losses generated by the Company total approximately $18,110,000 as of December 31, 2013 and are subject to any applicable limitations as described below.  The net operating losses included in the domestic net deferred tax asset will begin to expire in 2023. Under Section 382 of the Internal Revenue Code, the Company’s use of its net operating loss carryforwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA Mannheim of the approximately 72.4% of the then outstanding shares of the Company’s common stock previously owned by the Debregeas-Kennedy Group. As a result of that acquisition, the Company’s ability to utilize net operating loss carryforwards to offset any future taxable income is currently limited to approximately $825,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date.  The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the ownership change.  The limitations of these net operating loss carryforwards did not impact the Company’s results for the six months ended June 30, 2014 and 2013.

United States income taxes have not been provided on undistributed earnings of foreign subsidiaries, as such earnings are being retained indefinitely by such subsidiaries for reinvestment.  The distribution of these earnings would first reduce the domestic valuation allowance before resulting in additional United States income taxes.

As of June 30, 2014 and 2013, we have recorded income tax provisions of $59,000 and $53,000, respectively. The current portion of our tax provisions in both years relates to Italian local income taxes based upon applicable statutory rates effective in Italy. In addition, the domestic provision of $34,000 for 2014 and $29,000 for 2013 represent the deferred tax provisions in these years relating to domestic tax-deductible goodwill. No current tax benefit was recorded during the two years on our losses because we had a full valuation allowance against the net deferred income tax assets.

In prior years, we have experienced net losses from our operations. In accordance with GAAP, we are required to record a valuation allowance against the deferred tax asset associated with these losses if it is “more likely than not” that we will not be able to utilize the net operating loss to offset future taxes. Due to the cumulative net losses from the operations of both our domestic and European operations, we have provided a full valuation allowance against our deferred tax assets as of June 30, 2014.  Over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of our net operating loss carryforwards and other temporary differences.  Upon reaching such a conclusion, and upon such time as we reverse the entire amount or a portion of the valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

Under Section 382 of the Internal Revenue Code, our ability to use our net operating loss carryforwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA Mannheim of the approximately 72.4% of the then outstanding shares of our common stock previously owned by the Debregeas-Kennedy Group.  As a result of that acquisition, our ability to utilize net operating loss carryforwards to offset future taxable income is currently limited to approximately $825,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date.  The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the September 1, 2010 ownership change, but may be further limited in the event of any future change in control or similar transaction.  Our results for the six month ended June 30, 2014 and 2013 were not impacted by these limitations.

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

A substantial portion of the Company’s accounts receivable and revenues are derived from Delta Biologicals, S.r.l., the Company’s subsidiary located in Italy (“Delta Biologicals”), and its operations may be affected by the recent fiscal and debt crisis the Italian government is facing. As of June 30, 2014 and December 31, 2013, Delta Biologicals’ gross accounts receivable, primarily due from Italian companies, were approximately $4,645,000 and $4,647,000, respectively. Amounts due from hospitals and laboratories controlled by the Italian government as of June 30, 2014 and December 31, 2013 were approximately $1,496,000 and $1,700,000, respectively, which accounted for approximately 21% and 24%, respectively, of the Company’s consolidated net accounts receivable. Delta Biologicals recognized revenues during the six month ended June 30, 2014 and 2013 of approximately $3,045,000 and $2,260,000, respectively, which represented approximately 22% and 17%, respectively, of the Company’s consolidated net revenues.

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

(10) SEGMENT INFORMATION:

The Company’s management reviews financial information, allocates resources and manages its business by geographic region. The domestic region, which includes corporate expenditures, contains the Company’s subsidiaries in the United States. The European region contains Delta Biologicals. The information provided is based on internal reports and was developed and utilized by management to track trends and changes in the results of the regions. The information, including the allocations of expense and overhead, was calculated based on a management approach and may not reflect the actual economic costs, contributions or results of operations of the regions as stand-alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the regions might differ but the relative trends would, in management's view, likely not be materially impacted. The table below sets forth net revenues, income (loss) from operations, total assets and goodwill by region for the three and six months ended June 30, 2014 and 2013:

Three Months Ended	Domestic	European	Eliminations	Total

June 30, 2014:
External net sales	$5,977,898	$1,562,760	$-	$7,540,658
Intercompany sales	150,096	14,306	(164,402)	-
Net revenue	$6,127,994	$1,577,066	$(164,402)	$7,540,658

Income (loss) from operations	$579,944	$(25,974)	$-	$553,970

June 30, 2013:
External net sales	$5,604,802	$1,284,457	$-	$6,889,259
Intercompany sales	148,631	1,898	(150,529)	-
Net revenue	$5,753,433	$1,286,355	$(150,529)	$6,889,259

Income (loss) from operations	$135,426	$(47,874)	$-	$87,552

Six Months Ended	Domestic	European	Eliminations		Total

June 30, 2014:
External net sales	$10,883,010	$3,028,759		$-	$13,911,769
Intercompany sales	210,126	16,333		(226,459)	-
Net revenue	$11,093,136	$3,045,092	$	(226,459)	$13,911,769

Income from operations	$557,326	$57,356		$-	$614,682

Assets	$41,297,942	$6,591,861	$	(20,460,225)	$27,429,578
Goodwill	$3,494,806	$-		$-	$3,494,806

June 30, 2013:
External net sales	$11,337,657	$2,259,709		$-	$13,597,366
Intercompany sales	236,289	13,454		(249,743)	-
Net revenue	$11,573,946	$2,273,163		$(249,743)	$13,597,366

Income (loss) from operations	$502,380	$(350,997)		$-	$151,383

Assets	$39,677,380	$5,564,612		$(20,460,225)	$24,781,767
Goodwill	$3,494,619	$-		$-	$3,494,619

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

(12) RELATED PARTY TRANSACTIONS:

Certain Relationships and Related Transactions

During the six months ended June 30, 2014 and 2013, the Company sold products to Transasia, and a subsidiary of ERBA Mannheim, for a total amount of approximately $594,000 and $20,000, respectively.

During 2011, Delta Biologicals entered into a contract research and development agreement with ERBA Mannheim, as amended, for a total of Euro 754,700, pursuant to which ERBA Mannheim has agreed to pay the subsidiary a total amount of Euro 133,000 (equivalent to approximately $186,000) during the fourth quarter of 2011 and an additional Euro 621,700 (equivalent to approximately $799,000) during the year ended December 31, 2012 for the results of certain research and development. For the six months ended June 30, 2014, the Company recognized research and development revenue under this agreement in the amount of approximately Euro 138,000 (equivalent to approximately $190,000). No revenues were recognized for the six months ended June 30, 2013 in connection with this agreement.

The Company had total net accounts receivable from ERBA Mannheim and Transasia of approximately $2,181,000 and $1,835,000 as of June 30, 2014 and December 31, 2013, respectively, related to the above transactions and receivables from the sale of products and the reimbursement of various expenditures incurred on behalf of ERBA Mannheim.

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

On April 16, 2012, ERBA Mannheim exercised, in part, the Warrant by paying an aggregate exercise price of $450,000 and, in connection therewith, the Company issued to ERBA Mannheim 600,000 shares of the Company’s common stock. A total of 19,400,000 warrants remain unexercised as of June 30, 2014 and 2013. As of June 30, 2014 and 2013, the Warrant was exercisable for 14,733,334 shares of the Company’s common stock.

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

Other Transactions

During the six months ended June 30, 2013, ImmunoVision paid $6,000 to John B. Harley, M.D., Ph.D., a member of the Company’s Board of Directors, under that certain oral consulting agreement between Dr. Harley and ImmunoVision pursuant to which Dr. Harley was paid $2,000 per month in consideration for his provision of technical guidance and business assistance to the subsidiary on an as-needed basis. The oral consulting agreement ended in May 2013.

Pursuant to a license agreement between the Company and Dr. Harley, he has granted an exclusive worldwide license to the Company for certain patents, rights and technology relating to monoclonal antibodies against autoimmune RNA proteins developed by him in exchange for specified royalty payments, including an annual minimum royalty of $10,000 for each licensed product utilized by the Company. For the three and six months ended June 30, 2014 and 2013, the Company has expensed the minimum $2,500 and $5,000, respectively, under such agreement.

The amounts paid to Dr. Harley were in addition to the amounts he received for his service as member of the Company’s Board of Directors and the committees of the Board of Directors on which he served. At the Company’s 2014 Annual Meeting of Stockholders held on May 20, 2014, Dr. Harley did not stand for re-election to the Board of Directors. Accordingly, Dr. Harley’s term of service as a director expired at the Company’s 2014 Annual Meeting of Stockholders.

(13) REVOLVING LINE OF CREDIT:

On March 1, 2013, the Company entered into that certain Business Loan Agreement and that certain Promissory Note with Citibank, N.A. (“Citibank”), which provides for a secured, revolving credit facility of up to $2,000,000 (the “Line of Credit”). Amounts outstanding under the Line of Credit will accrue interest at an annual rate equal to the 30-day LIBOR plus 1.75% (1.9% at June 30, 2014) and, as a result of the amendment entered into on January 1, 2014, will become due and payable on December 31, 2014, subject to acceleration upon the occurrence of certain specified events of default that the Company believes are customary for transactions of this type. Pursuant to the business loan agreement, the Company will be subject to certain specified positive and negative covenants (including, without limitation, the requirements to maintain a specified capital base of not less than $8,500,000 and a specified leverage ratio, as defined, of not less than 2.0-to-1.0) that the Company believes are customary for transactions of this type.

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

As of June 30, 2014 and 2013, approximately $1,840,000 and 1,905,000 respectively was outstanding under the Line of Credit.

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
•

our ability to successfully market the Mago 4S instrument system, the Ds5 instrument system for diabetes testing, the Ds360 instrument system for diabetes testing, the D3 instrument system for hematology testing, and the 2280 instrument system for hematology testing;

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

•	our ability to achieve cost advantages from our own manufacture of instrument systems, reagents and test kits;
•	our ability to grow beyond the autoimmune and infectious disease markets and to expand into additional diagnostic test sectors;
•	our ability to derive revenue growth from our manufacture and sale of our own hepatitis products;
•	our production capacity at our facility in Miami Lakes, Florida;
•	our ability to successfully improve our facilities and upgrade or replace our equipment and information systems in the timeframe and utilizing the amount of funds anticipated or at all;
•	our dependence on agreements with ERBA Mannheim, third party distributors and key personnel;
•	consolidation of our customers affecting our operations, markets and products;
•	reimbursement policies of governmental and private third parties affecting our operations, markets and products;
•	price constraints imposed by our customers and governmental and private third parties;

•	our ability to increase the volume of our reagent production to meet increased demand;
•	protecting our intellectual property;
•	political and economic instability and foreign currency fluctuation affecting our foreign operations;
•	the effects of utilizing cash to assist Delta in maintaining its compliance with capital requirements established by Italian law;
•	the holding of a significant portion our cash and cash equivalents at a single brokerage firm, including risks relating to the bankruptcy or insolvency of such brokerage firm;
•	litigation regarding products, distribution rights, intellectual property rights, product liability and labor and employment matters;
•	voting control of our common stock by ERBA Mannheim;
•	conflicts of interest with ERBA Mannheim and its affiliates, including Suresh Vazirani and/or Kishore “Kris” Dudani, and with our officers, employees and other directors; and
•	other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

See the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion of certain risks and uncertainties that could materially and adversely affect our business, operating results or financial condition. Many of these factors are beyond our control.

MAJORITY STOCKHOLDER

ERBA Mannheim, an in vitro diagnostics company headquartered in Germany, the parent company of which is Transasia Bio-Medicals Ltd., or Transasia, is the beneficial owner, directly or indirectly, of approximately 82% of the outstanding shares of our common stock.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO SIX MONTHS ENDED JUNE 30, 2013

Net income for the six months ended June 30, 2014 was $615,000 compared to a net loss of $160,000 for the six months ended June 30, 2013. The $775,000 increase was composed of the following:

Net revenues increased by $314,000 to $13,912,000 in 2014 from $13,598,000 in 2013. This 2.3% increase was primarily attributed to an increase in instrument and reagents orders in the international market.

Cost of sales increased by $162,000 to $7,270,000 in 2014 from $7,108,000 in 2013. This 2.3% increase was directly related to the increase in international sales mentioned above.

Gross profit increased by $152,000 to $6,642,000 in 2014 from $6,490,000 in 2013. This 2.3% increase was attributed to the increase in international sales mentioned above. Gross profit margins were 47.7% in both 2014 and 2013.

Total operating expenses decreased by $500,000 to $5,838,000 in 2014 from $6,338,000 in 2013. The 7.9% decrease was a result of decreases in selling expenses of $421,000, or 15.7%, to $2,261,000 in 2014 from $2,682,000 in 2013 and in research and development expenses of $152,000, or 20.9%, to $576,000 in 2014 from $728,000 in 2013, offset by an increase in general and administrative expenses of $73,000, or 2.5%, to $3,001,000 in 2014 from $2,928,000 in 2013. The decrease in total operating expenses is primarily attributable to the decrease in headcount in our domestic operations and the billing to ERBA Mannheim of research and development costs at our Italy subsidiary.

Operating income was $803,000 in 2014 compared to an operating income of $151,000 in 2013. The increase is primarily related to the reversal of bad debt allowance at our Italy subsidiary of $169,000, research and development costs that were billed to ERBA Mannheim of $190,000, an increase in gross profit of $152,000 from increased revenues as discussed above, and lower operating expenses of $213,000 primarily as a result of lower selling and marketing expenses from a restructuring of the salesforce.

NET REVENUES AND GROSS PROFIT

The following table presents comparative net revenues and gross profit for our operations.

	2014	2013	Increase/ (Decrease)
Net Revenues:
Domestic	$10,883,000	$11,338,000	$(455,000)
European	3,029,000	2,260,000	769,000
Total	13,912,000	13,598,000	314,000
Cost of Sales	7,270,000	7,108,000	162,000
Gross Profit	$6,642,000	$6,490,000	$152,000
% of Total	47.7%	47.7%

The increase in net revenues was primarily attributed to an increase in revenue at our Italy subsidiary, partially due to the billing of $190,000 of research and development costs to ERBA Mannheim, supported by an increase in international sales in our domestic operations due to restructuring of the salesforce.

The increase in gross profit for 2014 as compared to 2013 was primarily attributed to the increase in revenue at our Italy subsidiary as discussed above. Gross profit as a percentage of net revenues were 47.7% in both 2014 and 2013.

OPERATING EXPENSES

The following table presents our comparative operating expenses. The percentages below are based on the net revenues in the above table.

	2014	% of Revenue	2013	% of Revenue	Increase/ (Decrease)
Selling	$2,261,000	16.3%	$2,682,000	19.7%	$(421,000)
General and Administrative	3,001,000	21.6%	2,928,000	21.5%	73,000
Research and Development	576,000	4.1%	728,000	5.4%	(152,000)
Total Operating Expenses	$5,838,000	42.0%	$6,338,000	46.6%	$(500,000)

Total operating expenses decreased $500,000 from $6,338,000 in 2013 to $5,838,000 in 2014.

The 15.7% decrease of $421,000 in selling expenses in 2014 compared to 2013 was primarily due to the decrease of $408,000 from domestic operations which was due principally to a restructuring of the salesforce.

The 2.5% increase of $74,000 in general and administrative expenses in 2014 compared to 2013 was primarily additional expenses related to an enterprise resource planning implementation, and the renovation of and additional rent for Drew Scientific’s expanded facility of approximately $230,000, offset by a reversal of bad debt allowance of $169,000.

The 20.9% decrease of $152,000 in research and development expenses in 2014 compared to 2013 was primarily due to research and development efforts of our European operations of approximately Euro 138,000 (equivalent to approximately $190,000) incurred in 2014 that were billed to ERBA Mannheim, offset by an increase in headcount of the research and development department in our Miami Lakes, Florida, facility.

INCOME (LOSS) FROM OPERATIONS

Income from operations totaled $803,000 in 2014 as compared to an operating income of $151,000 in 2013, primarily due to the reversal of bad debt allowance of our European operations of $169,000 and research and development costs that were billed to ERBA Mannheim of $190,000, an increase in gross profit of $152,000 from increased revenues as discussed above, and lower operating expenses of $213,000 primarily as a result of lower selling and marketing expenses from a restructuring of the salesforce.

OTHER INCOME (EXPENSE), NET

Other income (expense) totaled a net expense of $129,000 in 2014 as compared to a net expense of $258,000 in 2013. The decrease is primarily related to expenses of $211,000 related to the acquisition of Drew Scientific in 2013.

INCOME TAX PROVISION

As of June 30, 2014 and 2013, we have recorded income tax provisions of $59,000 and $53,000, respectively. The current portion of our tax provisions in both years relates to Italian local income taxes based upon applicable statutory rates effective in Italy. In addition, the domestic provision of $34,000 for 2014 and $29,000 for 2013 represent the deferred tax provisions in these years relating to domestic tax-deductible goodwill. No current tax benefit was recorded during the two years on our losses because we had a full valuation allowance against the net deferred income tax assets.

See also Note 8, Income Taxes, to the condensed consolidated financial statements regarding other tax matters.

NET INCOME (LOSS)

Net income for 2014 was $615,000, compared to a net loss of $160,000 in 2013. Basic and diluted net income per common share were $0.02 and $0.01, respectively, in 2014 as compared to a net loss per common share of $0.01 in 2013. The net income for 2014 and the net loss for 2013 resulted from the various factors discussed above.

THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THREE MONTHS ENDED JUNE 30, 2013

Net income for the three months ended June 30, 2014 was $450,000 compared to a net income of $87,000 for the three months ended June 30, 2013. The $363,000 increase was composed of the following:

Net revenues increased by $651,000 to $7,540,000 in 2014 from $6,889,000 in 2013. This 9.5% increase was primarily attributed to an increase in revenues at our European operations, and an improvement in instrument and reagents orders in the international market.

Cost of sales increased by $398,000 to $3,845,000 in 2014 from $3,447,000 in 2013. This 11.6% increase was directly related to the increase in revenues at our European operations and international sales mentioned above.

Gross profit increased by $253,000 to $3,695,000 in 2014 from $3,442,000 in 2013. This 7.3% increase was attributed to the increase in revenues at our European operations and international sales mentioned above. Gross profit margins decreased to 49.0% in 2014 from 50.0% in 2013. This decrease was a result of the increase in our instrument sales, which have a lower gross profit margin than reagent sales.

Total operating expenses decreased by $213,000 to $3,142,000 in 2014 from $3,355,000 in 2013. The 6.3% decrease was a result of decreases in selling expenses of $214,000, or 15.5%, to $1,165,000 in 2014 from $1,379,000 in 2013 and in research and development expenses of $8,000, or 2.1%, to $373,000 in 2014 from $381,000 in 2013, offset by an increase in general and administrative expenses of $9,000, or 0.6%, to $1,604,000 in 2014 from $1,595,000 in 2013. The decrease in total operating expenses is primarily attributable to the decrease in headcount in our domestic operations.

Operating income was $554,000 in 2014 compared to an operating income of $88,000 in 2013. The increase is primarily related to the increase in gross profit of $253,000 from increased revenues as discussed above and the decrease in operating expenses from the decrease in headcount in our domestic operations.

NET REVENUES AND GROSS PROFIT

The following table presents comparative net revenues and gross profit for our operations.

	2014	2013	Increase
Net Revenues:
Domestic	$5,967,000	$5,605,000	$372,000
European	1,573,000	1,284,000	279,000
Total	7,540,000	6,889,000	651,000
Cost of Sales	3,845,000	3,447,000	398,000
Gross Profit	$3,695,000	$3,442,000	$253,000
% of Total	49.0%	50.0%

The increase in net revenues was primarily attributed to an improvement in international sales in our domestic operations and an increase in revenue at our European operations.

The increase in gross profit for 2014 as compared to 2013 was attributed to the increase in revenue at our domestic operations as discussed above. Gross profit as a percentage of net revenues decreased to 49.0% in 2014 from 50.0% in 2013, resulting principally from the increase in instrument sales, which have a lower gross profit margin.

OPERATING EXPENSES

The following table presents our comparative operating expenses. The percentages below are based on the net revenues in the above table.

	2014	% of Revenue	2013	% of Revenue	Increase/ (Decrease)
Selling	$1,165,000	15.5%	$1,379,000	20.0%	$(214,000)
General and Administrative	1,604,000	21.3%	1,595,000	23.2%	9,000
Research and Development	373,000	4.9%	381,000	5.5%	(8,000)
Total Operating Expenses	$3,142,000	41.7%	$3,355,000	48.7%	$(213,000)

Total operating expenses decreased $213,000 from $3,355,000 in 2013 to $3,142,000 in 2014.

The 15.5% decrease of $214,000 in selling expenses in 2014 compared to 2013 was primarily due to the decrease of $180,000 from domestic operations which was due principally to a restructuring of the salesforce.

The 0.6% increase of $8,000 in general and administrative expenses in 2014 compared to 2013 was primarily additional rent for Drew Scientific’s expanded facility.

The 2.1% decrease of $8,000 in research and development expenses in 2014 compared to 2013 was primarily due to increased research and development efforts of our European operations of $76,000, offset by an decrease in headcount of the domestic research and development operations $84,000.

INCOME (LOSS) FROM OPERATIONS

Income from operations totaled $554,000 in 2014 as compared to an operating income of $87,000 in 2013, primarily due to the increase in gross profit of $253,000 from increased revenues as discussed above and the decrease in operating expenses of $214,000 from the decrease in our salesforce headcount in our domestic operations.

OTHER INCOME (EXPENSE), NET

Other income (expense) totaled a net expense of $74,000 in 2014 as compared to a net income of $11,000 in 2013. The increase in net expense is primarily related to foreign currency loss of $12,000 in 2014 compared to income of $35,000 in 2013 and $29,000 of corporate costs from our European operations.

INCOME TAX PROVISION

As of June 30, 2014 and 2013, we have recorded income tax provisions of $59,000 and $53,000 respectively. The current portion of our tax provisions in both years relates to Italian local income taxes based upon applicable statutory rates effective in Italy. In addition, the domestic provision of $34,000 for 2014 and $29,000 for 2013 represent the deferred tax provisions in these years relating to domestic tax-deductible goodwill. No current tax benefit was recorded during the two years on our losses because we had a full valuation allowance against the net deferred income tax assets.

See also Note 8, Income Taxes, to the condensed consolidated financial statements regarding other tax matters.

NET INCOME (LOSS)

Net income was $450,000 and $87,000 for 2014 and 2013, respectively. Basic and diluted net income per common share were $0.01 in 2014 as compared to a net loss per common share of $0.00 in 2013. The net income for 2014 and 2013 resulted from the various factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014, our working capital was $12,691,000 compared to $11,549,000 at December 31, 2013. Cash and cash equivalents totaled $2,707,000 at June 30, 2014 and $4,031,000 at December 31, 2013.

Operating activities

Net cash flows of $964,000 were used in operating activities during the six months ended June 30, 2014 as compared to $1,459,000 that was used in operating activities during the six months ended June 30, 2013.

Cash used in operating activities of $964,000 during 2014 was the result of changes in operating assets and liabilities of $1,965,000, partially offset by non-cash items of $386,000. The non-cash items include principally depreciation and amortization, reduction in the provision for doubtful accounts receivable, and non-cash compensation for stock option grants. Cash provided by changes in operating assets and liabilities was due to changes in accounts receivable, inventories, other assets, accounts payable and accrued expenses and other long-term liabilities.

Cash used in operating activities during 2013 was primarily the result of changes in operating assets and liabilities of $1,786,000, partially offset by non-cash items of $486,000. Cash provided by changes in operating assets and liabilities was due to changes in accounts receivable, inventories, other assets, accounts payable and accrued expenses and other long-term liabilities.

Investing activities

Net cash of $346,000 and $198,000 was used in investing activities during 2014 and 2013, respectively. The cash flows relating to investing activities in 2014 were for acquisition of equipment on lease of $114,000 and leasehold improvements of $232,000. The cash flows relating to investing activities in 2013 were primarily for capital expenditures of $91,000 and acquisition of equipment on lease of approximately $107,000.

Financing activities

Financing activities during 2014 reflect proceeds from exercises of stock options of $168,000, offset by net payments of $12,000 under the revolving line of credit.

Financing activities during 2013 reflect net proceeds of $754,000 under the revolving line of credit and capital lease payments of $22,000.

Other matters

Liquidity is expected to be sufficient through the end of 2014 from the combination of the existing cash and cash equivalents at June 30, 2014, and the investment that ERBA Mannheim has contemplated to make under the Stock Purchase Agreement, including the Warrant, as described throughout this Quarterly Report on Form 10-Q.

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

Our product research and development expenditures were $576,000 during 2014 and $347,000 for 2013. Delta Biologicals billed ERBA Mannheim for a total of Euro 138,000 (equivalent to approximately $190,000) for research and development costs incurred in the six months ended June 30, 2014. Actual expenditures will depend upon, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. There can be no assurance that these expenditures will result in the development of new products or product enhancements, which we will successfully complete products under development, that we will obtain regulatory approval or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We grant credit without collateral to our customers based on our evaluation of a particular customer’s credit worthiness. In addition, allowances for doubtful accounts are maintained, particularly in Italy where payment cycles are longer than in the United States and in some instances may take in excess of a year to collect, for potential credit losses based on the age of the accounts receivable and the results of our periodic credit evaluations of our customers’ financial condition. We maintain allowances for doubtful accounts, particularly in Italy for the operations of our European subsidiary, for estimated losses based on historical loss percentages resulting from the inability of our customers to make required payments. In the first quarter of 2014, we re-evaluated the allowance for doubtful accounts, resulting in reversal of Euros 123,000 (equivalent to approximately $169,000) in the allowance.

INVENTORY

We regularly review inventory quantities on hand, which include components for current or future versions of products and instrumentation. If necessary, we record a provision for excess and obsolete inventory based primarily on our estimates of component obsolescence, product demand and production requirements, as well as based upon the status of a product within the regulatory approval process. In accordance with our inventory accounting policy, our inventory balance as of June 30, 2014 included components for current or future versions of products and instrumentation.

Inventory reserves were $1,129,000 as of both June 30, 2014 and December 31, 2013.

GOODWILL AND OTHER INTANGIBLES

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. We test goodwill for impairment on an annual basis and between annual tests when impairment indicators are identified, and goodwill is written down when impaired. Goodwill was recognized in connection with the acquisition of ImmunoVision and the more recent acquisition of Drew Scientific. We perform our annual goodwill impairment test during the last quarter of the fiscal year. No impairment charge was recorded for the goodwill at ImmunoVision or Drew Scientific during the six months ended June 30, 2014 and 2013.

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

INCOME TAXES

In prior years, we have experienced net losses from our operations. In accordance with GAAP, we are required to record a valuation allowance against the deferred tax asset associated with these losses if it is “more likely than not” that we will not be able to utilize the net operating loss to offset future taxes. Due to the cumulative net losses from the operations of both our domestic and European operations, we have provided a full valuation allowance against our deferred tax assets as of June 30, 2014.  Over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of our net operating loss carryforwards and other temporary differences.  Upon reaching such a conclusion, and upon such time as we reverse the entire amount or a portion of the valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

Under Section 382 of the Internal Revenue Code, our ability to use our net operating loss carryforwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA Mannheim of the approximately 72.4% of the then outstanding shares of our common stock previously owned by the Debregeas-Kennedy Group.  As a result of that acquisition, our ability to utilize net operating loss carryforwards to offset future taxable income is currently limited to approximately $825,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date.  The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the September 1, 2010 ownership change, but may be further limited in the event of any future change in control or similar transaction.  Our results for the six months ended June 30, 2014 and 2013 were not impacted by these limitations.

RECENTLY ISSUED ACCOUNTING STANDARDS

There were no recently issued accounting standards issued during the six months ended June 30, 2014 that were applicable to us.

CURRENCY FLUCTUATIONS

For the six months ended June 30, 2014 and 2013, approximately 22% and 17%, respectively, of our net revenues were generated in currencies other than the United States dollar. We expect that this percentage may increase in the future as a result of our efforts to increase our international presence, particularly in key markets in Europe, Asia and South America. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the relationship of the United States dollar against the Euro resulted in an increase of approximately $145,000 in net revenues for 2014 as compared to 2013. Our European subsidiary incurs most of its revenue and expenses in Euro, which, to some extent, serves as a natural hedge and limits the net currency exposure.

During the six months ended June 30, 2014 and 2013, none of our subsidiaries was domiciled in a highly inflationary environment and the impact of inflation and changing prices on our net revenues and on our loss from continuing operations was not material.

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

Item 4 - Controls and Procedures

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

Changes in Internal Control over Financial Reporting

Except with respect to our efforts to remediate our material weakness in internal control over financial reporting, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ERBA Diagnostics, Inc.

Date: August 12, 2014	By:	/s/ Prakash J. Patel
Prakash J. Patel,
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

_____________________

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished, rather than filed, with this Quarterly Report on Form 10-Q.