Form 10-Q
period 2014-09-30
ERBA Diagnostics, Inc.
filed 2014-11-10
CIK 1095858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___     No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

44,008,221 shares of Common Stock, $.01 par value, outstanding as of November 7, 2014.

ERBA Diagnostics, Inc. and Subsidiaries

INDEX

PAGE NO.
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	1

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2014 and 2013	2

Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the nine months ended September 30, 2014	3

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2014 and 2013	4

Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4 - Controls and Procedures	29

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	30

Item 6 - Exhibits	30

ERBA Diagnostics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,286,914	$4,031,071
Accounts receivable, net	6,385,317	5,546,715
Inventories, net	7,259,095	6,494,173
Related party receivables	1,898,407	1,834,732
Other current assets	833,371	395,196
Total current assets	18,663,104	18,301,887
PROPERTY, PLANT AND EQUIPMENT:
Land	352,957	352,957
Buildings and improvements	3,886,288	3,136,434
Machinery and equipment	3,464,866	3,831,213
Furniture and fixtures	2,027,512	2,216,720
	9,731,623	9,537,324
Less: accumulated depreciation	(7,953,216)	(7,976,121)
Property, plant and equipment, net	1,778,407	1,561,203
OTHER LONG-TERM ASSETS:
Intangible assets, net	1,241,210	1,480,151
Goodwill	3,494,619	3,494,619
Equipment on lease, net	588,601	586,785
Product license	183,909	226,349
Restricted deposits	435,227	204,686
Other assets	17,239	18,786
Total other long-term assets	5,960,805	6,011,376
Total assets	$26,402,316	$25,874,466
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,843,111	$1,953,906
Revolving line of credit	1,939,662	1,904,879
Other accrued expenses	2,383,385	2,894,430
Total current liabilities	6,166,158	6,753,215
OTHER LONG-TERM LIABILITIES:
Deferred tax liabilities	658,030	576,160
Other long-term liabilities	1,138,491	1,027,425
Total other long-term liabilities	1,796,521	1,603,585
Total liabilities	7,962,679	8,356,800
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01, authorized 100,000,000 shares, issued and outstanding 44,008,221 in 2014 and 43,658,221 in 2013	440,082	436,582
Additional paid-in capital	53,439,773	53,081,370
Accumulated deficit	(35,117,399)	(35,861,343)
Accumulated other comprehensive loss	(322,819)	(138,943)
Total shareholders’ equity	18,439,637	17,517,666
Total liabilities and shareholders’ equity	$26,402,316	$25,874,466

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ERBA Diagnostics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Three months		Nine months
	2014	2013	2014	2013
NET REVENUE	$6,469,488	$6,940,713	$20,381,257	$20,538,079
COST OF SALES	3,326,571	3,925,819	10,596,514	11,033,411
Gross profit	3,142,917	3,014,894	9,784,743	9,504,668
OPERATING EXPENSES:
Selling	931,259	1,327,460	3,192,135	4,009,650
General and administrative	1,750,267	1,403,495	4,752,106	4,331,719
Research and development	110,325	205,398	686,220	933,375
Total operating expenses	2,791,851	2,936,353	8,630,461	9,274,744
Income from operations	351,066	78,541	1,154,282	229,924
OTHER INCOME (EXPENSE), NET:
Interest expense	(17,105)	(29,264)	(96,195)	(67,177)
(Loss) gain on foreign currency transactions	(197,685)	112,909	(211,890)	138,164
Acquisition expenses	-	-	-	(211,045)
Other income (expense), net	20,775	(5,663)	(14,077)	(40,368)
Total other (expense) income, net	(194,015)	77,982	(322,162)	(180,426)
Income before provision for income taxes	157,051	156,523	832,120	49,498
PROVISION FOR INCOME TAXES	(29,133)	(27,294)	(88,176)	(79,988)
Net income (loss)	127,918	129,229	743,944	(30,490)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(302,889)	420,765	(183,876)	188,875
Total comprehensive income (loss)	$(174,971)	$549,994	$560,068	$158,385
NET INCOME (LOSS) PER SHARE – Basic	$0.00	$0.00	$0.02	$(0.00)
NET INCOME (LOSS) PER SHARE – Diluted	$0.00	$0.00	$0.01	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	43,906,740	43,658,221	43,832,851	43,658,221
Diluted	55,236,760	46,937,852	54,650,237	43,658,221

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ERBA Diagnostics, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

For the Nine Months Ended September 30, 2014

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances as of December 31, 2013	43,658,221	$436,582	$53,081,370	$(35,861,343)	$(138,943)	$17,517,666
Stock option exercises	350,000	3,500	307,000	—	—	310,500
Stock option grants			51,403			51,403
Net income	—	—	—	743,944	—	743,944
Foreign currency translation adjustment	—	—	—	—	(183,876)	(183,876)
Balances as of September 30, 2014	44,008,221	$440,082	$53,439,773	$(35,117,399)	$(322,819)	$18,435,637

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ERBA Diagnostics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$743,944	$(30,490)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities-
Depreciation and amortization	735,838	636,494
Provision (reduction) for doubtful accounts receivable	(151,573)	107,917
Reversal of provision for inventory obsolescence	--	(6,011)
Non-cash compensation	51,403	134,000
Deferred income tax provision	51,591	34,494
Changes in operating assets and liabilities:
Accounts receivable	(918,043)	(800,695)
Inventories	(881,246)	(825,862)
Other assets	(916,541)	(728,968)
Related party receivables	(215,875)	--
Accounts payable and accrued expenses	(538,038)	(308,488)
Other long-term liabilities	366,917	(111,456)
Net cash (used in) operating activities	(1,671,623)	(1,899,065)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(218,967)	(141,967)
Acquisition of equipment on lease, net	(180,130)	(122,266)
Net cash (used in) investing activities	(399,097)	(264,233)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving line of credit	88,060	1,103,698
Proceeds from stock option exercises	310,500	--
Capital lease payments	--	(21,947)
Net cash provided by financing activities	398,560	1,081,751

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(71,997)	225,745

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,744,157)	(855,802)
CASH AND CASH EQUIVALENTS, beginning of period	4,031,071	4,125,819
CASH AND CASH EQUIVALENTS, end of period	$2,286,914	$3,270,017

SUPPLEMENTAL DISCLOSURES:
Interest paid	$26,660	$67,177

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ERBA Diagnostics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(1) ORGANIZATION AND OPERATIONS:

General Information

The accompanying unaudited interim condensed consolidated financial statements of ERBA Diagnostics, Inc. (the “Company,” “ERBA Diagnostics,” “we,” “us” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments necessary to state fairly the results of operations, financial position, changes in stockholders’ equity and cash flows have been made. The results of operations, financial position, changes in stockholders’ equity and cash flows for the nine months ended September 30, 2014 are not necessarily indicative of the results of operations, financial position, changes in stockholders’ equity and cash flows which may be reported for the remainder of 2014. The consolidated balance sheet as of December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

(2) LIQUIDITY:

The Company achieved a net income of approximately $744,000 during the nine months ended September 30, 2014 and incurred a net loss of approximately $30,000 during the nine months ended September 30, 2013 and had cash used in operations of approximately $1,672,000 and approximately $1,899,000 for those respective periods.

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

During the nine months ended September 30, 2014, a member of the Company’s Board of Directors and a former executive officer of the Company exercised 350,000 stock options at a weighted average exercise price of $0.89 for total cash proceeds of approximately $310,000.

On May 22, 2014, the Company granted to its independent directors stock options to purchase an aggregate of 30,000 shares of the Company’s common stock at an exercise price of $1.76 per share. The options vested immediately and expire on May 21, 2024. The fair market value of such stock option was $1.76 per stock option based on the Black-Scholes valuation model.

On June 1, 2014, the Company granted to an executive officer stock options to purchase 25,000 shares of the Company’s common stock at an exercise price of $1.76 per share. The options have a one year vesting period and expire on May 31, 2024. The fair market value of such stock option was $1.76 per stock option based on the Black-Scholes valuation model.

On June 6, 2014, the Company granted to an executive officer stock options to purchase 10,000 shares of the Company’s common stock at an exercise price of $1.63 per share. The options have a three year vesting period and expire on May 31, 2024. The fair market value of such stock option was $1.63 per stock option based on the Black-Scholes valuation model.

There was stock-based compensation expense of approximately $4,000 and $51,000 for the three and nine months ended September 30, 2014, respectively, and stock-based compensation expense of $134,000 for both the three and nine months ended September 30, 2013.

The following table summarizes the stock option activity for the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Exercise Price
Balance as of December 31, 2013	1,170,870	$1.33
Stock options granted	65,000	$1.77
Stock options exercised	(350,000)	$0.89
Balance as of September 30, 2014	885,870	$1.54

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

Accounts receivable, net, consists of the following:

	September 30, 2014	December 31, 2013
Accounts receivable	$7,515,114	$6,964,357
Less: allowance for doubtful accounts	(1,129,797)	(1,417,642)
Accounts receivable, net	$6,385,317	$5,546,715

(6) INVENTORIES, NET:

Inventories, net consist of the following:

	September 30,	December 31,
	2014	2013

Raw materials	$1,068,047	$3,123,380
Work-in-process	748,664	624,454
Finished goods	5,442,384	2,746,339
Total inventories, net	$7,259,095	$6,494,173

(7) INCOME (LOSS) PER SHARE:

Basic income (loss) per share excludes any dilution. It is based upon the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. A total of 150,000 share based awards were excluded from the calculation of diluted earnings per shares for the three and nine months ended September 30, 2014 and a total of 12,674,573 and 15,854,204 share based awards were excluded from the calculation of diluted earnings per share for three and nine months ended September 30, 2013, respectively, as they were anti-dilutive.

(8) INCOME TAXES:

The (provision) for/benefit from income taxes consists of the following for the three and nine months ended September 30, 2014 and 2013:

	Three Months		Nine months
	2014	2013	2014	2013
Current:
Foreign	$(11,936)	$(10,017)	$(36,585)	$(33,688)

Deferred:
Domestic	(17,197)	(17,277)	(51,591)	(46,300)
Total	$(29,133)	$(27,294)	$(88,176)	$(79,988)

The Company is susceptible to large fluctuations in its effective tax rate and has thereby recognized income tax expense on a discrete pro-rata basis for the nine month periods ended September 30, 2014 and 2013. In addition, no current domestic income tax provision was recorded during the same periods, due to utilization of valuation allowance to offset domestic income of approximately $709,000 during the nine month period ended September 30, 2014 and $291,000 during the nine month period ended September 30, 2013. The foreign current income tax provisions for the three and nine months ended September 30, 2014 and 2013 were primarily the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

The Company has established a full valuation allowance on its net domestic deferred tax assets, which are primarily comprised of net operating loss carryforwards.  Accordingly, as of September 30, 2014 and December 31, 2013, the Company had no net domestic deferred tax assets.  As of September 30, 2014 and December 31, 2013, the Company had net deferred tax liabilities of $658,030 and $576,160, respectively, relating to tax deductible goodwill which is not expected to reverse in the foreseeable future.  Additionally, as of September 30, 2014 and December 31, 2013, the Company also had no net foreign deferred tax asset, as a full valuation allowance was provided.  Future changes in the estimated net realizable value of the deferred tax assets or deferred tax liabilities could cause the provision for income taxes to vary significantly from period to period.

Domestic net operating losses generated by the Company total approximately $18,110,000 as of December 31, 2013 and are subject to any applicable limitations as described below.  The net operating losses included in the domestic net deferred tax asset will begin to expire in 2023. Under Section 382 of the Internal Revenue Code, the Company’s use of its net operating loss carryforwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA Mannheim of the approximately 72.4% of the then outstanding shares of the Company’s common stock previously owned by the Debregeas-Kennedy Group. As a result of that acquisition, the Company’s ability to utilize net operating loss carryforwards to offset any future taxable income is currently limited to approximately $827,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date.  The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the ownership change.  The limitations of these net operating loss carryforwards did not impact the Company’s results for the nine months ended September 30, 2014 and 2013.

United States income taxes have not been provided on undistributed earnings of foreign subsidiaries, as such earnings are being retained indefinitely by such subsidiaries for reinvestment.  The distribution of these earnings would first reduce the domestic valuation allowance before resulting in additional United States income taxes.

For the nine month period ended September 30, 2014 and 2013, we have recorded income tax provisions of approximately $88,000 and $80,000, respectively. The current portion of our tax provisions in both years relates to Italian local income taxes based upon applicable statutory rates effective in Italy. In addition, the domestic provision of approximately $52,000 for 2014 and $46,000 for 2013 represent the deferred tax provisions in these years relating to domestic tax-deductible goodwill. No current tax benefit was recorded during the two years on our losses because we had a full valuation allowance against the net deferred income tax assets.

In prior years, we have experienced net losses from our operations. In accordance with GAAP, we are required to record a valuation allowance against the deferred tax asset associated with these losses if it is “more likely than not” that we will not be able to utilize the net operating loss to offset future taxes. Due to the cumulative net losses from the operations of both our domestic and European operations, we have provided a full valuation allowance against our deferred tax assets as of September 30, 2014.  Over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of our net operating loss carryforwards and other temporary differences.  Upon reaching such a conclusion, and upon such time as we reverse the entire amount or a portion of the valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

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

A substantial portion of the Company’s accounts receivable and revenues are derived from Delta Biologicals, S.r.l., the Company’s subsidiary located in Italy (“Delta Biologicals”), and its operations may be affected by the recent fiscal and debt crisis the Italian government is facing. As of September 30, 2014 and December 31, 2013, Delta Biologicals’ gross accounts receivable, primarily due from Italian companies, were approximately $4,007,000 and $4,647,000, respectively. Amounts due from hospitals and laboratories controlled by the Italian government as of September 30, 2014 and December 31, 2013 were approximately $1,306,000 and $1,700,000, respectively, which accounted for approximately 20% and 31%, respectively, of the Company’s consolidated net accounts receivable. Delta Biologicals recognized revenues during the nine month ended September 30, 2014 and 2013 of approximately $4,292,000 and $3,505,000, respectively, which represented approximately 21% and 17%, respectively, of the Company’s consolidated net revenues.

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

(10) SEGMENT INFORMATION:

The Company’s management reviews financial information, allocates resources and manages its business by geographic region. The domestic region, which includes corporate expenditures, contains the Company’s subsidiaries in the United States. The European region contains Delta Biologicals. The information provided is based on internal reports and was developed and utilized by management to track trends and changes in the results of the regions. The information, including the allocations of expense and overhead, was calculated based on a management approach and may not reflect the actual economic costs, contributions or results of operations of the regions as stand-alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the regions might differ but the relative trends would, in management's view, likely not be materially impacted. The table below sets forth net revenues, income (loss) from operations, total assets and goodwill by region for the three and nine months ended September 30, 2014 and 2013:

Three Months Ended	Domestic	European	Eliminations	Total

September 30, 2014:
External net sales	$5,231,530	$1,237,958	$-	$6,469,488
Intercompany sales	80,433	8,721	(89,154)	-
Net revenue	$5,311,963	$1,246,679	$(89,154)	$6,469,488

Income (loss) from operations	$375,555	$(24,489)	$-	$351,066

September 30, 2013:
External net sales	$5,711,672	$1,229,041	$-	$6,940,713
Intercompany sales	60,167	3,075	(63,242)	-
Net revenue	$5,771,839	$1,232,116	$(63,242)	$6,940,713

Income (loss) from operations	$219,149	$(140,608)	$-	$78,541

Nine Months Ended	Domestic	European	Eliminations		Total

September 30, 2014:
External net sales	$16,114,540	$4,266,717		$-	$20,381,257
Intercompany sales	290,559	25,054		(315,613)	-
Net revenue	$16,405,099	$4,291,771	$	(315,613)	$20,381,257

Income from operations	$1,008,084	$146,198		$-	$1,154,282

Assets	$41,177,570	$5,684,971	$	(20,460,225)	$26,402,316
Goodwill	$3,494,619	$-		$-	$3,494,619

September 30, 2013:
External net sales	$17,049,329	$3,488,750		$-	$20,538,079
Intercompany sales	296,457	16,529		(312,986)	-
Net revenue	$17,345,786	$3,505,279		$(312,986)	$20,538,079

Income (loss) from operations	$721,528	$(491,604)		$-	$229,924

Assets	$40,493,671	$5,610,765		$(20,460,225)	$25,644,211
Goodwill	$3,494,619	$-		$-	$3,494,619

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

(12) RELATED PARTY TRANSACTIONS:

Certain Relationships and Related Transactions

The Company sold products to Transasia, and a subsidiary of ERBA Mannheim, in the amount of approximately $1,280,000 and $1,874,000, for the three and nine months ended September 30, 2014, respectively, and approximately $24,000 and $70,000 for the three and nine months ended September 30, 2013, respectively.

During 2011, Delta Biologicals entered into a contract research and development agreement with ERBA Mannheim, as amended, for a total of Euro 754,700, pursuant to which ERBA Mannheim agreed to pay the subsidiary a total amount of Euro 133,000 (equivalent to approximately $186,000) during the fourth quarter of 2011 and an additional Euro 621,700 (equivalent to approximately $799,000) during the year ended December 31, 2012 for the results of certain research and development. Further research and development has occurred subsequent to 2012 under the agreement. For the three and nine months ended September 30, 2014, the Company recognized research and development revenue under this agreement in the amount of approximately Euro 148,000 (equivalent to approximately $200,000) and approximately Euro 286,000 (equivalent to approximately $387,000), respectively.

The Company had total net accounts receivable from ERBA Mannheim and Transasia of approximately $1,898,000 and $1,835,000 as of September 30, 2014 and December 31, 2013, respectively, related to the above transactions and receivables from the sale of products and the reimbursement of various expenditures incurred on behalf of ERBA Mannheim.

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

On April 16, 2012, ERBA Mannheim exercised, in part, the Warrant by paying an aggregate exercise price of $450,000 and, in connection therewith, the Company issued to ERBA Mannheim 600,000 shares of the Company’s common stock. A total of 19,400,000 warrants remain unexercised as of September 30, 2014 and 2013. As of September 30, 2014 and 2013, the Warrant was exercisable for 14,733,334 shares of the Company’s common stock.

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

Other Transactions

During the nine months ended September 30, 2013, ImmunoVision paid $6,000 to John B. Harley, M.D., Ph.D., a member of the Company’s Board of Directors, under that certain oral consulting agreement between Dr. Harley and ImmunoVision pursuant to which Dr. Harley was paid $2,000 per month in consideration for his provision of technical guidance and business assistance to the subsidiary on an as-needed basis. The oral consulting agreement ended in May 2013.

Pursuant to a license agreement between the Company and Dr. Harley, he has granted an exclusive worldwide license to the Company for certain patents, rights and technology relating to monoclonal antibodies against autoimmune RNA proteins developed by him in exchange for specified royalty payments, including an annual minimum royalty of $10,000 for each licensed product utilized by the Company. For the three and nine months ended September 30, 2014 , the Company has expensed the minimum $2,500 under such agreement. For the three and nine months ended September 30, 2013, the Company expensed $0 and $5,000, respectively.

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

(13) REVOLVING LINE OF CREDIT:

On March 1, 2013, the Company entered into that certain Business Loan Agreement and that certain Promissory Note with Citibank, N.A. (“Citibank”), which provides for a secured, revolving credit facility of up to $2,000,000 (the “Line of Credit”). Amounts outstanding under the Line of Credit will accrue interest at an annual rate equal to the 30-day LIBOR plus 1.75% (1.9% at September 30, 2014) and, as a result of the amendment entered into on January 1, 2014, will become due and payable on December 31, 2014, subject to acceleration upon the occurrence of certain specified events of default that the Company believes are customary for transactions of this type. Pursuant to the business loan agreement, the Company will be subject to certain specified positive and negative covenants (including, without limitation, the requirements to maintain a specified capital base of not less than $8,500,000 and a specified leverage ratio, as defined, of not less than 2.0-to-1.0) that the Company believes are customary for transactions of this type.

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

As of September 30, 2014 and December 31, 2013, approximately $1,940,000 and 1,905,000, respectively, was outstanding under the Line of Credit.

(14) RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11 (“ASU 2013-11”) “Income Taxes (Topic 740): Presentation of an UnrecognizedTax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. ASU 2013-11 states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward. The exception to this treatment is as follows: to the extent an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date or if the entity is not required to use and does not intend to use the deferred tax asset, then the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 does not require any additional recurring disclosures. Effective January 1, 2014, the Company adopted ASU 2013-11. There was no impact to the Company’s consolidated financial statements as a result of the adoption of ASU 2013-11.

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. ASU 2014-09 will require entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 31, 2016, including interim periods. The Company will have the option to apply the provisions of ASU 2014-09 either retrospectively to each reporting period presented, or retrospectively with the cumulative effect of applying this standard at the date of initial application. Early adoption is not permitted. The Company is currently evaluating the method and impact of the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12 (“ASU 2014-12”), “Compensation – Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target which affects vesting and which could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-12 on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15 (“ASU 2014-15”), “Presentation of Financial Statements-Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires a Company’s management to evaluate, at each reporting period, whether there are conditions or events that raise substantial doubt about the entities ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on its consolidated financial statements.

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

•	the remaining transactions contemplated by the investment under the Stock Purchase Agreement may not be consummated on the contemplated terms, in the time frame anticipated, or at all;

•	the net proceeds of the investment contemplated by the Stock Purchase Agreement may not provide adequate cash resources to fund our operations or liquidity needs for the reasonably foreseeable future;

•	our ability to achieve or sustain profitability from our operations or otherwise secure funds to provide the basis for our long-term liquidity;

•	our broad discretion in our use of the net proceeds from the investment contemplated by the stock purchase agreement;

•	the Warrant may not be exercised, in whole or in part;

•

the decision to exercise the Warrant will be made by ERBA Mannheim based upon considerations it deems appropriate, which may include, among other things, the future market price of our common stock, which is subject to volatility and a number of other factors, many of which are beyond our control, and, when making any such decision to exercise the Warrant, ERBA Mannheim’s interests may conflict with our interests;

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

•

our ability to successfully market the Mago 4S instrument system, Ds5 instrument system for diabetes testing, the Ds360 instrument system for diabetes testing, the D3 instrument system for hematology testing, and the 2280 instrument system for hematology testing;

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

•

our ability to expand our product offerings and/or market reach, including, without limitation, our ability to increase our presence in key countries in Europe, South America, Asia as well as other international markets;

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2013

Net income for the nine months ended September 30, 2014 was $744,000 compared to a net loss of $30,000 for the nine months ended September 30, 2013. The $774,000 increase was composed of the following:

Net revenues decreased by $157,000 to $20,381,000 in 2014 from $20,538,000 in 2013. This 0.8% decrease was primarily attributed to a decrease in instrument orders in the international market.

Cost of sales decreased by $437,000 to $10,597,000 in 2014 from $11,033,000 in 2013. This 4.0% decrease was directly related to the decrease in international sales mentioned above.

Gross profit increased by $280,000 to $9,785,000 in 2014 from $9,505,000 in 2013. This 3.0% increase was attributed to lower instrument sales, which have a lower profit margin, as mentioned above. Gross profit margins were 48.0% and 46.3% in 2014 and 2013, respectively.

Total operating expenses decreased by $645,000 to $8,630,000 in 2014 from $9,275,000 in 2013. The 7.0% decrease was a result of decreases in selling expenses of $818,000, or 20.4%, to $3,192,000 in 2014 from $4,010,000 in 2013 and in research and development expenses of $247,000, or 26.4%, to $686,000 in 2014 from $933,000 in 2013, offset by an increase in general and administrative expenses of $420,000, or 9.7%, to $4,752,000 in 2014 from $4,332,000 in 2013. The decrease in total operating expenses is primarily attributable to the decrease in headcount in our domestic operations and the billing to ERBA Mannheim of research and development costs at our Italy subsidiary.

Operating income was $1,154,000 in 2014 compared to an operating income of $230,000 in 2013. The increase is primarily related to the reversal of bad debt allowance at our Italy subsidiary of $152,000, research and development costs that were billed to ERBA Mannheim of $390,000, an increase in gross profit of $280,000 as discussed above, and a reduction in selling expense of approximately $180,000 caused by a restructuring of the sales force.

NET REVENUES AND GROSS PROFIT

The following table presents comparative net revenues and gross profit for our operations.

	2014	2013	Increase/ (Decrease)
Net Revenues:
Domestic	$16,114,000	$17,049,000	$(935,000)
European	4,267,000	3,489,000	778,000
Total	20,381,000	20,538,000	(157,000)
Cost of Sales	10,596,000	11,033,000	(437,000)
Gross Profit	$9,785,000	$9,505,000	$280,000
% of Total	48.0%	46.3%

The decrease in net revenues was primarily due to an decrease in instrument orders in the international market and as a result of the restructuring of the salesforce, offset by an increase in revenue at our Italian subsidiary and the billing of $390,000 of research and development costs to ERBA Mannheim.

The increase in gross profit for 2014 as compared to 2013 was primarily attributed to the decrease in our instrument sales, which have a lower gross profit. Gross profit as a percentage of net revenues was 48.0% and 46.3% for 2014 and 2013, respectively.

OPERATING EXPENSES

The following table presents our comparative operating expenses. The percentages below are based on the net revenues in the above table.

	2014	% of Revenue	2013	% of Revenue	Increase/ (Decrease)
Selling	$3,192,000	15.6%	$4,010,000	19.5%	$(818,000)
General and Administrative	4,752,000	23.4%	4,332,000	21.0%	420,000
Research and Development	686,000	3.4%	933,000	4.5%	(247,000)
Total Operating Expenses	$8,630,000	42.4%	$9,275,000	45.0%	$(645,000)

Total operating expenses decreased $645,000 from $9,275,000 in 2013 to $8,630,000 in 2014.

The 20.4% decrease of $818,000 in selling expenses in 2014 compared to 2013 was primarily due to the decrease of $600,000 from domestic operations which was due principally to a restructuring of the salesforce.

The 9.7% increase of $420,000 in general and administrative expenses in 2014 compared to 2013 was primarily additional expenses related to an enterprise resource planning implementation, and the renovation of and additional rent for Drew Scientific’s expanded facility of approximately $530,000, offset by a reversal of bad debt allowance of $152,000.

The 26.5% decrease of $247,000 in research and development expenses in 2014 compared to 2013 was primarily due to research and development efforts in our European operations of approximately 286,000 Euro (equivalent to approximately $390,000), incurred in 2014 that were billed to ERBA Mannheim. These were offset by an increase in headcount of the research and development department in our Miami Lakes, Florida facility.

INCOME FROM OPERATIONS

Income from operations totaled $1,154,000 in 2014 as compared to an operating income of $230,000 in 2013, primarily due to the reversal of bad debt allowance of our European operations of $152,000 and research and development costs that were billed to ERBA Mannheim of $390,000, an increase in gross profit of $280,000 as discussed above, and a reduction in selling expense of approximately $180,000 caused by a restructuring of the sales force.

OTHER INCOME (EXPENSE), NET

Other income (expense) totaled a net expense of $322,000 in 2014 as compared to a net expense of $180,000 in 2013. The increase is primarily related to a loss from foreign currency transactions of $212,000 in 2014 compared to a gain of $138,000 in 2013, offset by expenses of $211,000 related to the acquisition of Drew Scientific in 2013.

INCOME TAX PROVISION

For the nine months ended September 30, 2014 and 2013, we have recorded income tax provisions of $88,000 and $80,000, respectively. The current portion of our tax provisions in both years relates to Italian local income taxes based upon applicable statutory rates effective in Italy. In addition, the domestic provision of $52,000 for 2014 and $46,000 for 2013 represent the deferred tax provisions in these years relating to domestic tax-deductible goodwill. No current tax benefit was recorded during the two years on our losses because we had a full valuation allowance against the net deferred income tax assets.

See also Note 8, Income Taxes, to the condensed consolidated financial statements regarding other tax matters.

NET INCOME (LOSS)

Net income for 2014 was $744,000, compared to a net loss of $30,000 in 2013. Basic and diluted net income per common share were $0.02 and $0.01, respectively, in 2014 as compared to a net loss per common share of $0.00 in 2013. The net income for 2014 and the net loss for 2013 resulted from the various factors discussed above.

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2013

Net income for the three months ended September 30, 2014 and 2013 was $128,000 and $129,000, respectively.

Net revenues decreased by $472,000 to $6,469,000 in 2014 from $6,941,000 in 2013. This 6.8% decrease was primarily attributed to a decrease in instrument orders in the international market, offset by an increase in revenues at our European operations.

Cost of sales decreased by $599,000 to $3,327,000 in 2014 from $3,926,000 in 2013. This 15.3% decrease was related to a decrease in instrument sales, which have a higher cost than reagent sales.

Gross profit increased by $128,000 to $3,143,000 in 2014 from $3,015,000 in 2013. This 4.2% increase was attributed to a decrease in instrument sales, which have a lower margin than reagent sales. Gross profit margins increased to 48.6% in 2014 from 43.4% in 2013.

Total operating expenses decreased by $144,000 to $2,792,000 in 2014 from $2,936,000 in 2013. The 4.9% decrease was a result of decreases in selling expenses of $396,000, or 29.8%, to $931,000 in 2014 from $1,327,000 in 2013 and in research and development expenses of $94,000, or 45.9%, to $111,000 in 2014 from $205,000 in 2013, offset by an increase in general and administrative expenses of $346,000, or 24.6%, to $1,750,000 in 2014 from $1,404,000 in 2013.

Operating income was $351,000 in 2014 compared to an operating income of $79,000 in 2013. The increase is primarily related to the increase in gross profit of $128,000 from increased revenues as discussed above and the decrease in operating expenses from the decrease in headcount in our domestic operations.

NET REVENUES AND GROSS PROFIT

The following table presents comparative net revenues and gross profit for our operations

	2014	2013	Increase/ (Decrease)
Net Revenues:
Domestic	$5,232,000	$5,712,000	$(480,000)
European	1,238,000	1,229,000	9,000
Total	6,470,000	6,941,000	(471,000)
Cost of Sales	3,327,000	3,926,000	(599,000)
Gross Profit	$3,143,000	$3,015,000	$128,000
% of Total	48.6%	43.4%

The decrease in net revenues was primarily attributed to a decrease in instrument orders in the international market.

The increase in gross profit for 2014 as compared to 2013 was attributed to a decrease in our instrument sales, which have a lower gross profit. Gross profit as a percentage of net revenues increased to 48.6% in 2014 from 43.4% in 2013, resulting principally from the decrease in instrument sales, as mentioned above.

OPERATING EXPENSES

The following table presents our comparative operating expenses. The percentages below are based on the net revenues in the above table.

	2014	% of Revenue	2013	% of Revenue	Increase/ (Decrease)
Selling	$931,000	14.4%	$1,327,000	19.1%	$(396,000)
General and Administrative	1,750,000	27.1%	1,404,000	20.0%	346,000
Research and Development	111,000	1.7%	205,000	3.0%	(94,000)
Total Operating Expenses	$2,792,000	43.2%	$2,936,000	42.1%	$(144 ,000)

Total operating expenses decreased $144,000 from $2,936,000 in 2013 to $2,792,000 in 2014.

The 29.8% decrease of $396,000 in selling expenses in 2014 compared to 2013 was primarily due to the decrease of $350,000  from domestic operations which was due principally to a restructuring of the salesforce.

The 24.6% increase of $346,000 in general and administrative expenses in 2014 compared to 2013 was primarily additional rent for Drew Scientific’s expanded facility.

The 45.9% decrease of $94,000 in research and development expenses in 2014 compared to 2013 was primarily due to a decrease due to research and development efforts in our European operations of approximately 158,000 Euro (equivalent to approximately $200,000), incurred in 2014 that were billed to ERBA Mannheim, offset by an increase in headcount of the research and development department in our Miami Lakes, Florida facility.

INCOME FROM OPERATIONS

Income from operations totaled $351,000 in 2014 as compared to an operating income of $79,000 in 2013, primarily due to the increase in gross profit of $128,000, as well as a decrease in operating expenses of $144,000, both of which are dicussed above.

OTHER INCOME (EXPENSE), NET

Other income (expense) totaled a net expense of $194,000 in 2014 as compared to a net income of $78,000 in 2013. The increase in net expense is primarily related to foreign currency loss of $197,000 in 2014 compared to income of $113,000 in 2013 and $23,000 of corporate costs from our European operations.

INCOME TAX PROVISION

For the three months ended September 30, 2014 and 2013, we have recorded income tax provisions of $29,000 and $27,000, respectively. The current portion of our tax provisions in both years relates to Italian local income taxes based upon applicable statutory rates effective in Italy. In addition, the domestic provision of $17,000 for both 2014 for and 2013 represent the deferred tax provisions in these years relating to domestic tax-deductible goodwill. No current tax benefit was recorded during the two years on our losses because we had a full valuation allowance against the net deferred income tax assets.

See also Note 8, Income Taxes, to the condensed consolidated financial statements regarding other tax matters.

NET INCOME (LOSS)

Net income was $128,000 and $129,000 for 2014 and 2013 respectively. Basic and diluted net income per common share were $0.00 in both 2014 and 2013. The net income for 2014 and 2013 resulted from the various factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2014, our working capital was $12,497,000 compared to $11,549,000 at December 31, 2013. Cash and cash equivalents totaled $2,287,000 at September 30, 2014 and $4,031,000 at December 31, 2013.

Operating activities

Net cash flows of $1,672,000 were used in operating activities during the nine months ended September 30, 2014 as compared to $1,899,000 that was used in operating activities during the nine months ended September 30, 2013.

Cash used in operating activities of $1,672,000 during 2014 was the result of changes in operating assets and liabilities of $3,103,000, partially offset by non-cash items of $687,000. The non-cash items include principally depreciation and amortization, reduction in the provision for doubtful accounts receivable, and non-cash compensation for stock option grants. Cash provided by changes in operating assets and liabilities was due to changes in accounts receivable, inventories, other assets, accounts payable and accrued expenses and other long-term liabilities.

Cash used in operating activities during 2013 was primarily the result of changes in operating assets and liabilities of $2,775,000, partially offset by non-cash items of $907,000. Cash provided by changes in operating assets and liabilities was due to changes in accounts receivable, inventories, other assets, accounts payable and accrued expenses and other long-term liabilities.

Investing activities

Net cash of $399,000 and $264,000 was used in investing activities during 2014 and 2013, respectively. The cash flows relating to investing activities in 2014 were for acquisition of equipment on lease of $180,000 and leasehold improvements of $219,000. The cash flows relating to investing activities in 2013 were primarily for capital expenditures of $142,000 and acquisition of equipment on lease of approximately $122,000.

Financing activities

Financing activities during 2014 reflect proceeds from exercises of stock options of $311,000 and net proceeds from the Line of Credit of $88,000.

Financing activities during 2013 reflect net proceeds of $1,104,000 under the Line of Credit and capital lease payments of $22,000.

As discussed in Note 13, on January 1, 2014, Diamedix Corporation (“Diamedix”), a wholly-owned subsidiary of the Company, extended the term of its loan agreement with Citibank, N.A., which provides for a secured, revolving credit facility of up to $2,000,000, for an additional year, thereby making the maturity date December 31, 2014. The Company expects to renew the line of credit upon its maturity.

Other matters

Liquidity is expected to be sufficient through the next twelve months from the combination of the existing cash and cash equivalents at September 30, 2014, and the investment that ERBA Mannheim has contemplated to make under the Stock Purchase Agreement, including the Warrant, as described throughout this Quarterly Report on Form 10-Q.

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

Our product research and development expenditures were $686,000 during 2014 and $933,000 for 2013. Delta Biologicals billed ERBA Mannheim for a total of Euro 286,000 (equivalent to approximately $390,000) for research and development costs incurred in the nine months ended September 30, 2014. Actual expenditures will depend upon, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. There can be no assurance that these expenditures will result in the development of new products or product enhancements, which we will successfully complete products under development, that we will obtain regulatory approval or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We grant credit without collateral to our customers based on our evaluation of a particular customer’s credit worthiness. In addition, allowances for doubtful accounts are maintained, particularly in Italy where payment cycles are longer than in the United States and in some instances may take in excess of a year to collect, for potential credit losses based on the age of the accounts receivable and the results of our periodic credit evaluations of our customers’ financial condition. We maintain allowances for doubtful accounts, particularly in Italy for the operations of our European subsidiary, for estimated losses based on historical loss percentages resulting from the inability of our customers to make required payments. In the first quarter of 2014, we re-evaluated the allowance for doubtful accounts, resulting in reversal of Euros 111,000 (equivalent to approximately $152,000) in the allowance.

INVENTORY

We regularly review inventory quantities on hand, which include components for current or future versions of products and instrumentation. If necessary, we record a provision for excess and obsolete inventory based primarily on our estimates of component obsolescence, product demand and production requirements, as well as based upon the status of a product within the regulatory approval process. In accordance with our inventory accounting policy, our inventory balance as of September 30, 2014 included components for current or future versions of products and instrumentation.

Inventory reserves were $1,129,000 as of both September 30, 2014 and December 31, 2013.

GOODWILL AND OTHER INTANGIBLES

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. We test goodwill for impairment on an annual basis and between annual tests when impairment indicators are identified, and goodwill is written down when impaired. Goodwill was recognized in connection with the acquisition of ImmunoVision and the more recent acquisition of Drew Scientific. We perform our annual goodwill impairment test during the last quarter of the fiscal year. No impairment charge was recorded for the goodwill at ImmunoVision or Drew Scientific during the nine months ended September 30, 2014 and 2013.

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

STOCK-BASED COMPENSATION

Stock-based compensation expense for all stock-based compensation awards is based on the grant-date fair value estimate calculated in accordance with applicable accounting guidance. We recognize these compensation costs on a straight-line basis over the requisite service year of the award, which is generally the option vesting term of either immediately or in equal annual amounts over a three year period.

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

INCOME TAXES

In prior years, we have experienced net losses from our operations. In accordance with GAAP, we are required to record a valuation allowance against the deferred tax asset associated with these losses if it is “more likely than not” that we will not be able to utilize the net operating loss to offset future taxes. Due to the cumulative net losses from the operations of both our domestic and European operations, we have provided a full valuation allowance against our deferred tax assets as of September 30, 2014.  Over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of our net operating loss carryforwards and other temporary differences.  Upon reaching such a conclusion, and upon such time as we reverse the entire amount or a portion of the valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

Under Section 382 of the Internal Revenue Code, our ability to use our net operating loss carryforwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA Mannheim of the approximately 72.4% of the then outstanding shares of our common stock previously owned by the Debregeas-Kennedy Group.  As a result of that acquisition, our ability to utilize net operating loss carryforwards to offset future taxable income is currently limited to approximately $827,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date.  The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the September 1, 2010 ownership change, but may be further limited in the event of any future change in control or similar transaction.  Our results for the nine months ended September 30, 2014 and 2013 were not impacted by these limitations.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Note 14, Recently Issued Accounting Standards, to the Condensed Consolidated Financial Statements for recently issued accounting standards that were applicable to us.

CURRENCY FLUCTUATIONS

For the nine months ended September 30, 2014 and 2013, approximately 21% and 17%, respectively, of our net revenues were generated in currencies other than the United States dollar. We expect that this percentage may increase in the future as a result of our efforts to increase our international presence, particularly in key markets in Europe, Asia and South America. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the relationship of the United States dollar against the Euro resulted in an increase of approximately $97,000 in net revenues for 2014 as compared to 2013. Our European subsidiary incurs most of its revenue and expenses in Euro, which, to some extent, serves as a natural hedge and limits the net currency exposure.

During the nine months ended September 30, 2014 and 2013, none of our subsidiaries was domiciled in a highly inflationary environment and the impact of inflation and changing prices on our net revenues and on our loss from continuing operations was not material.

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

Changes in Internal Control over Financial Reporting

Except with respect to our efforts to remediate our material weakness in internal control over financial reporting, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ERBA Diagnostics, Inc.

Date: November 10, 2014	By:	/s/ Prakash J. Patel
Prakash J. Patel,
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

_____________________

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished, rather than filed, with this Quarterly Report on Form 10-Q.