Form 10-Q
period 2015-03-31
ERBA Diagnostics, Inc.
filed 2015-06-26
CIK 1095858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

   44,086,009 shares of Common Stock, $.01 par value, outstanding as of June 12, 2015.

ERBA Diagnostics, Inc.

ERBA Diagnostics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2015 and December 31, 2014

	March 2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,060,000	$2,548,295
Accounts receivable, net	5,531,524	6,414,895
Inventories, net	7,934,312	6,999,335
Related party receivables	928,906	1,489,461
Other current assets	392,978	1,029,982
Total current assets	16,847,720	18,481,968

PROPERTY, PLANT AND EQUIPMENT:
Land	352,957	352,957
Buildings and improvements	3,929,133	3,794,422
Machinery and equipment	4,068,479	4,063,424
Furniture and fixtures	1,972,486	2,048,813
	10,323,055	10,259,616
Less: accumulated depreciation	(8,259,026)	(8,276,970)
Property, plant and equipment, net	2,064,029	1,982,646

OTHER LONG-TERM ASSETS:
Intangible assets, net	1,089,440	1,165,325
Goodwill	3,494,619	3,494,619
Equipment on lease, net	542,350	573,293
Product license	155,615	169,762
Restricted deposits	278,892	311,516
Other assets	14,807	16,656
Total other long-term assets	5,575,723	5,731,171
Total assets	$24,487,472	$26,195,785

LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,610,791	$2,399,874
Revolving line of credit	1,939,661	1,939,661
Other accrued expenses	1,429,282	2,009,661
Total current liabilities	5,979,734	6,349,196

OTHER LONG-TERM LIABILITIES:
Deferred tax liabilities	662,145	644,948
Other long-term liabilities	891,705	985,513
Total other long-term liabilities	1,553,850	1,630,461
Total liabilities	7,533,584	7,979,657

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01, authorized 5,000,000 shares, none issued and outstanding in 2015 and 2014	-	-
Common stock, par value $0.01, authorized 100,000,000 shares, issued and outstanding 44,086,009 at March 31, 2015 and December 31, 2014	440,860	440,860
Additional paid-in capital	53,551,050	53,540,057
Accumulated deficit	(36,430,705)	(35,411,738)
Accumulated other comprehensive loss	(607,317)	(353,051)
Total shareholders’ equity	16,953,888	18,216,128
Total liabilities and shareholders’ equity	$24,487,472	$26,195,785

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ERBA Diagnostics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	2015	2014

NET REVENUE	$4,853,076	$6,371,112

COST OF SALES	2,752,372	3,424,867
Gross profit	2,100,704	2,946,245

OPERATING EXPENSES:
Selling	866,177	1,095,678
General and administrative	1,707,947	1,398,078
Research and development	200,285	203,243
Total operating expenses	2,774,409	2,696,999

(Loss) Income from operations	(673,705)	249,246

OTHER INCOME (EXPENSE), NET:
Interest expense	(56,571)	(9,560)
Unrealized (loss) gain on foreign currency transactions	(216,616)	1,974
Other expense, net	(44,723)	(47,885)
Total other income (expense), net	(317,910)	(55,471)

(Loss) income before provision for income taxes	(991,615)	193,775

PROVISION FOR INCOME TAXES	27,352	29,529

Net (loss) income	(1,018,967)	164,246

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(254,266)	(22,311)

Total comprehensive (loss) income	$(1,273,233)	$141,935

NET INCOME (LOSS) PER SHARE – Basic	$(0.02)	$0.00
NET INCOME (LOSS) PER SHARE – Diluted	$(0.02)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	44,086,009	43,783,221
Diluted	44,086,009	55,237,472

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ERBA Diagnostics, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

For the Three Months Ended March 31, 2015

(Unaudited)

	Common Stock				Accumulated Other	Total
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Shareholders’ Equity
Balances as of December 31, 2014	44,086,009	$440,860	$53,540,057	$(35,411,738)	$(353,051)	$18,216,128
Stock compensation expense			10,993	—	—	10,993
Net loss	—	—	—	(1,018,967)	—	(1,018,967)
Foreign currency translation adjustment	—	—	—	—	(254,266)	(254,266)
Balances as of March 31, 2015	44,086,009	$440,860	$53,551,050	$(36,430,705)	$(607,317)	$16,953,888

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ERBA Diagnostics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,018,967)	$164,246
Adjustments to reconcile net (loss) income to net cash used in operating activities-
Depreciation and amortization	289,563	257,511
Reduction for doubtful accounts receivable	(7,335)	(152,546)
Deferred income tax provision	17,197	-
Non-cash compensation	10,993	-
Changes in operating assets and liabilities:
Accounts receivable	400,164	(770,835)
Inventories	(921,282)	(725,053)
Other current assets	554,409	60,452
Related party receivables	411,966	(230,242)
Accounts payable and accrued expenses	73,724	157,951
Other long-term liabilities	37,819	20,495
Net cash used in operating activities	(151,749)	(1,218,021)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(237,498)	(1,232)
Restricted deposits	32,624	-
Acquisition of equipment on lease, net	(85,608)	(41,509)
Net cash used in investing activities	(290,482)	(42,741)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under revolving line of credit	-	(11,941)
Proceeds from stock option exercises	-	106,250
Net cash provided by financing activities	-	94,309

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(46,064)	(1,549)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(488,295)	(1,168,002)

CASH AND CASH EQUIVALENTS, beginning of period	2,548,295	4,031,071

CASH AND CASH EQUIVALENTS, end of period	$2,060,000	$2,863,069

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$48,335	$9,629

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ERBA Diagnostics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(1) ORGANIZATION AND OPERATIONS:

General Information

The accompanying unaudited interim condensed consolidated financial statements of ERBA Diagnostics, Inc. (the “Company,” “ERBA Diagnostics,” “we,” “us” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments necessary to state fairly the results of operations, financial position, changes in stockholders’ equity and cash flows have been made. The results of operations, financial position, changes in stockholders’ equity and cash flows for the three months ended March 31, 2015 are not necessarily indicative of the results of operations, financial position, and changes in stockholders’ equity and cash flows which may be reported for the remainder of 2015. The consolidated balance sheet as of December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

(2) LIQUIDITY:

The Company incurred a net loss of approximately $1,019,000 during the three months ended March 31, 2015 and achieved net income of $164,000 during the three months ended March 31, 2014 and had cash used in operations of approximately $152,000 and approximately $1,218,000 for those respective periods.

As discussed in Note 13, Revolving Line of Credit, on March 25, 2015, the Company entered into a new Business Loan Agreement and Promissory Note with Citibank, N.A. (“Citibank”), which provides for a secured, revolving credit facility of up to $3,500,000 (the “New Citibank Line of Credit”) which becomes due and payable on February 29, 2016.

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

During the three months ended March 31, 2015, there were no stock option exercises. Stock compensation expense for the three months ended March 31, 2015 was $10,993. There was no stock compensation expense for the three months ended March 31, 2014.

The following table summarizes the stock option activity as of March 31, 2015:

	Number of Shares	Weighted Average Exercise Price
Balance as of December 31, 2014	808,082	$1.59
Stock options granted	40,000	$3.15
Balance as of March 31, 2015	848,082	$1.66

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

Accounts receivable, net, consisted of the following:

	March 31, 2015	December 31, 2014
	(unaudited)
Accounts receivable	$6,404,497	$7,352,473
Less: allowance for doubtful accounts	(872,973)	(937,578)
Accounts receivable, net	$5,531,524	$6,414,895

(6) INVENTORIES, NET:

Inventories, net consist of the following:

	March 31,	December 31,
	2015	2014
	(unaudited)

Raw materials	$3,495,908	$3,292,215
Work-in-process	1,373,125	1,215,178
Finished goods	3,065,279	2,491,942
Total inventories, net	$7,934,312	$6,999,335

(7) INCOME (LOSS) PER SHARE:

Basic income (loss) per share excludes any dilution. It is based upon the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of March 31, 2015 and 2014, 15,591,416 and 150,000 shares of common stock, respectively, underlying stock options and warrants were not included in computing diluted income per share because their effects would be anti-dilutive.

(8) INCOME TAXES:

The provision for income taxes consists of the following for the three months ended March 31, 2015 and 2014:

	March 31,	March 31,
	2015	2014
	(unaudited)	(unaudited)
Current:
Foreign	$10,155	$12,332
Deferred:
Domestic	17,197	17,197
Total	$27,352	$29,529

The Company is susceptible to large fluctuations in its effective tax rate and has thereby recognized income tax expense on a discrete pro-rata basis for the three months ended March 31, 2015 and 2014. In addition, no current domestic income tax provision was recorded during the same periods, due to domestic losses of approximately $836,000 and $23,000 during the three months ended March 31, 2015 and 2014, respectively. The foreign current income tax provisions for the three months ended March 31, 2015 and 2014 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy. In addition, the domestic provision of $17,197 for both 2015 and 2014 represent the deferred tax provisions in these years relating to domestic tax-deductible goodwill.

The Company has established a full valuation allowance on its net domestic deferred tax assets, which are primarily comprised of net operating loss carryforwards.  Accordingly, as of March 31, 2015 and December 31, 2014, the Company had no net domestic deferred tax assets.  As of March 31, 2015 and December 31, 2014, the Company had net deferred tax liabilities of $662,145 and $644,948, respectively, relating to tax deductible goodwill which is not expected to reverse in the foreseeable future.  Additionally, as of March 31, 2015 and December 31, 2014, the Company also had no net foreign deferred tax asset, as a full valuation allowance was provided.  Future changes in the estimated net realizable value of the deferred tax assets or deferred tax liabilities could cause the provision for income taxes to vary significantly from period to period.

Domestic net operating losses generated by the Company total approximately $17,215,000 as of December 31, 2014 and are subject to any applicable limitations as described below.  The net operating losses included in the domestic net deferred tax asset will begin to expire in 2022. Under Section 382 of the Internal Revenue Code, the Company’s use of its net operating loss carryforwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA Mannheim of the approximately 72.4% of the then outstanding shares of the Company’s common stock previously owned by the Debregeas-Kennedy Group. As a result of that acquisition, the Company’s ability to utilize net operating loss carryforwards to offset any future taxable income is currently limited to approximately $827,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date.  The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the ownership change.  The limitations of these net operating loss carryforwards did not impact the Company’s results for the three months ended March 31, 2015 and 2014.

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

A substantial portion of the Company’s accounts receivable and revenues are derived from Delta Biologicals, S.r.l., the Company’s subsidiary located in Italy (“Delta Biologicals”), and its operations may be affected by the recent fiscal and debt crisis the Italian government is facing. As of March 31, 2015 and December 31, 2014, Delta Biologicals’ gross accounts receivable, primarily due from Italian companies, were approximately $1,721,000 and $2,120,000, respectively. Amounts due from hospitals and laboratories controlled by the Italian government as of March 31, 2015 and December 31, 2014 were approximately $782,000 and $865,000, respectively, which accounted for approximately 14% and 13%, respectively, of the Company’s consolidated net accounts receivable. Delta Biologicals recognized revenues during the three months ended March 31, 2015 and 2014 of approximately $857,000 and $1,468,000, respectively, which represented approximately 17% and 23%, respectively, of the Company’s consolidated net revenues.

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

The Company’s cash management and investment policies restrict investments to low-risk, highly liquid securities, and the Company performs periodic evaluations of the credit standing of the financial institutions with which it deals. A significant portion of the Company’s cash and cash equivalents is presently held at one international securities brokerage firm. Accordingly, the Company is subject to credit risk if this brokerage firm is unable to repay the balance in the account or deliver the Company’s securities or if the brokerage firm should become bankrupt or otherwise insolvent. From time to time cash balances exceed federally insured limits.

(10) SEGMENT INFORMATION:

The Company’s management reviews financial information, allocates resources and manages its business by geographic region. The domestic region, which includes corporate expenditures, contains the Company’s subsidiaries in the United States. The European region contains Delta Biologicals. The information provided is based on internal reports and was developed and utilized by management to track trends and changes in the results of the regions. The information, including the allocations of expense and overhead, was calculated based on a management approach and may not reflect the actual economic costs, contributions or results of operations of the regions as stand-alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the regions might differ but the relative trends would, in management's view, likely not be materially impacted. The table below sets forth net revenues, income (loss) from operations, total assets, goodwill, depreciation and amortization, and capital expenditures by region for the three months ended March 31, 2015 and 2014:

	Domestic	European	Eliminations	Total
March 31, 2015:
External net sales	$4,007,902	$845,174	$-	$4,853,076
Intercompany sales	55,426	12,077	(67,503)	-
Net revenue	$4,063,328	$857,251	$(67,503)	$4,853,076

Loss from operations	$(534,022)	$(139,683)	$-	$(673,705)

Assets	$40,303,057	$4,644,640	$(20,460,225)	$24,487,472
Goodwill	$3,494,619	$-	$-	$3,494,619
Depreciation and amortization	$254,923	$34,640	$-	$289,563
Capital Expenditures	$234,454	$3,044	$-	$237,498

March 31, 2014:
External net sales	$4,905,112	$1,466,000	$-	$6,371,112
Intercompany sales	60,030	2,027	(62,057)	-
Net revenue	$4,965,142	$1,468,027	$(62,057)	$6,371,112

Income from operations	$52,585	$192,661	-	$249,246

Assets	$40,360,146	$6,406,349	$(20,460,225)	$26,306,270
Goodwill	$3,494,619	$-	$-	$3,494,619
Depreciation and amortization	$211,675	$45,836	$-	$257,511
Capital Expenditures	$1,232	$-	$-	$1,232

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

(12) RELATED PARTY TRANSACTIONS:

Certain Relationships and Related Transactions

During the three months ended March 31, 2015 and 2014, the Company sold products to Transasia, and a subsidiary of ERBA Mannheim, for a total amount of approximately $80,485 and $617,000, respectively.

During the year ended December 31, 2014, the Company began to incur management fees from ERBA Mannheim related to the management of global trade conferences and distributors in European, North African and Asian countries. During the three months ended March 31, 2015, the Company incurred approximately $52,500 in such management fees to ERBA Mannheim.

During 2011, Delta Biologicals entered into a contract research and development agreement with ERBA Mannheim, as amended, for a total of Euro 754,700, pursuant to which ERBA Mannheim has agreed to pay the subsidiary a total amount of Euro 133,000 (equivalent to approximately $186,000) during the fourth quarter of 2011 and an additional Euro 621,700 (equivalent to approximately $799,000) during the year ended December 31, 2012 for the results of certain research and development. For the three months ended March 31 2014, the Company recognized research and development revenue under this agreement in the amount of approximately Euro 138,000 (equivalent to approximately $190,000). There was no revenue recognized under this agreement for the three month period ended March 31, 2015.

The Company had total net accounts receivable from ERBA Mannheim, Transasia and related subsidiaries of approximately $929,000 and $1,489,000 as of March 31, 2015 and December 31, 2014, respectively, related to the above transactions, receivables and payables from the sale and purchase of products and the reimbursement of various expenditures incurred on behalf of ERBA Mannheim.

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

On April 16, 2012, ERBA Mannheim exercised, in part, the Warrant by paying an aggregate exercise price of $450,000 and, in connection therewith, the Company issued to ERBA Mannheim 600,000 shares of the Company’s common stock. A total of 19,400,000 warrants remain unexercised as of March 31, 2015 and 2014. As of March 31, 2015 and 2014, the Warrant was exercisable for 14,733,334 shares of the Company’s common stock.

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

(13) REVOLVING LINE OF CREDIT:

On March 1, 2013, the Company entered into a Business Loan Agreement and Promissory Note with Citibank, which provided for a secured, revolving credit facility of up to $2,000,000 (the “Old Citibank Line of Credit”). Amounts outstanding under the Old Citibank Line of Credit accrued interest at an annual rate equal to the 30-day LIBOR plus 1.75% (1.91% at December 31, 2014) and was to become due and payable on December 31, 2014, but was temporarily extended. At December 31, 2014, approximately $1,939,000 was outstanding under the Old Citibank line of credit.

On March 25, 2015, the Company entered into a new Business Loan Agreement and Promissory Note with Citibank, which provides for a secured, revolving credit facility of up to $3,500,000 (the “New Citibank Line of Credit”). The New Citibank Line of Credit has replaced the Old Citibank Line of Credit, which is no longer outstanding. Amounts outstanding under the New Citibank Line of Credit will accrue interest at an annual rate equal to the 30-day LIBOR plus 1.75% (1.93% at March 31, 2015) and will become due and payable on February 29, 2016, subject to acceleration upon the occurrence of certain specified events of default that the Company believes are customary for transactions of this type.

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

Amounts outstanding under the New Citibank Line of Credit are also collateralized by the Company’s pledge of up to sixty-six percent (66%) of the total combined voting power of all classes of capital stock and other equity interests entitled to vote of Delta Biologicals, the Company’s wholly-owned subsidiary located in Italy.

As of March 31, 2015, approximately $1,939,000 was outstanding under the New Citibank Line of Credit.

(14) OTHER:

On March 25, 2015, our wholly-owned subsidiary located in Miami Lakes, Florida – Diamedix – entered into a Purchase and Sale Agreement with Joe Management LLC, as buyer, for the sale of the real property owned by Diamedix located at 2115, 2140, 2141, 2150, 2155, 2160 North Miami Avenue and 38 NW 22nd Street, in Miami, Florida, and all improvements thereon, or collectively, the Property. The purchase price for the Property was $23,000,000. As of March 31, 2015, the net book value of the land, buildings and improvements being sold was approximately $0.4 million. The Purchase and Sale Agreement provided for a 45-day examination period, during which the buyer had the right to conduct a due diligence investigation of the Property and terminate the Purchase and Sale Agreement in its sole and absolute discretion. On June 19, 2015, Diamedix received notice from the buyer that the buyer was exercising its right to terminate the Purchase and Sale Agreement effective immediately.

(15) RECENTLY ISSUED ACCOUNTING STANDARDS:

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 and the unaudited interim condensed consolidated financial statements and the related notes to unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

●	our ability to achieve cost advantages from our own manufacture of instrument systems, reagents and test kits;
●	our ability to grow beyond the autoimmune and infectious disease markets and to expand into additional diagnostic test sectors;
●	our ability to derive revenue growth from our manufacture and sale of our own hepatitis products;
●	our ability to successfully improve our facilities and upgrade or replace our equipment and information systems in the timeframe and utilizing the amount of funds anticipated or at all;
●	our dependence on agreements with ERBA Mannheim, third party distributors and key personnel;
●	consolidation of our customers affecting our operations, markets and products;
●	reimbursement policies of governmental and private third parties affecting our operations, markets and products;
●	price constraints imposed by our customers and governmental and private third parties;
●	our ability to increase the volume of our reagent production to meet increased demand;
●	protecting our intellectual property;
●	political and economic instability and foreign currency fluctuation affecting our foreign operations;
●	the holding of a significant portion our cash and cash equivalents at a single brokerage firm, including risks relating to the bankruptcy or insolvency of such brokerage firm;

●	litigation regarding products, distribution rights, intellectual property rights, product liability and labor and employment matters;
●	voting control of our common stock by ERBA Mannheim;
●	conflicts of interest with ERBA Mannheim and its affiliates, including Suresh Vazirani and/or Kishore “Kris” Dudani, and with our officers, employees and other directors; and
●	other factors discussed elsewhere in this Annual Report on Form 10-Q

See the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion of certain risks and uncertainties that could materially and adversely affect our business, operating results or financial condition. Many of these factors are beyond our control.

MAJORITY STOCKHOLDER

ERBA Mannheim, an in vitro diagnostics company headquartered in Germany, the parent company of which is Transasia Bio-Medicals Ltd., or Transasia, is the beneficial owner, directly or indirectly, of approximately 81.6% of the outstanding shares of our common stock.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THREE MONTHS ENDED MARCH 31, 2014

Net revenue decreased by $1,518,000 to $4,853,000 in 2015 from $6,371,000 in 2014. This 24% decrease is attributable to a number of factors including weakening currencies in Europe, a significant volume of backorders to work through as a result of the consolidation of facilities into our Miami Lakes facility, increased competition from new technology in our immunology clinical chemistry sector where we have mature products, and unfavorable change in foreign exchange rates.

Cost of sales decreased by $673,000 to $2,752,000 in 2015 from $3,425,000 in 2014. This 20% decrease is directly related to the decrease in sales mentioned above, product mix, and unfavorable absorption of manufacturing costs.

Gross profit decreased by $845,000 to $2,101,000 in 2015 from $2,946,000 in 2014. This 29% decrease is attributed to the decrease in sales mentioned above and lower absorption of manufacturing costs. Gross profit margins decreased to 43.3% in 2015 from 46.2% in 2014 impacted by the lower volumes, product mix, and unfavorable manufacturing variances.

Total operating expenses increased by $77,000 to $2,774,000 in 2015 from $2,697,000 in 2014. The 3% increase is driven by an increase in general and administrative expenses of $310,000, or 22%, to $1,708,000 in 2015 from $1,398,000 in 2014 partially offset by a decrease in selling expenses of $230,000, or 21%, to $866,000 in 2015 from $1,096,000 in 2014. The increase in total operating expenses is primarily attributable to incremental recruiting costs to upgrade talent and fill key vacant positions, royalty expense, higher legal and accounting costs, and commissions not expensed in prior periods.

Operating loss was $674,000 in 2015 compared to operating income of $249,000 in 2014. The decrease is primarily related to the impact of the $845,000 reduction in gross profit resulting primarily from the decreased revenues as discussed above, research and development costs that were not billable to ERBA Mannheim of $109,000, and the higher general and administrative expenses partially offset by the decrease in selling expenses.

NET REVENUES AND GROSS PROFIT

The following table presents comparative net revenues and gross profit for our operations.

	2015	2014	Increase/ (Decrease)
Net Revenues:
Domestic	$4,008,000	$4,905,000	$(897,000)
European	845,000	1,466,000	(621,000)
Total	4,853,000	6,371,000	(1,518,000)
Cost of Sales	2,752,000	3,425,000	(673,000)
Gross Profit	$2,101,000	$2,946,000	$(845,000)
% of Total	43.3%	46.2%

The decrease in domestic revenue is attributed to a number of factors including a decrease in instrument and reagents orders in the international market, primarily in Russia which was affected by a weakening ruble as compared to the US Dollar. In addition, we entered the first quarter of 2015 with a significant volume of backorders to work through as a result of the consolidation of facilities into our Miami Lakes facility. Another factor impacting our revenues is the competition from new technology in our immunology clinical chemistry sector where we have mature products. The decrease in European revenues is the result of lower and/or delayed orders from the public sector in Italy, the lack of billing of research and development costs to ERBA Mannheim compared to $190,000 billed for the same period in prior year, and the change in foreign exchange rates unfavorably impacted revenues by $181,000.

Gross profit decreased by $845,000 to $2,101,000 in 2015 from $2,946,000 in 2014. This 29% decrease was attributed to the decrease in sales mentioned above as well as higher sales returns and discounts and lower absorption of manufacturing costs partially driven by inefficiencies with the consolidation of facilities into our Miami Lakes facility. Gross profit margins decreased to 43.3% in 2015 from 46.2% in 2014 impacted by the lower volumes and product mix.

OPERATING EXPENSES

The following table presents our comparative operating expenses. The percentages below are based on the net revenues in the above table.

	2015	% of Revenue	2014	% of Revenue	Increase/ (Decrease)
Selling	$866,000	17.8%	$1,096,000	17.2%	$(230,000)
General and Administrative	1,708,000	35.2%	1,398,000	21.9%	310,000
Research and Development	200,000	4.1%	203,000	3.2%	(3,000)
Total Operating Expenses	$2,774,000	57.1%	$2,697,000	42.3%	$77,000

Total operating expenses increased $77,000 from $2,697,000 in 2014 to $2,774,000 in 2015.

The 21% decrease of $230,000 in selling expenses in 2015 compared to 2014 is primarily due to open sales positions in the domestic operations, which were subsequently filled at the end of the second quarter of 2015, partially offset by commission expense of $85,000 related to prior periods.

The increase of $310,000 in general and administrative expenses in 2015 compared to 2014 is primarily additional expenses related to incremental recruiting costs to upgrade talent and fill key vacant positions, royalty expense under various royalty agreements, higher legal and accounting costs, additional rent for the Miami Lakes expanded facility as well as higher depreciation from increased fixed assets related to the consolidation of facilities into our Miami Lakes facility and the implementation of a new ERP system.

Research and development expenses in 2015 is slightly lower at $200,000 compared to $203,000 for 2014 as research and development efforts of our European operations of approximately Euro 97,000 (equivalent to approximately $109,000) incurred in 2015 were not billable to ERBA Mannheim. This cost was offset by lower spending in the domestic operations as we downsized headcount.

INCOME (LOSS) FROM OPERATIONS

Loss from operations totaled $674,000 in 2015 as compared to operating income of $249,000 in 2014 primarily from the reduction in gross profit and increase in general and administrative expenses partially offset by the reduction in selling expenses.

OTHER INCOME (EXPENSE), NET

Other income (expense) totaled a net expense of $318,000 in 2015 as compared to a net expense of $55,000 in 2014. The major drivers in 2015 are unrealized foreign currency exchange loss of $217,000 from the conversion of a foreign denominated cash account balance into US dollars and interest expense of $57,000 from delayed vendor payments and the line of credit.

INCOME TAX PROVISION

We recorded income tax provisions of $27,000 for 2015 and $30,000 for 2014. The current portion of our tax provisions in both years relates to Italian local income taxes based upon applicable statutory rates effective in Italy. In addition, the domestic provision of $17,000 for both 2015 and 2014 represent the deferred tax provisions in these years relating to domestic tax-deductible goodwill. No current tax benefit was recorded during 2015 or 2014 on our losses because we had a full valuation allowance against the net deferred income tax assets.

See also Note 8, Income Taxes, to the condensed consolidated financial statements regarding other tax matters.

NET INCOME (LOSS)

Net loss for 2015 was $1,019,000 compared to net income of $164,000 in 2014. The net loss for 2015 resulted primarily from a decrease in gross profit of $845,000 in 2015 as compared to 2014, foreign currency transaction losses of $217,000 in 2015 as compared to foreign currency transaction gains of $2,000 in 2014, plus an increase in operating expenses of $77,000 in 2015 as compared to 2014. Basic and diluted net loss per common share was $0.02 in 2015 as compared to a basic and diluted net income per common share of $0.00 in 2014.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2015, our working capital was $10,868,000 compared to $12,133,000 at December 31, 2014. Cash and cash equivalents totaled $2,060,000 at March 31, 2015 and $2,548,000 at December 31, 2014.

Operating activities

Net cash flows of $152,000 were used in operating activities during the three months ended March 31, 2015 as compared to $1,218,000 during the three months ended March 31, 2014.

Cash used in operating activities of $152,000 during 2015 was the result of changes in operating assets and liabilities of $557,000 and non-cash items of $310,000 more than offset by the net loss for the period. The non-cash items include principally depreciation and amortization, deferred income taxes, and stock options compensation expense. Cash provided by changes in operating assets and liabilities was due to a decrease in accounts receivable both from improved collection efforts and lower revenues, an increase in inventories from the lower revenue, a reduction in other assets as we reduced the prepayments for inventory received and an increase in accounts payable due to cash flow constraints which created delays in paying vendors.

Cash used in operating activities of $1,218,000 during 2014 was the result of changes in operating assets and liabilities of $1,486,000, partially offset by non-cash items of $105,000. The non-cash items include principally depreciation and amortization, reduction in the provision for doubtful accounts receivable, amortization of other assets and deferred income taxes. Cash provided by changes in operating assets and liabilities was due to changes in accounts receivable, inventories, other assets, accounts payable and accrued expenses and other long-term liabilities.

Investing activities

Net cash of $290,000 and $43,000 was used in investing activities during 2015 and 2014, respectively. The cash flows relating to investing activities in 2015 were primarily for capital expenditures of $237,000 related to the Miami Lakes expanded facility and acquisition of equipment on lease of $86,000. The cash flows relating to investing activities in 2014 were primarily for acquisition of equipment on lease of $42,000.

Financing activities

There were no financing activities during 2015. Financing activities during 2014 reflect proceeds from exercises of stock options of $106,000, offset by net payments of $12,000 under the revolving line of credit.

Other matters

Liquidity is expected to be sufficient through the end of 2015 from the combination of the existing cash and cash equivalents at March 31, 2015, and the investment that ERBA Mannheim has agreed to make under the Stock Purchase Agreement, including the Warrant, as described throughout this Quarterly Report on Form 10-Q.

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

Our product research and development expenditures were $200,000 during 2015 and $203,000 during 2014. Delta Biologicals billed ERBA Mannheim for a total of Euro 138,000 (equivalent to approximately $190,000) for research and development costs incurred in the three months March 31, 2014, as compared to no billing in the three months March 31, 2015. Actual expenditures will depend upon, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. There can be no assurance that these expenditures will result in the development of new products or product enhancements, which we will successfully complete products under development, that we will obtain regulatory approval or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed.

For a detailed discussion of related party activities, refer to Note 12, Related Party Transactions, to our Condensed Consolidated Financial Statements.

In connection with our evaluation of our operating results, financial condition and cash position, and specifically considering our cash utilization during the first quarter of 2015, we continue to implement measures expected to improve future cash flow. To this end, we expect operating results to continue to improve from the operating results achieved during the first quarter of 2015, based principally upon increases in revenue as a result of filling vacant sales positions in the domestic operations at the end of the second quarter of 2015 as well as an reevaluation of our channels of distribution in the United States and international markets.

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

We also own instruments that we place under “reagent rental” programs common to the industry, for periods of time at customer facilities for usage with our products. The instrument system, which remains our property, is utilized by customers to expedite the performance of certain tests and its use, including any required instrument service, is paid for by the customer through reagent kit purchases over the agreed upon contract period, typically three to five years. Upon completion of the contract period, the instrument is returned to us.

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

INVENTORY

We regularly review inventory quantities on hand, which include components for current or future versions of products and instrumentation. If necessary, we record a provision for excess and obsolete inventory based primarily on our estimates of component obsolescence, product demand and production requirements, as well as based upon the status of a product within the regulatory approval process. In accordance with our inventory accounting policy, our inventory balance as of March 31, 2015 included components for current or future versions of products and instrumentation.

Inventory reserves were $759,000 as of both March 31, 2015 and December 31, 2014.

GOODWILL AND OTHER INTANGIBLES

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. We test goodwill for impairment on an annual basis and between annual tests when impairment indicators are identified, and goodwill is written down when impaired. Goodwill was recognized in connection with the acquisition of ImmunoVision and the more recent acquisition of Drew Scientific. We perform our annual goodwill impairment test during the last quarter of the fiscal year. No impairment charge was recorded for the goodwill at ImmunoVision or Drew Scientific during the three months ended March 31, 2015 and 2014.

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

INCOME TAXES

In prior years, we have experienced net losses from our operations. In accordance with GAAP, we are required to record a valuation allowance against the deferred tax asset associated with these losses if it is “more likely than not” that we will not be able to utilize the net operating loss to offset future taxes. Due to the cumulative net losses from the operations of both our domestic and European operations, we have provided a full valuation allowance against our deferred tax assets as of March 31, 2015.  Over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of our net operating loss carryforwards and other temporary differences.  Upon reaching such a conclusion, and upon such time as we reverse the entire amount or a portion of the valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

Under Section 382 of the Internal Revenue Code, our ability to use our net operating loss carryforwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA Mannheim of the approximately 72.4% of the then outstanding shares of our common stock previously owned by the Debregeas-Kennedy Group.  As a result of that acquisition, our ability to utilize net operating loss carryforwards to offset future taxable income is currently limited to approximately $827,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date.  The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the September 1, 2010 ownership change, but may be further limited in the event of any future change in control or similar transaction.  Our results for the three months ended March 31, 2015 and 2014 were not impacted by these limitations.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

CURRENCY FLUCTUATIONS

For the three months ended March 31, 2015 and 2014, approximately 18% and 23%, respectively, of our net revenues were generated in currencies other than the United States dollar. We expect that this percentage may increase in the future as a result of our efforts to increase our international presence, particularly in key markets in Europe, Asia and South America. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the relationship of the United States dollar against the Euro resulted in a decrease of approximately $181,000 in net revenues for 2015 as compared to 2014. Our European subsidiary incurs most of its revenue and expenses in Euro, which, to some extent, serves as a natural hedge and limits the net currency exposure.

During the three months ended March 31, 2015 and 2014, none of our subsidiaries was domiciled in a highly inflationary environment and the impact of inflation and changing prices on our net revenues and on our loss from continuing operations was not material.

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

Item 4- Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, and due to the fact that there was a material weakness in our internal control over financial reporting as discussed in more detail in Part II Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the material weakness, our management, including our principal executive officer and principal financial officer, has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

Except with respect to our efforts to remediate our material weakness in internal control over financial reporting, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ERBA Diagnostics, Inc.

Date: June 26, 2015	By:	/s/ Mohan Gopalkrishnan
Mohan Gopalkrishnan
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

_____________________

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished, rather than filed, with this Quarterly Report on Form 10-Q.