Form 10-Q
period 2015-06-30
ERBA Diagnostics, Inc.
filed 2015-08-05
CIK 1095858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

   44,086,009 shares of Common Stock, $.01 par value, outstanding as of August 4, 2015.

ERBA Diagnostics, Inc.

ERBA Diagnostics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2015 and December 31, 2014

	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$1,596,381	$2,548,295
Accounts receivable, net	5,714,864	6,414,895
Inventories, net	8,365,167	6,999,335
Related party receivables	1,155,839	1,489,461
Other current assets	1,510,725	1,029,982
Assets held for sale	352,957	-
Total current assets	18,695,933	18,481,968

PROPERTY, PLANT AND EQUIPMENT:
Land	-	352,957
Buildings and improvements	1,845,557	3,794,422
Machinery and equipment	4,148,079	4,063,424
Furniture and fixtures	1,995,542	2,048,813
	7,989,178	10,259,616
Less: accumulated depreciation	(6,369,568)	(8,276,970)
Property, plant and equipment, net	1,619,610	1,982,646
OTHER LONG-TERM ASSETS:
Intangible assets, net	1,013,555	1,165,325
Goodwill	3,494,619	3,494,619
Equipment on lease, net	503,675	573,293
Product license	141,468	169,762
Restricted deposits	278,892	311,516
Other assets	15,139	16,656
Total other long-term assets	5,447,348	5,731,171
Total assets	$25,762,891	$26,195,785

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,567,150	$2,399,874
Revolving line of credit	3,494,661	1,939,661
Other accrued expenses	1,664,870	2,009,661
Total current liabilities	7,726,681	6,349,196

OTHER LONG-TERM LIABILITIES:

Deferred tax liabilities	679,342	644,948
Other long-term liabilities	872,396	985,513
Total other long-term liabilities	1,551,738	1,630,461
Total liabilities	9,278,419	7,979,657

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock, par value $0.01, authorized 5,000,000 shares, none issued and outstanding in 2015 and 2014	-	-
Common stock, par value $0.01, authorized 100,000,000 shares, issued and outstanding 44,086,009 at June 30, 2015 and December 31, 2014	440,860	440,860
Additional paid-in capital	53,586,808	53,540,057
Accumulated deficit	(36,983,802)	(35,411,738)
Accumulated other comprehensive loss	(559,394)	(353,051)
Total shareholders’ equity	16,484,472	18,216,128
Total liabilities and shareholders’ equity	$25,762,891	$26,195,785

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements

ERBA Diagnostics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Three months		Six months
	2015	2014	2015	2014
NET REVENUE	$5,945,670	$7,540,657	$10,798,746	$13,911,769

COST OF SALES	3,304,716	3,976,247	6,057,087	7,478,210

Gross profit	2,640,954	3,564,410	4,741,659	6,433,559

OPERATING EXPENSES:

Selling	981,754	1,034,029	1,847,930	2,052,610

General and administrative	1,929,588	1,603,759	3,637,534	3,001,837

Research and development	160,965	372,652	361,250	575,895

Total operating expenses	3,072,307	3,010,440	5,846,714	5,630,342

(Loss) Income from operations	(431,353)	553,970	(1,105,055)	803,217

OTHER INCOME (EXPENSE), NET:

Interest expense	(71,953)	(11,952)	(128,525)	(21,512)

Unrealized gain (loss) on foreign currency transactions	151,272	(16,178)	(65,344)	(14,204)

Other expense, net	(173,715)	(45,890)	(218,436)	(93,776)

Total other (expense) income, net	(94,396)	(74,020)	(412,305)	(129,492)

Income (loss) before provision for income taxes	(525,749)	479,950	(1,517,360)	673,725

PROVISION FOR INCOME TAXES	(27,352)	(29,514)	(54,704)	(59,043)

Net income (loss)	(553,101)	450,436	(1,572,064)	614,682

OTHER COMPREHENSIVE INCOME (LOSS):

Foreign currency translation adjustment	47,923	141,324	(206,343)	119,013

Total comprehensive income (loss)	$(505,178)	$591,760	$(1,778,407)	$733,695

NET INCOME (LOSS) PER SHARE – Basic	$(0.01)	$0.01	$(0.04)	$0.02

NET INCOME (LOSS) PER SHARE – Diluted	$(0.01)	$0.01	$(0.04)	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:

Basic	44,086,009	43,806,554	44,086,009	43,781,277

Diluted	44,086,009	54,431,579	44,086,009	54,346,301

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ERBA Diagnostics, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

For the Six Months Ended June 30, 2015

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances as of December 31, 2014	44,086,009	$440,860	$53,540,057	$(35,411,738)	$(353,051)	$18,216,128

Stock compensation expense			46,751	—	—	46,751

Net loss	—	—	—	(1,572,064)	—	(1,572,064)

Foreign currency translation adjustment	—	—	—	—	(206,343)	(206,343)

Balances as of June 30, 2015	44,086,009	$440,860	$53,586,808	$(36,983,802)	$(559,394)	$16,484,472

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ERBA Diagnostics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,572,064)	$614,682
Adjustments to reconcile net (loss) income to net cash used in operating activities-
Depreciation and amortization	538,125	507,629
Reduction in allowance for doubtful accounts receivable	(7,262)	(168,626)
Deferred income tax provision	34,394	34,394
Non-cash compensation	46,751	47,403
Changes in operating assets and liabilities:
Accounts receivable	248,696	(1,135,192)
Inventories	(1,259,191)	(1,110,009)
Other current assets	(572,623)	(100,541)
Related party receivables	(59,500)	(346,466)
Accounts payable and accrued expenses	468,749	647,233
Other long-term liabilities	(21,737)	45,839
Net cash used in operating activities	(2,155,662)	(963,654)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(249,711)	(232,044)
Restricted deposits	32,624	-
Acquisition of equipment on lease, net	(122,208)	(113,676)
Net cash used in investing activities	(339,295)	(345,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under revolving line of credit	-	(11,941)
Borrowings under revolving line of credit	1,555,000	-
Proceeds from stock option exercises	-	168,250
Net cash provided by financing activities	1,555,000	156,309

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(11,957)	(171,259)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(951,914)	(1,324,324)

CASH AND CASH EQUIVALENTS, beginning of period	2,548,295	4,031,071

CASH AND CASH EQUIVALENTS, end of period	$1,596,381	$2,706,748

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$-	$6,794
Interest paid	$105,067	$15,557

NON CASH DISCLOSURES:

Land and buildings with a carrying value of $357,957 was reclassified to assets held for sale.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ERBA Diagnostics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(1) ORGANIZATION AND OPERATIONS:

General Information

The accompanying unaudited interim condensed consolidated financial statements of ERBA Diagnostics, Inc. (the “Company,” “ERBA Diagnostics,” “we,” “us” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and, therefore, do not include all information normally included in audited financial statements. However, in the opinion of management, all adjustments necessary to state fairly the results of operations, financial position, changes in stockholders’ equity and cash flows have been made. The results of operations, financial position, changes in stockholders’ equity and cash flows for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations, financial position, and changes in stockholders’ equity and cash flows which may be reported for the remainder of 2015. The consolidated balance sheet as of December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

(2) LIQUIDITY:

The Company incurred a net loss of approximately $1,572,000 during the six months ended June 30, 2015 and achieved net income of $615,000 during the six months ended June 30, 2014 and had cash used in operations of approximately $2,156,000 and approximately $964,000 for those respective periods.

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

During the six months ended June 30, 2015, there were no stock option exercises. Stock compensation expense for the three and six months ended June 30, 2015 was approximately $35,000 and $46,800, respectively. There was stock compensation expense of approximately $47,000 for both the three and six months ended June 30, 2014.

The following table summarizes the stock option activity as of June 30, 2015:

	Number of Shares	Weighted Average Exercise Price

Balance as of December 31, 2014	808,082	$1.59

Stock options granted	115,000	$3.03

Stock options forfeited	(20,000)	$1.63

Balance as of June 30, 2015	903,082	$1.75

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

Accounts receivable, net, consisted of the following:

	June 30, 2015	December 31, 2014
	(unaudited)
Accounts receivable	$6,499,989	$7,352,473
Less: allowance for doubtful accounts	(785,125)	(937,578)
Accounts receivable, net	$5,714,864	$6,414,895

(6) INVENTORIES, NET:

Inventories, net consist of the following:

	June 30,	December 31,
	2015	2014
	(unaudited)

Raw materials	$4,476,371	$3,292,215
Work-in-process	821,861	1,215,178
Finished goods	3,066,935	2,491,942
Total inventories, net	$8,365,167	$6,999,335

(7) INCOME (LOSS) PER SHARE:

Basic income (loss) per share excludes any dilution. It is based upon the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of June 30, 2015 and 2014, 15,636,416 and 150,000 shares of common stock, respectively, underlying stock options and warrants were not included in computing diluted income per share because their effects would be anti-dilutive.

 (8) INCOME TAXES:

The provision for income taxes consists of the following for the three and six months ended June 30, 2015 and 2014:

	Three Months		Six Months
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Current:
Foreign	$(10,155)	$(12,317)	$(20,310)	$(24,649)

Deferred:
Domestic	(17,197)	(17,197)	(34,394)	(34,394)
Total	$(27,352)	$(29,514)	$(54,704)	$(59,043)

The Company is susceptible to large fluctuations in its effective tax rate and has thereby recognized income tax expense on a discrete pro-rata basis for the six month periods ended June 30, 2015 and 2014. In addition, no current domestic income tax provision was recorded during the same periods, due to domestic losses of approximately $1,233,000 during the six month period ended June 30, 2015 and the utilization of the valuation allowance to offset domestic income of approximately $592,000 during the six month period ended June 30, 2014. The foreign current income tax provisions for the six months ended June 30, 2015 and 2014 were the result of Italian local income taxes based upon applicable statutory rates effective in Italy.

The Company has established a full valuation allowance on its net domestic deferred tax assets, which are primarily comprised of net operating loss carryforwards.  Accordingly, as of June 30, 2015 and December 31, 2014, the Company had no net domestic deferred tax assets.  As of June 30, 2015 and December 31, 2014, the Company had net deferred tax liabilities of $679,342 and $644,948, respectively, relating to tax deductible goodwill which is not expected to reverse in the foreseeable future.  Additionally, as of June 30, 2015 and December 31, 2014, the Company also had no net foreign deferred tax asset, as a full valuation allowance was provided.  Future changes in the estimated net realizable value of the deferred tax assets or deferred tax liabilities could cause the provision for income taxes to vary significantly from period to period.

Domestic net operating losses generated by the Company total approximately $17,215,000 as of December 31, 2014 and are subject to any applicable limitations as described below.  The net operating losses included in the domestic net deferred tax asset will begin to expire in 2022. Under Section 382 of the Internal Revenue Code, the Company’s use of its net operating loss carryforwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA Mannheim of the approximately 72.4% of the then outstanding shares of the Company’s common stock previously owned by the Debregeas-Kennedy Group. As a result of that acquisition, the Company’s ability to utilize net operating loss carryforwards to offset any future taxable income is currently limited to approximately $827,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date.  The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the ownership change.  The limitations of these net operating loss carryforwards did not impact the Company’s results for the three and six months ended June 30, 2015 and 2014.

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

A substantial portion of the Company’s accounts receivable and revenues are derived from Delta Biologicals, S.r.l., the Company’s subsidiary located in Italy (“Delta Biologicals”), and its operations may be affected by the recent fiscal and debt crisis the Italian government is facing. As of June 30, 2015 and December 31, 2014, Delta Biologicals’ gross accounts receivable, primarily due from Italian companies, were approximately $1,713,000 and $2,120,000, respectively. Amounts due from hospitals and laboratories controlled by the Italian government as of June 30, 2015 and December 31, 2014 were approximately $762,000 and $865,000, respectively, which in both periods accounted for approximately 13% of the Company’s consolidated net accounts receivable. Delta Biologicals recognized revenues during the six months ended June 30, 2015 and 2014 of approximately $1,826,000 and $3,045,000, respectively, which represented approximately 17% and 22%, respectively, of the Company’s consolidated net revenues.

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

(10) SEGMENT INFORMATION:

The Company’s management reviews financial information, allocates resources and manages its business by geographic region. The domestic region, which includes corporate expenditures, contains the Company’s subsidiaries in the United States. The European region contains Delta Biologicals. The information provided is based on internal reports and was developed and utilized by management to track trends and changes in the results of the regions. The information, including the allocations of expense and overhead, was calculated based on a management approach and may not reflect the actual economic costs, contributions or results of operations of the regions as stand-alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the regions might differ but the relative trends would, in management's view, likely not be materially impacted. The table below sets forth net revenues, income (loss) from operations, total assets, goodwill, depreciation and amortization, and capital expenditures by region for the three and six months ended June 30, 2015 and 2014:

Three Months Ended	Domestic	European		Elimination	Total
June 30, 2015:
External Net Sales	$4,993,734		$951,936	$-	$5,945,670
Intercompany Sales	44,694		16,619	(61,313)	$-
Net Revenue	$5,038,428		$968,555	$(61,313)	$5,945,670

Loss from Operations	$(335,697)		$(95,656)	$-	$(431,353)

Depreciation and Amortization	$212,055		$36,507	$-	$248,562
Capital Expenditures	$12,243	$	(30)	$-	$12,213

June 30, 2014:
External Net Sales	$5,977,897		$1,562,760	$-	$7,540,657
Intercompany Sales	150,096		14,306	(164,402)	-
Net Revenue	$6,127,993		$1,577,066	$(164,402)	$7,540,657

Income (Loss) from Operations	$579,944		$(25,974)	$-	$553,970

Depreciation and Amortization	$201,311		$48,807	$-	$250,118
Capital Expenditures	$230,812		$-	$-	$230,812

Six Months Ended
June 30, 2015:
External Net Sales	$9,001,636		$1,797,110	$-	$10,798,746
Intercompany Sales	100,121		28,695	(128,816)	-
Net Revenue	$9,101,757		$1,825,805	$(128,816)	$10,798,746

Loss from Operations	$(869,717)		$(235,338)	$-	$(1,105,055)

Assets	$40,305,831		$4,833,265	$(19,376,205)	$25,762,891
Goodwill	$3,494,619		$-	$-	$3,494,619
Depreciation and Amortization	$466,978		$71,147	$-	$538,125
Capital Expenditures	$246,697		$3,014	$-	$249,711

June 30, 2014:
External Net Sales	$10,883,010		$3,028,759	$-	$13,911,769
Intercompany Sales	210,126		16,333	(226,459)	-
Net Revenue	$11,093,136		$3,045,092	$(226,459)	$13,911,769

Income from Operations	$745,861		$57,356	$-	$803,217

Assets	$41,297,942		$6,591,861	$(20,460,225)	$27,429,578
Goodwill	$3,494,619		$-	$-	$3,494,619
Depreciation and Amortization	$412,906		$94,723	$-	$507,629
Capital Expenditures	$232,044		$-	$-	$232,044

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

(12) RELATED PARTY TRANSACTIONS:

Certain Relationships and Related Transactions

During the six months ended June 30, 2015 and 2014, the Company sold products to Transasia, and a subsidiary of ERBA Mannheim, for a total amount of approximately $242,000 and $594,000, respectively.

During the year ended December 31, 2014, the Company began to incur management fees from ERBA Mannheim related to the management of global trade conferences and distributors in European, North African and Asian countries. During the three and six months ended June 30, 2015, the Company incurred approximately $66,000 and $133,000, respectively, in such management fees to ERBA Mannheim.

During 2011, Delta Biologicals entered into a contract research and development agreement with ERBA Mannheim, as amended, for a total of Euro 754,700, pursuant to which ERBA Mannheim has agreed to pay the subsidiary a total amount of Euro 133,000 (equivalent to approximately $186,000) during the fourth quarter of 2011 and an additional Euro 621,700 (equivalent to approximately $799,000) during the year ended December 31, 2012 for the results of certain research and development. For the six months ended June 30 2014, the Company recognized research and development revenue under this agreement in the amount of approximately Euro 138,000 (equivalent to approximately $190,000). There was no revenue recognized under this agreement for the three and six month periods ended June 30, 2015.

The Company had total net accounts receivable from ERBA Mannheim, Transasia and related subsidiaries of approximately $1,156,000 and $1,489,000 as of June 30, 2015 and December 31, 2014, respectively, related to the above transactions, receivables and payables from the sale and purchase of products and the reimbursement of various expenditures incurred on behalf of ERBA Mannheim.

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

On April 16, 2012, ERBA Mannheim exercised, in part, the Warrant by paying an aggregate exercise price of $450,000 and, in connection therewith, the Company issued to ERBA Mannheim 600,000 shares of the Company’s common stock. A total of 19,400,000 warrants remain unexercised as of June 30, 2015 and 2014. As of June 30, 2015 and 2014, the Warrant was exercisable for 14,733,334 shares of the Company’s common stock.

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

On March 25, 2015, the Company entered into a new Business Loan Agreement and Promissory Note with Citibank, which provides for a secured, revolving credit facility of up to $3,500,000 (the “New Citibank Line of Credit”). The New Citibank Line of Credit has replaced the Old Citibank Line of Credit, which is no longer outstanding. Amounts outstanding under the New Citibank Line of Credit will accrue interest at an annual rate equal to the 30-day LIBOR plus 1.75% (1.93% at June 30, 2015) and will become due and payable on February 29, 2016, subject to acceleration upon the occurrence of certain specified events of default that the Company believes are customary for transactions of this type.

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

As of June 30, 2015, approximately $3,500,000 was outstanding under the New Citibank Line of Credit.

(14) OTHER:

On March 25, 2015, our wholly-owned subsidiary located in Miami Lakes, Florida – Diamedix – entered into a Purchase and Sale Agreement with Joe Management LLC, as buyer, for the sale of the real property owned by Diamedix located at 2115, 2140, 2141, 2150, 2155, 2160 North Miami Avenue and 38 NW 22nd Street, in Miami, Florida, and all improvements thereon, or collectively, the Property. The purchase price for the Property was $23,000,000. As of June 30, 2015, the net book value of the land, buildings and improvements being sold was approximately $0.4 million and has been reclassified to Assets Held for Sale in the accompanying balance sheet. The Purchase and Sale Agreement provided for a 45-day examination period, during which the buyer had the right to conduct a due diligence investigation of the Property and terminate the Purchase and Sale Agreement in its sole and absolute discretion. On May 8, 2015, the buyer and Diamedix amended the Purchase and Sale Agreement to extend the examination period to June 19, 2015. On June 19, 2015, Diamedix received notice from the buyer that the buyer was exercising its right to terminate the Purchase and Sale Agreement effective immediately. The Property is still on the market for sale.

Reclassifications

Certain amounts in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current year’s presentation.

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

In May 2014, the FASB issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the new standard is effective for the Company beginning in the first quarter of 2018. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method nor has the Company determined the impact of the new standard on its consolidated condensed financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” Under this standard, if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. The new standard will be effective for the Company on January 1, 2016. The Company is currently evaluating the impact, if any, of the adoption of this newly issued guidance on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-011, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” Under this standard, an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this guidance are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact, if any, of the adoption of this newly issued guidance on its consolidated financial statements.

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

●	our ability to remediate our material weakness relating to our internal control over financial reporting;
●	the impact on our consolidated financial statements of our review of the intercompany transactions among our subsidiaries and the resulting eliminations made or required to be made;
●	our ability to maintain compliance with the continued listing standards of the NYSE MKT, the failure of which could result in our common stock being delisted from the NYSE MKT;
●	economic, competitive, political, governmental and other factors affecting us and our operations, markets and products;
●	the success of technological, strategic and business initiatives, including our automation strategy;
●	our ability to successfully market the DSXTM and DS2TM instrument systems from Dynex Technologies in conjunction with our test kits on a worldwide basis;
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

●	our ability to achieve cost advantages from our own manufacture of instrument systems, reagents and test kits;
●	our ability to grow beyond the autoimmune and infectious disease markets and to expand into additional diagnostic test sectors;
●	our ability to derive revenue growth from our manufacture and sale of our own hepatitis products;
●	our ability to successfully improve our facilities and upgrade or replace our equipment and information systems in the timeframe and utilizing the amount of funds anticipated or at all;
●	our dependence on agreements with ERBA Mannheim, third party distributors and key personnel;
●	consolidation of our customers affecting our operations, markets and products;
●	reimbursement policies of governmental and private third parties affecting our operations, markets and products;
●	price constraints imposed by our customers and governmental and private third parties;
●	our ability to increase the volume of our reagent production to meet increased demand;
●	protecting our intellectual property;

●	political and economic instability and foreign currency fluctuation affecting our foreign operations;
●	the holding of a significant portion our cash and cash equivalents at a single brokerage firm, including risks relating to the bankruptcy or insolvency of such brokerage firm;
●	litigation regarding products, distribution rights, intellectual property rights, product liability and labor and employment matters;
●	voting control of our common stock by ERBA Mannheim;
●	conflicts of interest with ERBA Mannheim and its affiliates, including Suresh Vazirani and/or Kishore “Kris” Dudani, and with our officers, employees and other directors; and
●	other factors discussed elsewhere in this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO SIX MONTHS ENDED JUNE 30, 2014

Net revenue decreased by $3,113,000 to $10,799,000 in 2015 from $13,912,000 in 2014. This 22% decrease is attributable to a number of factors including weakening currencies in Europe, a significant volume of backorders at the beginning of 2015 to work through as a result of the consolidation of facilities into our Miami Lakes facility, increased competition from new technology in our immunology sector where we have mature products, and unfavorable change in foreign exchange rates.

Cost of sales decreased by $1,421,000 to $6,057,000 in 2015 from $7,478,000 in 2014. This 19% decrease is directly related to the decrease in sales mentioned above, product mix, and unfavorable absorption of manufacturing costs.

Gross profit decreased by $1,692,000 to $4,742,000 in 2015 from $6,434,000 in 2014. This 26% decrease is attributed to the decrease in sales mentioned above and lower absorption of manufacturing costs. Gross profit margins decreased to 43.9% in 2015 from 46.2% in 2014 impacted by the lower volumes, product mix, and unfavorable manufacturing variances.

Total operating expenses increased by $217,000 to $5,847,000 in 2015 from $5,630,000 in 2014. The 4% increase is driven by an increase in general and administrative expenses of $637,000, or 21%, to $3,638,000 in 2015 from $3,001,000 in 2014, partially offset by a decrease in selling expenses of $205,000, or 10%, to $1,848,000 in 2015 from $2,053,000 in 2014, and research and development expenses which decreased by $215,000 to $361,000 in 2015 from $576,000 in 2014. The increase in total operating expenses is primarily attributable to incremental recruiting costs to upgrade talent and fill key vacant positions, royalty expense, higher legal and accounting costs, professional fees for various compliance projects, and commissions not expensed in prior periods.

Operating loss was $1,105,000 in 2015 compared to operating income of $803,000 in 2014. The decrease is primarily related to the impact of the $1,692,000 reduction in gross profit resulting primarily from the decreased revenues as discussed above and the higher general and administrative expenses.

NET REVENUES AND GROSS PROFIT

The following table presents comparative net revenues and gross profit for our operations.

	2015	2014	(Decrease)
Net Revenues:

Domestic	$9,002,000	$10,883,000	$(1,881,000)

European	1,797,000	3,029,000	(1,232,000)

Total	10,799,000	13,912,000	(3,113,000)

Cost of Sales	6,057,000	7,478,000	(1,421,000)

Gross Profit	$4,742,000	$6,434,000	$(1,692,000)

Gross Margin %	43.9%	46.2%

The decrease in domestic revenue is attributed to a number of factors including a decrease in instrument and reagents orders in the international market, primarily in Russia which was affected by a weakening ruble as compared to the US Dollar. In addition, we entered the first quarter of 2015 with a significant volume of backorders to work through as a result of the consolidation of facilities into our Miami Lakes facility. Another factor impacting our revenues is the competition from new technology in our immunology sector where we have mature products. The decrease in European revenues is the result of lower and/or delayed orders from the public sector in Italy, lower sales to the international market, primarily Asia, the lack of billing of research and development costs to ERBA Mannheim compared to $190,000 billed for the same period in prior year, and the change in foreign exchange rates unfavorably impacted revenues by $385,000.

Gross profit decreased by $1,692,000 to $4,742,000 in 2015 from $6,434,000 in 2014. This 26% decrease is due to the decrease in sales mentioned above as well as lower absorption of manufacturing costs. Gross profit margins decreased to 43.9% in 2015 from 46.2% in 2014 impacted by the lower volumes, product mix and unfavorable manufacturing variances.

OPERATING EXPENSES

The following table presents our comparative operating expenses. The percentages below are based on the net revenues in the above table.

	2015	% of Revenue	2014	% of Revenue	Increase/ (Decrease)
Selling	$1,848,000	17.1%	$2,053,000	14.8%	$(205,000)

General and Administrative	3,638,000	33.7%	3,001,000	21.6%	637,000

Research and Development	361,000	3.3%	576,000	4.1%	(215,000)

Total Operating Expenses	$5,847,000	54.1%	$5,630,000	40.5%	$217,000

Total operating expenses increased $217,000 from $5,630,000 in 2014 to $5,847,000 in 2015.

The 10% decrease of $205,000 in selling expenses in 2015 compared to 2014 is primarily due to open sales positions in the domestic operations, which were subsequently filled at the end of the second quarter of 2015, partially offset by royalty expense under various royalty agreements and commission expense of $85,000 related to prior periods.

The increase of $637,000 in general and administrative expenses in 2015 compared to 2014 is primarily additional expenses related to incremental recruiting costs to upgrade talent, increased headcount for new or filled key vacant positions, higher legal and accounting costs associated with the delayed SEC filings, additional rent for the Miami Lakes expanded facility as well as higher depreciation from increased fixed assets related to the consolidation of facilities into our Miami Lakes facility and the implementation of a new ERP system.

The decrease of $215,000, or 37%, in research and development expenses in 2015 compared to $576,000 for 2014 is driven by lower spending in the domestic operations as we downsized headcount. Also there was a decrease in research and development efforts in Italy associated with the next generation ELISA platform - LISA XL- as we reached the prototype stage of development. Lastly, in 2014, research and development efforts of our European operations of approximately Euro 138,000 (equivalent to approximately $190,000) were billed to ERBA Mannheim, but no amount was billable in 2015.

INCOME (LOSS) FROM OPERATIONS

Loss from operations totaled $1,105,000 in 2015 as compared to operating income of $803,000 in 2014 primarily from the reduction in gross profit from the lower sales volume and increase in general and administrative expenses partially offset by the reduction in selling and research and development expenses.

OTHER INCOME (EXPENSE), NET

Other income (expense) totaled a net expense of $412,000 in 2015 as compared to a net expense of $129,000 in 2014. The major drivers in 2015 are unrealized foreign currency exchange loss of $65,000 from the conversion of a foreign denominated cash account balance into US dollars, interest expense of $129,000 from delayed payments to vendors and the increased balance outstanding under the line of credit, as well as $150,000 associated with non-recurring transactions.

INCOME TAX PROVISION

We recorded income tax provisions of $55,000 for 2015 and $59,000 for 2014. The current portion of our tax provisions in both years relates to Italian local income taxes based upon applicable statutory rates effective in Italy. In addition, the domestic provision of $34,000 for both 2015 and 2014 represent the deferred tax provisions in these years relating to domestic tax-deductible goodwill. No current tax benefit was recorded during 2015 on our losses because we had a full valuation allowance against the net deferred income tax assets.

See also Note 8, Income Taxes, to the condensed consolidated financial statements regarding other tax matters.

NET INCOME (LOSS)

Net loss for 2015 was $1,572,000 compared to net income of $615,000 in 2014. The net loss for 2015 resulted primarily from a decrease in gross profit of $1,692,000 in 2015 as compared to 2014, an increase in operating expenses of $217,000 in 2015 as compared to 2014, and higher interest and other charges. Basic and diluted net loss per common share was $0.04 in 2015 as compared to basic and diluted net income per common share of $0.02 and $0.01, respectively, in 2014.

THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THREE MONTHS ENDED JUNE 30, 2014

Net revenues decreased by $1,595,000 to $5,946,000 in 2015 from $7,541,000 in 2014. This 21% decrease is attributable to a number of factors including weakening currencies in Europe, increased competition from new technology in our immunology sector where we have mature products, and unfavorable change in foreign exchange rates.

Cost of sales decreased by $671,000 to $3,305,000 in 2015 from $3,976,000 in 2014. This 17% decrease is directly related to the sales decrease mentioned above, product mix, and unfavorable absorption of manufacturing costs.

Gross profit decreased by $923,000 to $2,641,000 in 2015 from $3,564,000 in 2014. This 26% decrease is attributed to the decrease in sales mentioned above and lower absorption of manufacturing costs. Gross profit margins decreased to 44.4% in 2015 from 47.3% in 2014 impacted by the lower volumes, product mix, and unfavorable manufacturing variances.

Total operating expenses increased by $62,000 to $3,072,000 in 2015 from $3,010,000 in 2014. The 2% increase is a result of an increase in general and administrative expenses of $326,000, or 20%, to $1,930,000 in 2015 from $1,604,000 in 2014 partially offset by decreases in selling expenses of $52,000, or 5%, to $982,000 in 2015 from $1,034,000 in 2014 and in research and development expenses of $212,000, or 57%, to $161,000 in 2015 from $373,000 in 2014. The increase in total operating expenses is primarily attributable to the increase in headcount in our domestic operations.

Operating loss was $431,000 in 2015 compared to an operating income of $554,000 in 2014. The decrease is primarily related to the decrease in gross profit of $923,000 from decreased revenues as further discussed below.

NET REVENUES AND GROSS PROFIT

The following table presents comparative net revenues and gross profit for our operations.

	2015	2014	(Decrease)
Net Revenues:

Domestic	$4,994,000	$5,978,000	$(984,000)

European	952,000	1,562,000	(610,000)

Total	5,946,000	7,540,000	(1,594,000)

Cost of Sales	3,305,000	3,976,000	(671,000)

Gross Profit	$2,641,000	$3,564,000	$(923,000)

Gross Margin %	44.4%	47.3%

The decrease in domestic revenue is attributed to a number of factors including a decrease in clinical chemistry reagents orders in the international market, primarily India and China partially offset by increased instruments orders in clinical chemistry and hematology. Also we saw a decline in sales to Russia which was affected by a weakening ruble as compared to the US Dollar and an increase in sales to Latin America. Another factor impacting our revenues is the competition from new technology in our immunology sector where we have mature products. The decrease in European revenues is the result of lower and/or delayed orders from the public sector in Italy, a significant decrease in orders from the international market, and the change in foreign exchange rates unfavorably impacted revenues by $194,000.

Gross profit decreased by $923,000 to $2,641,000 in 2015 from $3,564,000 in 2014. This 26% decrease is attributed to the decrease in sales mentioned above. Gross profit margins decreased to 44.4% in 2015 from 47.3% in 2014 as the impact from the lower volumes was partially offset by more favorable product mix and product costing.

OPERATING EXPENSES

The following table presents our comparative operating expenses. The percentages below are based on the net revenues in the above table.

	2015	% of Revenue	2014	% of Revenue	Increase/ (Decrease)
Selling	$982,000	16.5%	$1,034,000	13.7%	$(52,000)

General and Administrative	1,929,000	32.5%	1,604,000	21.3%	325,000

Research and Development	161,000	2.7%	372,000	4.9%	(211,000)

Total Operating Expenses	$3,072,000	51.7%	$3,010,000	39.9%	$62,000

Total operating expenses increased $62,000 from $3,010,000 in 2014 to $3,072,000 in 2015.

The 5% decrease of $52,000 in selling expenses in 2015 compared to 2014 is primarily is primarily due to open sales positions in the domestic operations, which were subsequently filled at the end of the second quarter of 2015.

The 20% increase of $325,000 in general and administrative expenses in 2015 compared to 2014 is related to incremental recruiting costs to upgrade talent, increased headcount for new or filled key vacant positions, higher legal and accounting costs associated with the delayed SEC filings, professional fees, additional rent for the Miami Lakes expanded facility, as well as higher depreciation from increased fixed assets related to the consolidation of facilities into our Miami Lakes facility.

The 57% decrease of $211,000 in research and development expenses in 2015 compared to 2014 was primarily due to decreased research and development efforts of our European operations and decrease in headcount of the domestic operations.

INCOME (LOSS) FROM OPERATIONS

Loss from operations totaled $431,000 in 2015 as compared to an operating income of $554,000 in 2014, primarily from the reduction in gross profit and increase in general and administrative expenses partially offset by the reduction in research and development expenses.

OTHER INCOME (EXPENSE), NET

Other income (expense) totaled a net expense of $94,000 in 2015 as compared to $74,000 in 2014. The major drivers in 2015 are interest expense of $72,000 from delayed payments to vendors and the increased balance outstanding under the line of credit, as well as $150,000 associated with non-recurring transactions. These costs were partially offset by realized and unrealized foreign currency exchange gains of $151,000 from the conversion of a foreign denominated cash account balance into US dollars and remeasurement of foreign denominated payables.

INCOME TAX PROVISION

As of June 30, 2015 and 2014, we have recorded income tax provisions of $27,000 and $30,000, respectively. The current portion of our tax provisions in both years relates to Italian local income taxes based upon applicable statutory rates effective in Italy. In addition, the domestic provision of $17,000 for both 2015 and 2014 represent the deferred tax provisions in these years relating to domestic tax-deductible goodwill. No current tax benefit was recorded during the two years on our losses because we had a full valuation allowance against the net deferred income tax assets.

See also Note 8, Income Taxes, to the condensed consolidated financial statements regarding other tax matters.

NET INCOME (LOSS)

Net loss for 2015 was $553,000 compared to net income of $450,000 in 2014. The net loss for 2015 resulted primarily from a decrease in gross profit of $923,000 in 2015 as compared to 2014, plus an increase in operating expenses of $62,000 in 2015 as compared to 2014. Basic and diluted net loss per common share was $0.01 in 2015 as compared to a basic and diluted net income per common share of $0.01 in 2014.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2015, our working capital was $10,969,000 compared to $12,133,000 at December 31, 2014. Cash and cash equivalents totaled $1,596,000 at June 30, 2015 and $2,548,000 at December 31, 2014.

Operating activities

Net cash flows of $2,156,000 were used in operating activities during the six months ended June 30, 2015 as compared to $964,000 during the six months ended June 30, 2014.

Cash used in operating activities of $2,156,000 during 2015 was the result of changes in operating assets and liabilities of $1,196,000 and non-cash items of $612,000 plus the net loss for the period. The non-cash items include principally depreciation and amortization, deferred income taxes, and stock options compensation expense. Cash used by changes in operating assets and liabilities was due primarily to an increase in inventories building up from the lower revenue as well as to comply with certain minimum purchase requirements, an increase in other assets for vendor prepayments, a decrease in accounts receivable both from improved collection efforts and lower revenues, and an increase in accounts payable due to cash flow constraints which created delays in paying vendors.

Cash used in operating activities of $964,000 during 2014 was the result of changes in operating assets and liabilities of $1,999,000, partially offset by non-cash items of $421,000 plus the net income for the period. The non-cash items include principally depreciation and amortization, reduction in the provision for doubtful accounts receivable, amortization of other assets and deferred income taxes. Cash used by changes in operating assets and liabilities was due to changes in accounts receivable, inventories, other assets, accounts payable and accrued expenses and other long-term liabilities.

Investing activities

Net cash of $339,000 and $346,000 was used in investing activities during 2015 and 2014, respectively. The cash flows relating to investing activities in 2015 were primarily for capital expenditures of $250,000 related to the Miami Lakes expanded facility and acquisition of equipment on lease of $122,000. The cash flows relating to investing activities in 2014 were primarily for capital expenditures of $232,000 and acquisition of equipment on lease of $114,000.

Financing activities

During 2015, we borrowed an incremental $1,555,000 under the new line of credit with Citibank. Financing activities during 2014 reflect proceeds from exercises of stock options of $168,000, offset by net payments of $12,000 under the old revolving line of credit with Citibank.

Other matters

Liquidity is expected to be sufficient through the end of 2015 from the combination of the existing cash and cash equivalents at June 30, 2015, and the investment that ERBA Mannheim has agreed to make under the Stock Purchase Agreement, including the Warrant, as described throughout this Quarterly Report on Form 10-Q.

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

Our product research and development expenditures were $361,000 during 2015 and $576,000 during 2014. Delta Biologicals billed ERBA Mannheim for a total of Euro 138,000 (equivalent to approximately $190,000) for research and development costs incurred in the six months June 30, 2014 compared to no billing in the six months June 30, 2015. Actual expenditures will depend upon, among other things, the outcome of clinical testing of products under development, delays or changes in government required testing and approval procedures, technological and competitive developments, strategic marketing decisions and liquidity. There can be no assurance that these expenditures will result in the development of new products or product enhancements, which we will successfully complete products under development, that we will obtain regulatory approval or that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed.

For a detailed discussion of related party activities, refer to Note 12, Related Party Transactions, to our Condensed Consolidated Financial Statements.

In connection with our efforts to improve the effectiveness of our internal control over financial reporting, we have undertaken a review of the intercompany transactions among our subsidiaries and the resulting eliminations made, or required to be made, in the process of producing our consolidated financial statements and their impact, if any, on reported assets and liabilities.

In connection with our evaluation of our operating results, financial condition and cash position, and specifically considering our cash utilization during the first six months of 2015, we continue to implement measures expected to improve future cash flow. To this end, we expect operating results to continue to improve from the operating results achieved during the six months of 2015, based principally upon increases in revenue as a result of filling vacant sales positions in the domestic operations at the end of the second quarter of 2015 as well as a reevaluation of our channels of distribution in the United States and international markets.

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

INVENTORY

We regularly review inventory quantities on hand, which include components for current or future versions of products and instrumentation. If necessary, we record a provision for excess and obsolete inventory based primarily on our estimates of component obsolescence, product demand and production requirements, as well as based upon the status of a product within the regulatory approval process. In accordance with our inventory accounting policy, our inventory balance as of June 30, 2015 included components for current or future versions of products and instrumentation.

Inventory reserves were $759,000 as of both June 30, 2015 and December 31, 2014.

GOODWILL AND OTHER INTANGIBLES

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. We test goodwill for impairment on an annual basis and between annual tests when impairment indicators are identified, and goodwill is written down when impaired. Goodwill was recognized in connection with the acquisition of ImmunoVision and the more recent acquisition of Drew Scientific. We perform our annual goodwill impairment test during the last quarter of the fiscal year. No impairment charge was recorded for the goodwill at ImmunoVision or Drew Scientific during the six months ended June 30, 2015 and 2014.

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

INCOME TAXES

In prior years, we have experienced net losses from our operations. In accordance with GAAP, we are required to record a valuation allowance against the deferred tax asset associated with these losses if it is “more likely than not” that we will not be able to utilize the net operating loss to offset future taxes. Due to the cumulative net losses from the operations of both our domestic and European operations, we have provided a full valuation allowance against our deferred tax assets as of June 30, 2015.  Over time we may reach levels of profitability that could cause our management to conclude that it is more likely than not that we will realize all or a portion of our net operating loss carryforwards and other temporary differences.  Upon reaching such a conclusion, and upon such time as we reverse the entire amount or a portion of the valuation allowance against the deferred tax asset, we would then provide for income taxes at a rate equal to our effective tax rate.

Under Section 382 of the Internal Revenue Code, our ability to use our net operating loss carryforwards will be limited in the future as a result of the September 1, 2010 acquisition by ERBA Mannheim of the approximately 72.4% of the then outstanding shares of our common stock previously owned by the Debregeas-Kennedy Group.  As a result of that acquisition, our ability to utilize net operating loss carryforwards to offset future taxable income is currently limited to approximately $827,000 per year, plus both any limitation unused since the acquisition and any unused net operating losses generated after the September 1, 2010 acquisition date.  The amount of the annual limitation will be adjusted upwards for any recognized built-in gains on certain assets sold during the five year period commencing with the September 1, 2010 ownership change, but may be further limited in the event of any future change in control or similar transaction.  Our results for the three and six months ended June 30, 2015 and 2014 were not impacted by these limitations.

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

In May 2014, the FASB issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the new standard is effective for the Company beginning in the first quarter of 2018. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method nor has the Company determined the impact of the new standard on its consolidated condensed financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” Under this standard, if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. The new standard will be effective for the Company on January 1, 2016. The Company is currently evaluating the impact, if any, of the adoption of this newly issued guidance on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-011, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” Under this standard, an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this guidance are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact, if any, of the adoption of this newly issued guidance on its consolidated financial statements.

CURRENCY FLUCTUATIONS

For the six months ended June 30, 2015 and 2014, approximately 17% and 22%, respectively, of our net revenues were generated in currencies other than the United States dollar. We expect that this percentage may increase in the future as a result of our efforts to increase our international presence, particularly in key markets in Europe, Asia and South America. Fluctuations in the value of foreign currencies relative to the United States dollar affect our reported results of operations. If the United States dollar weakens relative to the foreign currency, then our earnings generated in the foreign currency will, in effect, increase when converted into United States dollars and vice versa. Exchange rate differences resulting from the relationship of the United States dollar against the Euro resulted in a decrease of approximately $375,000 in net revenues for 2015 as compared to 2014. Our European subsidiary incurs most of its revenue and expenses in Euro, which, to some extent, serves as a natural hedge and limits the net currency exposure.

During the six months ended June 30, 2015 and 2014, none of our subsidiaries was domiciled in a highly inflationary environment and the impact of inflation and changing prices on our net revenues and on our loss from continuing operations was not material.

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

Item 4- Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, which identified the need to improve the reconciliation process related to intercompany accounts, and due to the fact that there was a material weakness in our internal control over financial reporting as discussed in more detail in Part II Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the material weakness, our management, including our principal executive officer and principal financial officer, has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Remediation Plan

Our remediation efforts to address this material weakness are ongoing and include, among other things, hiring additional qualified personnel and evaluating or undertaking certain improvements to our systems and processes, which, if successful, we believe will be sufficient to provide us with the ability to remediate or cure this material weakness in the future. In connection with our efforts to improve the effectiveness of our internal control over financial reporting, we have undertaken a review of the intercompany transactions among our subsidiaries and the resulting eliminations made, or required to be made, in the process of producing our consolidated financial statements. If this material weakness, including the reconciliation of intercompany accounts, is not remediated or cured, then these deficiencies in internal control over financial reporting could adversely affect the timing and accuracy of our financial reporting.

Changes in Internal Control over Financial Reporting

Except with respect to our efforts to remediate our material weakness in internal control over financial reporting, including our inability to reconcile intercompany accounts on a timely basis, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ERBA Diagnostics, Inc

Date: August 5, 2015	By:	/s/ Ernesina Scala
Ernesina Scala,
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

_____________________

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished, rather than filed, with this Quarterly Report on Form 10-Q.